Form 10-Q
period 1996-09-30
TCI SATELLITE ENTERTAINMENT INC
filed 1996-11-27
CIK 1022222

                                UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____ to _____


Commission File Number: 0-21317


                       TCI SATELLITE ENTERTAINMENT, INC.
                       ---------------------------------
            (Exact name of Registrant as specified in its charter)


       State of Delaware                               84-1299995
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


   8085 South Chester, Suite 300
         Englewood, Colorado                             80112
----------------------------------------  ------------------------------------
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (303) 712-4600


         Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports).

               Yes   X     No
                    ---       ---

         Indicate by check mark whether the Registrant has been subject to such filing requirements for the past 90 days.

               Yes         No  X
                    ---       ---

         Following the December 4, 1996 distribution of 100% of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. to holders of Tele-Communications, Inc. Series A and Series B TCI Group Common Stock, it is estimated that the approximate number of shares outstanding of TCI Satellite Entertainment, Inc. common stock will be:

                 Series A common stock - 57,940,000 shares; and
                   Series B common stock - 8,466,000 shares.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                            Combined Balance Sheets

                                  (unaudited)

                                          September 30,  December 31,
                                              1996           1995
                                          -------------  ------------
                                             amounts in thousands
Assets
------

Cash                                         $    1,988         1,801


Accounts receivable                              25,484        29,192
Less allowance for doubtful accounts              3,876         4,819
                                             ----------       -------
                                                 21,608        24,373
                                             ----------       -------

Prepaid expenses                                    705            86

Investment in, and related advances to,
 PRIMESTAR Partners L.P.
 ("PRIMESTAR Partners") (note 4)                 30,345        17,963

Property and equipment, at cost:
 Satellite reception equipment                  588,271       422,070
 Subscriber installation costs                  211,324       128,870
 Support equipment                               20,319        12,395
 Cost of satellites under construction          452,830       382,900
  (note 5)                                   ----------       -------
                                              1,272,744       946,235
 Less accumulated depreciation                  136,360        57,015
                                             ----------       -------
                                              1,136,384       889,220
                                             ----------       -------
                                             $1,191,030       933,443
                                             ==========       =======

                                                          (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                       Combined Balance Sheets, continued

                                  (unaudited)

                                          September 30,   December 31,
                                               1996           1995
                                          --------------  -------------
                                              amounts in thousands

Liabilities and Parent's Investment
-----------------------------------

Accounts payable                             $    8,024         11,378

Accrued charges from PRIMESTAR Partners
 (note 4)                                        35,556         26,420


Other accrued expenses                           10,710         11,483

Subscriber advance payments                      19,689         13,244

Due to PRIMESTAR Partners (note 5)              386,219        382,900

Deferred income taxes                            23,082          4,434
                                             ----------        -------
      Total liabilities                         483,280        449,859
                                             ----------        -------

Parent's investment:
 Accumulated deficit                           (132,369)       (75,775)
 Due to TCI Communications, Inc.
  ("TCIC") (notes 2 and 6)                      840,119        559,359
                                             ----------        -------
      Total parent's investment                 707,750        483,584
                                             ----------        -------
Commitments and contingencies
(notes 2, 4, 5, 6, and 7)

                                             $1,191,030        933,443
                                             ==========        =======

           See accompanying notes to combined financial statements.

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                       Combined Statements of Operations

                                  (unaudited)

                                           Three months ended    Nine months ended
                                             September 30,         September 30,
                                          --------------------  -------------------
                                             1996       1995      1996       1995
                                          ----------  --------  ---------  --------
                                                    amounts in thousands
Revenue:
   Programming and equipment rental        $ 92,569    35,990    249,439    73,352
   Installation                              14,033    22,818     50,810    47,067
                                           --------   -------    -------   -------
                                            106,602    58,808    300,249   120,419
                                           --------   -------    -------   -------
Operating costs and expenses:
   Charges from PRIMESTAR Partners
    (note 4):
       Programming                           30,543    15,672     88,007    29,981
       Satellite, marketing and
        distribution                         17,359     6,761     46,781    14,148

   Other operating:
     TCIC (note 6)                            5,941     4,002     16,446    11,138
     Other                                    3,118       960      7,463     1,665

   Selling, general and administrative:
     TCIC (note 6)                            5,024     1,880     14,600     4,103
     Other                                   45,699    27,467    121,013    52,424

   Depreciation                              33,678    11,966     87,205    31,881
                                           --------   -------    -------   -------
                                            141,362    68,708    381,515   145,340
                                           --------   -------    -------   -------

      Operating loss                        (34,760)   (9,900)   (81,266)  (24,921)
                                           --------   -------    -------   -------

Other income (expense):
   Share of earnings (losses)
     of PRIMESTAR Partners (note 4)               1    (3,131)    (1,445)   (8,119)
   Other, net                                   117        78        311       221
                                           --------   -------    -------   -------
                                                118    (3,053)    (1,134)   (7,898)
                                           --------   -------    -------   -------

      Loss before income taxes              (34,642)  (12,953)   (82,400)  (32,819)

Income tax benefit                           10,936     3,603     25,806    10,433
                                           --------   -------    -------   -------

      Net loss                             $(23,706)   (9,350)   (56,594)  (22,386)
                                           ========   =======    =======   =======

           See accompanying notes to combined financial statements.

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                   Combined Statement of Parent's Investment

                                  (unaudited)

                                                                     Total
                                          Accumulated    Due to    parent's
                                            deficit       TCIC    investment
                                          ------------  --------  -----------
                                                 amounts in thousands

Balance at January 1, 1996                  $ (75,775)  559,359      483,584

 Net loss                                     (56,594)       --      (56,594)
 Allocation of TCIC expenses                       --    31,046       31,046
 Allocation of TCIC installation costs             --    37,470       37,470
 Intercompany income tax allocation                --   (44,454)     (44,454)
 Net cash transfers from TCIC                      --   256,698      256,698
                                          -----------   -------      -------
Balance at September 30, 1996               $(132,369)  840,119      707,750
                                          ===========   =======      =======


           See accompanying notes to combined financial statements.

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                       Combined Statements of Cash Flows

                                  (unaudited)

                                            Nine months ended
                                              September 30,
                                          ----------------------
                                             1996        1995
                                          -----------  ---------
                                          amounts in thousands
                                              (see note 3)

Cash flows from operating activities:
 Net loss                                  $ (56,594)   (22,386)
 Adjustments to reconcile net loss to
  net cash provided by operating
    activities:
     Depreciation                             87,205     31,881
     Share of losses of PRIMESTAR
      Partners                                 1,445      8,119
     Deferred income tax expense              18,648      6,179
     Other non-cash charges (credits)           (553)       179
     Changes in operating assets and
      liabilities:
       Change in receivables                   2,765    (18,859)
       Change in prepaids                       (619)       (29)
       Change in accruals and payables         5,009     30,951
       Change in subscriber advance
        payments                               6,445      6,481
                                           ---------   --------
         Net cash provided by operating
          activities                          63,751     42,516
                                           ---------   --------
Cash flows from investing activities:
 Capital expended for construction of
  satellites                                 (69,930)   (79,932)
 Capital expended for property and
  equipment                                 (264,439)  (268,909)
 Additional investments in and loans to
  PRIMESTAR Partners                         (13,827)   (13,210)
                                           ---------   --------

         Net cash used in investing
          activities                        (348,196)  (362,051)
                                           ---------   --------

Cash flows from financing activities:
 Increase in amounts due to PRIMESTAR
  Partners                                     3,319     79,932
 Increase in amounts due to TCIC             281,313    239,603
                                           ---------   --------

         Net cash provided by financing
          activities                         284,632    319,535
                                           ---------   --------
         Net increase in cash                    187         --

         Cash at beginning of period           1,801         --
                                           ---------   --------

         Cash at end of period             $   1,988         --
                                           =========   ========


           See accompanying notes to combined financial statements.

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

                               September 30, 1996

                                  (unaudited)


(1)  Basis of Presentation
     ---------------------

     The accompanying combined financial statements of TCI Satellite Entertainment, Inc. ("TSEI") represent a combination of the historical financial information of certain satellite television assets (collectively, "TCI SATCO") of TCIC, a subsidiary of Tele-Communications, Inc. ("TCI"). Upon consummation of the spinoff transaction described in note 2, TSEI will own the assets that comprise TCI SATCO, which assets include (i) a 100% ownership interest in "PRIMESTAR By TCI," the TCIC business that distributes the PRIMESTAR(R) programming service to subscribers within specified areas of the continental United States, (ii) a 100% ownership interest in Tempo Satellite, Inc. ("Tempo"), and (iii) a 20.86% aggregate ownership interest in PRIMESTAR Partners.

     Tempo holds a construction permit (the "Construction Permit") issued by the Federal Communications Commission ("FCC") authorizing construction of a direct broadcast satellite ("DBS") system. Tempo is also a party to a construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral"), pursuant to which Loral is currently constructing two high power communications satellites (the "Company Satellites"). PRIMESTAR Partners, which was formed as a limited partnership in 1990 by subsidiaries of TCIC, several other cable operators, and General Electric Company, broadcasts satellite entertainment services that are delivered to the home through PRIMESTAR By TCI and certain other authorized distributors.

     In the following text, the "Company" may, as the context requires, refer to "TCI SATCO" (prior to the completion of the spinoff transaction described in note 2), TSEI and its consolidated subsidiaries (subsequent to the completion of the spinoff transaction described in note 2) or both. Additionally, unless the context indicates otherwise, references to "TCI" and "TCIC" herein are to TCI and TCIC and their respective consolidated subsidiaries (other than the Company).

     All significant inter-entity transactions have been eliminated.

     As further discussed in note 6, the accompanying combined statements of operations include allocations of certain costs and expenses of TCIC. Although such allocations are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis, management believes the resulting allocated amounts are reasonable.

     The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim combined financial statements should be read in conjunction with the Company's December 31, 1995 audited combined financial statements and notes thereto.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Spinoff Transaction
     -------------------

     On June 17, 1996, the Board of Directors of TCI (the "TCI Board") announced its intention to spin off all the capital stock of the Company to the holders of Tele-Communications, Inc. Series A TCI Group Common Stock (the "Series A TCI Group Common Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock (the "Series B TCI Group Common Stock" and, together with the Series A TCI Group Common Stock, the "TCI Group Common Stock"). The spinoff will be effected as a distribution (the "Distribution") by TCI to holders of its TCI Group Common Stock of shares of the Series A Common Stock of the Company (the "Series A Common Stock") and Series B Common Stock of the Company (the "Series B Common Stock"). The Distribution will not involve the payment of any consideration by the holders of TCI Group Common Stock (such holders, the "TCI Group Stockholders"), and is intended to qualify as a tax-free spinoff. The Distribution will occur on December 4, 1996, (the "Distribution Date") and will be made as a dividend to holders of record of TCI Group Common Stock as of the close of business on November 12, 1996 (the "Record Date").

     Stockholders of record of TCI Group Common Stock on the Record Date will receive one share of Series A Common Stock for each ten shares of Series A TCI Group Common Stock owned of record at the close of business on the Record Date and one share of Series B Common Stock for each ten shares of Series B TCI Group Common Stock owned of record as of the close of business on the Record Date. Fractional shares will not be issued. Fractions of one-half or greater of a share will be rounded up and fractions of less than one-half of a share will be rounded down to the nearest whole number of shares of Series A Common Stock and Series B Common Stock.

     Following the Distribution, the Company and TCI will operate independently, and neither will have any stock ownership, beneficial or otherwise, in the other. For the purposes of governing certain of the ongoing relationships between the Company and TCI after the Distribution, and to provide mechanisms for an orderly transition, the Company and TCI have entered, or prior to the Distribution will enter, into various agreements, including the "Reorganization Agreement," the "Fulfillment Agreement," the "TCIC Credit Facility," the "Transition Services Agreement," an amendment to TCI's existing "Tax Sharing Agreement" and the "Indemnification Agreements."


                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     Reorganization Agreement

     The Reorganization Agreement will provide for, among other things, the transfer to the Company of the assets of TCI SATCO, and for the assumption by the Company of related liabilities. No consideration will be payable by the Company for these transfers, except that two subsidiaries of the Company will purchase TCIC's partnership interests in PRIMESTAR Partners for consideration payable by delivery of promissory notes issued by such subsidiaries, which notes will be assumed by TCI on or before the Distribution Date, in the form of a capital contribution to the Company. The Reorganization Agreement will also provide for certain cross-indemnities designed to make the Company financially responsible for all liabilities relating to the digital satellite business conducted by TCI prior to the Distribution, as well as for all liabilities incurred by the Company after the Distribution, and to make TCI financially responsible for all potential liabilities of the Company which are not related to the digital satellite business, including, for example, liabilities arising as a result of the Company having been a subsidiary of TCI.

     Pursuant to the Reorganization Agreement, on or before the Distribution Date, the Company will issue to TCIC a promissory note (the "Company Note"), in the principal amount of $250,000,000, representing a portion of the Company's intercompany balance owed to TCIC on such date. See related discussion below.

     Pursuant to the Reorganization Agreement, the remainder of the Company's intercompany balance owed to TCIC on the Distribution Date will be assumed by TCI in the form of a capital contribution to the Company. In addition, the Company will (i) assume TCI's obligations under options to be granted on the Distribution Date to certain key employees of TCI (who are not employees of the Company) representing, in aggregate, 2.5% of the shares of Company Common Stock issued and outstanding on the Distribution Date, after giving effect to the Distribution, and (ii) grant to TCI an option to purchase up to 4,765,000 shares of Series A Common Stock, at an exercise price of $1.00 per share, as required by TCI from time to time to meet its obligations under the conversion features of the TCI Series D Preferred Stock and the Convertible Notes due December 12, 2021, of TCI UA, Inc., as such conversion features are adjusted as a result of the Distribution. See related discussion below.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     Fulfillment Agreement

     TCIC historically has provided the Company with certain customer fulfillment services for PRIMESTAR(R) customers enrolled by the Company's direct sales force and National Call Center. Charges for such services have been allocated to the Company by TCIC based on scheduled rates.

     Pursuant to the Fulfillment Agreement entered into by TCIC and the Company, TCIC will continue to provide fulfillment services to the Company following the Distribution with respect to customers of the PRIMESTAR(R) medium power service. Such services will include installation, maintenance, retrieval, inventory management and other customer fulfillment services. The Fulfillment Agreement will become effective on the first day of the month following the Distribution Date. Among other matters, the Fulfillment Agreement (i) sets forth the responsibilities of TCIC with respect to fulfillment services, including performance standards and penalties for non-performance, (ii) provides for TCIC's fulfillment sites to be connected to the billing and information systems used by the Company, allowing for on-line scheduling and dispatch of installation and other service calls, and (iii) provides scheduled rates to be charged to the Company for the various customer fulfillment services to be provided by TCIC. The Company retains sole control under the Fulfillment Agreement to establish the retail prices and other terms and conditions on which installation and other services will be provided to the Company's customers. The Fulfillment Agreement also provides that, during the term of the Fulfillment Agreement, TCIC will not provide fulfillment services to any other similar or competitive provider or distributor of television programming services (other than traditional cable). The Fulfillment Agreement will have an initial term of two years and is terminable, on 180 days notice to TCIC, by the Company at any time during the first six months following the Distribution Date.

     There can be no assurance that the terms of the Fulfillment Agreement are not more or less favorable than those which could be obtained from unaffiliated third parties, or that comparable services could be obtained by the Company from third parties on any terms if the Fulfillment Agreement is terminated. The cost to the Company of the services provided by TCIC under the Fulfillment Agreement will exceed the current standard charges allocated to the Company for such services, reflecting in part the value to the Company, as determined by Company management, of the performance standards, exclusivity, termination right and certain other provisions included in the Fulfillment Agreement. See notes 1 and 6.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     TCIC Credit Facility

     TCIC has agreed to make loans to the Company from time to time up to an aggregate outstanding principal amount of $500,000,000 (the ''TCIC Revolving Loans''). The terms and conditions of the TCIC Revolving Loans and Company Note will be provided for in a credit agreement, dated as of the Distribution Date, between the Company and TCIC (the ''TCIC Credit Facility''). The TCIC Revolving Loans and the Company Note will bear interest at 10% per annum, compounded semi-annually. Commitment fees equal to 3/8% of the average unborrowed availability of TCIC's $500,000,000 commitment under the TCIC Credit Facility will be payable to TCIC annually. Proceeds from the TCIC Revolving Loans may be used to fund (i) working capital requirements, (ii) capital expenditures contemplated by the October 1996 business plan of the Company, (iii) up to $75,000,000 of other capital expenditures and investments and (iv) the commitment fees payable under the TCIC Credit Facility. The TCIC Credit Facility requires the Company to use its best efforts to obtain external debt or equity financing after the Distribution Date. The TCIC Credit Facility further provides for mandatory prepayment of the TCIC Revolving Loans and the Company Note if and in the amount that the Company has obtained such external financing. Any such prepayment from the proceeds of external financing is required to be applied first to the Company Note and then to repay borrowings and correspondingly reduce the commitments under the TCIC Credit Facility. The outstanding principal of the TCIC Revolving Loans and the Company Note, together with accrued interest, will be due and payable September 30, 2001, the final maturity date of the TCIC Credit Facility, whether or not sufficient external financing has then been obtained by the Company.

     Borrowings under the TCIC Credit Facility are subject to, among other things, (a) the Company's representations and warranties being true and correct on the date of borrowing, (b) the Company's being in compliance with its covenants in the TCIC Credit Facility, (c) no default having occurred and being continuing on the borrowing date or being caused by such borrowing and (d) the Company's being in compliance, in all material respects, with the terms and conditions of the Indemnification Agreements, the Transition Services Agreement, the Reorganization Agreement and the Fulfillment Agreement. The TCIC Credit Facility sets forth the covenants the Company has agreed to comply with during the term of the TCIC Credit Facility, including its covenants (i) not to sell, transfer or otherwise dispose of any asset (other than sales of inventory in the ordinary course of business), without the prior written consent of TCIC (other than the sale of assets or securities of a subsidiary if the aggregate consideration payable to the seller in respect of such sale is not less than the fair market value of such assets), (ii) not to merge into or consolidate or combine with any other person, without the prior written consent of TCIC,
     (iii) not to declare or pay any dividend or make any distribution on its capital stock (other than in common stock), or purchase, redeem or otherwise acquire or retire for value any capital stock of the Company,
     (iv) to maintain specified minimum numbers of qualified subscribers from December 31, 1996 through December 31, 1997, (v) not to incur indebtedness at any time prior to and including December 31, 1997 that would exceed a specified amount per qualified subscriber, (vi) to maintain specified leverage ratios from January 1, 1998 through September 30, 2001, (vii) to maintain specified minimum ratios of annualized cash flow to annual interest expense and (viii) to maintain a specified minimum ratio of annualized cash flow to pro forma debt service.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                     Notes to Combined Financial Statements

     Transition Services Agreement

     Pursuant to the Transition Services Agreement between TCI and the Company, following the Distribution, TCI will provide to the Company certain services and other benefits, including certain administrative and other services that were provided by TCI prior to the Distribution. Pursuant to the Transition Services Agreement, TCI has also agreed to provide the Company with certain most-favored-customer rights to programming services that TCI or a wholly-owned subsidiary of TCI may own in the future and access to any volume discounts that may be available to TCI for purchase of home satellite dishes, satellite receivers and other equipment. As compensation for the services rendered and for the benefits made available to the Company pursuant to the Transition Services Agreement, the Company will pay TCI a monthly fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers), commencing with the month of January, 1997, up to a maximum of $3,000,000 per month, and reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. The Transition Services Agreement will continue in effect until the close of business on December 31, 1999, and will be renewed automatically for successive one-year periods thereafter, unless earlier terminated by (i) either party at the end of the initial term or the then current renewal term, as applicable, on not less than 180 days' prior written notice to the other party, (ii) TCI upon written notice to the Company following certain changes in control of the Company, and
     (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events.

     Indemnification Agreements

     On or before the Distribution Date, the Company will enter into Indemnification Agreements (the ''Indemnification Agreements'') with TCIC and TCI UA 1, Inc. (''TCI UA 1''). The Indemnification Agreement with TCIC will provide for the Company to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCIC to support the Company's share of PRIMESTAR Partners' obligations under an Amended and Restated Memorandum of Agreement, effective as of October 18, 1996, between the Partnership and GE Americom, with respect to PRIMESTAR Partners' use of transponders on a medium power satellite (''GE-2''), to be launched by GE Americom to replace the existing satellite used by PRIMESTAR Partners (the "GE-2 Agreement"). The original drawable amount of such letter of credit is $25,000,000, increasing to $75,000,000 if PRIMESTAR Partners exercises its option under the GE-2 Agreement to extend the term of such agreement for the remainder of the useful life of GE-2. See notes 4 and 7.

     The Indemnification Agreement with TCI UA 1 will provide for the Company to reimburse TCI UA 1 for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCI UA 1 (the "TCI UA 1 Letter of Credit"), which supports a credit facility (the "PRIMESTAR Credit Facility") that was obtained by PRIMESTAR Partners to finance advances to Tempo for payments due in respect of the construction of the Company Satellites, and that is supported by letters of credit arranged for by affiliates of all but one of the partners of PRIMESTAR Partners. See note 7.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements


     The Indemnification Agreements further provide for the Company to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of the Company to TCIC and TCI UA 1 under such Indemnification Agreements will be subordinated in right of payment with respect to certain future obligations of the Company to financial institutions.

     Other Arrangements

     In June 1996, the TCI Board authorized TCI to permit certain of its executive officers to acquire equity interests in certain of TCI's subsidiaries. In connection therewith, the TCI Board approved the acquisition by each of two executive officers of TCI who are not employees of the Company (the ''TCI Officers''), of 1.0% of the net equity of the Company. The TCI Board also approved the acquisition by an executive officer of TCIC who is also the chief executive officer and a director of the Company (the ''Company Officer''), of 1.0% of the net equity of the Company and the acquisition by an executive officer of certain TCI subsidiaries who is also a director, but not an employee, of the Company (the ''TCI Subsidiary Officer''), of 0.5% of the net equity of the Company. The TCI Board determined to structure such transactions as grants by the Company to such persons of options to purchase shares of Series A Common Stock representing 1.0% (in the case of each of the TCI Officers and the Company Officer) and 0.5% (in the case of the TCI Subsidiary Officer) of the shares of Series A Common Stock and Series B Common Stock issued and outstanding on the Distribution Date, determined immediately after giving effect to the Distribution, but before giving effect to any exercise of such options. The aggregate exercise price for each such option is equal to 1.0% (in the case of each of the TCI Officers and the Company Officer) and 0.5% (in the case of the TCI Subsidiary Officer) of TCI's Net Investment (as defined below) as of the first to occur of the Distribution Date and the date on which such option first becomes exercisable, but excluding any portion of TCI's Net Investment that as of such date is represented by a promissory note or other evidence of indebtedness from the Company to TCI. TCI's Net Investment is defined for this purpose as the cumulative amount invested by TCI and its predecessor in the Company and its predecessors prior to and including the applicable date of determination, less the aggregate amount of all dividends and distributions made by the Company and its predecessors to TCI and its predecessor prior to and including such date. The options will be granted on the Distribution Date, will vest in 20% cumulative increments on each of the first five anniversaries of February 1, 1996, and will be exercisable for up to ten years following February 1, 1996. Pursuant to the Reorganization Agreement, and (in the case of the TCI Officers and the TCI Subsidiary Officer) in partial consideration for the capital contribution to be made by TCI to the Company in connection with the Distribution, the Company has agreed, effective as of the Distribution Date, to bear all obligations under such options and to enter into stock option agreements with respect to such options with each of the TCI Officers, the Company Officer and the TCI Subsidiary Officer.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements


     In connection with the Distribution, TCI and the Company will also enter into a ''Share Purchase Agreement'' to sell to each other from time to time, at the then current market price, shares of Series A TCI Group Common Stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations after the Distribution Date under certain stock options and stock appreciation rights held by their respective employees and non-employee directors. At September 30, 1996, the maximum number of shares of Series A Common Stock that would have been issuable by the Company to TCI under the Share Purchase Agreement was 1,940,973. On or prior to the Distribution, the Company will also enter into an amendment to TCI's existing ''Tax Sharing Agreement.'' See note 6.

(3)  Supplemental Disclosures to Combined Statements of Cash Flows
     -------------------------------------------------------------

     Cash paid for interest and income taxes was not material during the nine months ended September 30, 1996 and 1995.

     With the exception of certain non-cash transactions described in note 6, transactions effected through the intercompany account with TCIC have been considered to be constructive cash receipts and payments for purposes of the accompanying combined statements of cash flows.

(4)  Investment in PRIMESTAR Partners
     --------------------------------

     Summarized unaudited operating information for PRIMESTAR Partners is as follows (amounts in thousands):

                                                           Nine months ended
                                                             September 30,
                                                         ----------------------
                                                            1996        1995
                                                         -----------  ---------
Results of Operations
---------------------
  Revenue                                                 $ 294,634    108,033
  Operating, selling,
   general and administrative expenses                     (299,294)  (145,112)

  Depreciation and amortization                              (2,390)    (2,116)
                                                          ---------   --------
    Operating loss                                           (7,050)   (39,195)

  Other income, net                                             842        993
                                                          ---------   --------
    Net loss                                              $  (6,208)   (38,202)
                                                          =========   ========

  PRIMESTAR Partners' indebtedness under the PRIMESTAR Credit Facility aggregated $440,000,000 at September 30, 1996. The PRIMESTAR Credit Facility matures on June 30, 1997 and borrowings thereunder are collateralized by letters of credit issued by all but one of the general partners or their affiliated designees. See notes 5 and 7.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     PRIMESTAR Partners currently broadcasts from Satcom K-2 ("K-2"), a medium power satellite that is nearing the end of its operational life. Although the Company believes that GE-2 will be successfully deployed prior to the expiration of the operational life of K-2, such deployment is dependent on a number of factors that are outside of the Company's control and no assurance can be given as to the successful deployment of GE-2. The failure to deploy a fully operational satellite by the end of K-2's operational life (or the operational life of any temporary in-orbit replacement that might be available) could have a material adverse effect on both the Company and PRIMESTAR Partners. See note 2.

     PRIMESTAR Partners is obligated to make certain minimum lease payments throughout the remaining operational life of K-2. Pursuant to the GE-2 Agreement, it is anticipated that PRIMESTAR Partners will be required to make minimum lease payments for an initial term of four years from the date of commercial operation, extendible, at the option of PRIMESTAR Partners exercised prior to December 31, 1996, for the remainder of the operational life of GE-2 (the "End-Of-Life Option"). See notes 2 and 7.

     PRIMESTAR Partners provides programming services to the Company and other authorized distributors in exchange for a fee based upon the number of subscribers receiving the respective programming services. In addition, PRIMESTAR Partners arranges for satellite capacity and uplink services, and provides national marketing and administrative support services in exchange for a separate authorization fee.

     Under the PRIMESTAR Partners partnership agreement, the Company has agreed to fund its share of any capital contributions and/or loans to PRIMESTAR Partners that might be agreed upon from time to time by the partners of PRIMESTAR Partners. Additionally, as a general partner of PRIMESTAR Partners, the Company is liable as a matter of partnership law for all debts of PRIMESTAR Partners in the event the liabilities of PRIMESTAR Partners were to exceed its assets. PRIMESTAR Partners has contingent liabilities related to legal and other matters arising in the ordinary course of business. Management of PRIMESTAR Partners is unable at this time to assess the impact, if any, of such matters on PRIMESTAR Partners' results of operations, financial position or cash flows.

(5)  Satellites under Construction
     -----------------------------

     Tempo DBS System

     The Company, through Tempo, holds a Construction Permit issued by the FCC authorizing construction of a DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119 (Degrees) West Longitude (''W.L.'') orbital position and 11 frequencies at the 166 (Degrees) W.L. orbital position. The 119 (Degrees) W.L. orbital position is generally visible to home satellite dishes throughout all fifty states; the 166 (Degrees) W.L. orbital position is visible only in the western half of the continental U.S. as well as Alaska and Hawaii.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     Tempo is also a party to the Satellite Construction Agreement with Loral, pursuant to which Tempo has agreed to purchase the Company Satellites at a fixed contract price of $487,159,500, and has an option to purchase up to three additional satellites. The cost of constructing the Company Satellites is reflected in "Cost of satellites under construction" in the accompanying combined balance sheets.

     Construction of each of the Company Satellites has been completed. One of the Company Satellites ("Satellite No. 1") has been outfitted with an antenna suitable for operation at the 119 (Degrees) W.L. orbital location. The other Company Satellite ("Satellite No. 2") has been outfitted with an antenna suitable for operation at the 82 (Degrees) W.L. orbital location, a Canadian DBS slot for which Telesat Canada, a Canadian corporation, not related to the Company ("Telesat"), has received preliminary Canadian governmental authorizations. As constructed, each Company Satellite can operate in either ''single transponder'' mode (with 32 transponders broadcasting at 113 watts per channel) or in "paired transponder" mode (with 16 transponders broadcasting at 226 watts per channel). Each such configuration can be selected at any time, either before or after launch.

     The Company has arranged for the launch of Satellite No. 1 into the 119 (Degrees) W.L. orbital location on an Atlas rocket scheduled for launch from Cape Canaveral by International Launch Services on behalf of Lockheed Martin Corporation on February 27, 1997. If the launch of Satellite No. 1 is successful, the Company intends to operate such satellite in "paired transponder" mode, broadcasting on 11 of the 16 available transponder pairs, in accordance with the Construction Permit. The remaining five transponder pairs would be available as in-orbit spares. The Company believes that the signal broadcast by Satellite No. 1 operating in "paired transponder" mode at 226 watts per channel, could be received by households in the majority of the U.S. using home satellite dishes of less than 14 inches in diameter.

     The Company and PRIMESTAR Partners have been in discussions which contemplate that the Company would make 100% of the capacity of Satellite No. 1 available to PRIMESTAR Partners and that PRIMESTAR Partners would reimburse the Company for the costs of operating such satellite. In such event, PRIMESTAR Partners would also determine the disposition of Satellite No. 2 and the Company would be unconditionally released from any obligation it may have to repay PRIMESTAR Partners for its funding of the costs of constructing and launching the Company Satellites. However, if the Company and PRIMESTAR Partners are unable to reach agreement with respect to the foregoing, the Company will consider other potential uses for the available capacity on Satellite No. 1, which could include using such capacity to provide its own DBS service. Such service, whether offered by PRIMESTAR Partners or the Company, would be a limited service complementary to off-the-air television, basic cable and other programming services, or subject to future advances in digital channel compression, a full-service, stand-alone offering. See related discussion below.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     The Company does not currently have definite plans for deployment of Satellite No. 2. The Company is currently engaged in discussions with Telesat, with respect to the possible purchase of Satellite No. 2 by Telesat, but there can be no assurance that any such transaction will occur. If the Company does not enter into a binding agreement to sell Satellite No. 2 by the end of this year, the Company currently intends to place Satellite No. 2 in storage, for such future deployment or disposition as the Company (or PRIMESTAR Partners if the potential agreement described above is reached) may determine. The Company is currently in discussions with Loral and other parties with respect to the possibility of obtaining an additional launch window to be used as a backup for the Company's February 1997 launch window. However, there can be no assurance that such a launch window can be arranged at this time or will be available on terms acceptable to the Company.

     Competitive Position of the Company's Proposed High Power DBS System.

     It is expected that the Company's proposed high power DBS system will broadcast from 11 transponders at the 119 (Degrees) W.L. orbital position. At current compression ratios, the Company's 11 transponders could be used to broadcast 65 to 80 channels of entertainment and/or information programming, depending on the type of programming. Although such a programming service would have relatively limited channel capacity compared to that of other DBS providers, the Company believes that such potential competitive disadvantage may be offset in part (i) by the possibility of using smaller (less than 14 inches in diameter) home satellite dishes and
     (ii) by offering programming such as multiplexed premium movies, sports, pay-per-view and a selection of popular cable networks on an "a la carte" basis.

     However, the Company does not currently have any agreements with PRIMESTAR Partners or any programming vendors with respect to the operation of any such DBS programming service, and does not currently have agreements with any antenna manufacturers with respect to the purchase of sub-14 inch home satellite dishes. No assurances can be given that any such agreements can be obtained on terms satisfactory to the Company, or that the Company or PRIMESTAR Partners will be successful in pursuing such a strategy, or will not elect to pursue an alternative strategy with respect to Satellite No. 1.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     Moreover, although advances in digital compression technology currently under development may in the future enable the Company to obtain greater channel capacity from the 11 transponders on Satellite No. 1, there can be no assurance that such new technology will be successfully implemented or that, if implemented, the Company or PRIMESTAR Partners will be able to obtain the rights to use such technology on satisfactory terms. However, Western Tele-Communications, Inc. ("WTCI"), an indirect subsidiary of TCI, has agreed that if, prior to March 1, 1997, the Company engages WTCI to provide digitization, compression and uplinking services for any high power DBS system operated by the Company, and WTCI is then authorized to use certain proprietary technology of Imedia Corporation currently under development or other proprietary technologies to provide multiplexing of digitally compressed video signals for the Company, WTCI shall provide such multiplexing services to the Company for an agreed fee, based on WTCI's incremental costs and other factors. The Company's rights under its agreement with WTCI are assignable by the Company to any affiliate of the Company, including for this purpose PRIMESTAR Partners.

     If advanced digital compression technology becomes available to the Company, such technology (or similar technology) will likely also be made available to cable operators and/or other competitors of the Company and PRIMESTAR Partners.

     Satellite Launches

     Pursuant to the Satellite Construction Agreement, following the launch of a satellite, Loral will conduct in-orbit testing. Delivery of a satellite takes place upon Tempo's acceptance of such satellite after completion of in-orbit testing ("Delivery"). Subject to certain limits, Loral must reimburse Tempo for Tempo's actual and reasonable expenses directly incurred as a result of any delays in the Delivery of satellites. The in-orbit useful life of each satellite is designed to be a minimum of 12 years. If in-orbit testing confirms that the satellite conforms fully to specifications and the service life of the satellite will be at least 12 years, Tempo is required to accept the satellite. If in-orbit testing determines that the satellite does not fully conform to specifications but at least 50% of its transponders are functional and the service life of the satellite will be at least six years, Tempo is required to accept the satellite but is entitled to receive a proportionate decrease in the purchase price. If Loral fails to deliver a satellite, it has 29 months to deliver, at its own expense, a replacement satellite. Loral may make four attempts to launch the two Company Satellites; however, if the two Company Satellites are not delivered in such four attempts, Tempo may terminate the Satellite Construction Agreement. Tempo also may terminate the contract in the event of two successive satellite failures.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     Loral has warranted that, until the satellites are launched, the satellites will be free from defects in materials or workmanship and will meet the applicable performance specifications. In addition, Loral has warranted that all items other than the satellites delivered under the Satellite Construction Agreement will be free from defects in materials or workmanship for one year from the date of their acceptance and will perform in accordance with the applicable performance specifications. Loral bears the risk of loss of the Company Satellites until Delivery. Upon Delivery, title and risk of loss pass to Tempo. However, Loral is obligated to carry risk insurance on each satellite covering the period from the launch of the satellite through an operating period of 180 days. Such risk insurance will cover (i) the cost of any damages due under the Satellite Construction Agreement; (ii) the cost of delivery of a replacement satellite in the event of a satellite failure; and (iii) the refund of the full purchase price for each undelivered Company Satellite if Loral fails to deliver both Company Satellites after four attempts. Loral is also required to obtain insurance indemnifying Tempo from any third party claims arising out of the launch of a satellite.

     Tempo Option

     In February 1990, Tempo entered into an option agreement with PRIMESTAR Partners (the "Option Agreement"), granting PRIMESTAR Partners the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the Construction Permit. Under the Option Agreement, upon the exercise of the Tempo Option, PRIMESTAR Partners would be obligated to pay Tempo $1,000,000 (the "Exercise Price") and lease or purchase the entire capacity of the DBS system with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Option and certain related matters, Tempo and PRIMESTAR Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by PRIMESTAR Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by PRIMESTAR Partners to Tempo. PRIMESTAR Partners financed such advances to Tempo through borrowings under the PRIMESTAR Credit Facility which was in turn supported by letters of credit arranged for by affiliates of all but one of the partners of the Partnership. The aggregate funding provided to Tempo by PRIMESTAR Partners is reflected in "Due to PRIMESTAR Partners" in the accompanying combined balance sheets. At September 30, 1996, the amount borrowed by PRIMESTAR Partners under the PRIMESTAR Credit Facility was $440,000,000, including accrued interest. See note 4.

     The Tempo Letter Agreements permit PRIMESTAR Partners to apply its advances to Tempo against any payments (other than the Exercise Price) due under the Tempo Option and would not require Tempo to repay such advances unless PRIMESTAR Partners elected to stop funding amounts due under the Satellite Construction Agreement or failed to exercise the Tempo Option within the period provided for in the Tempo Letter Agreements, in which event Tempo could, in lieu of making such repayment, elect to assign all of its rights relating to the Company Satellites to PRIMESTAR Partners.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     On February 29, 1996, Tempo notified PRIMESTAR Partners of Tempo's belief that PRIMESTAR Partners had failed to effectively exercise the Tempo Option and that such failure had resulted in the termination of the Tempo Option pursuant to the Tempo Letter Agreements. In that connection, Tempo advised PRIMESTAR Partners that, based on and assuming the effective termination of the Tempo Option, Tempo would reimburse PRIMESTAR Partners for its advances to Tempo by assuming PRIMESTAR Partner's indebtedness for borrowed money under the PRIMESTAR Credit Facility, to the extent used to fund such advances.

     Tempo's belief that PRIMESTAR Partners failed to effectively exercise the Tempo Option is based, among other things, on the fact that despite PRIMESTAR Partners' notice to Tempo at the July 29, 1994 meeting of the Partners Committee of its exercise of the Tempo Option, since such date, PRIMESTAR Partners has failed to take any of the actions contemplated by the Option Agreement to be taken following exercise of the Tempo Option, including (i) advising Tempo whether it intends to purchase or lease the capacity of the DBS system referred to in the Option Agreement, (ii) negotiating an agreement of purchase or lease with Tempo and (iii) paying Tempo the Exercise Price. Moreover, in December 1995, a representative of PRIMESTAR Partners informed the Company that the July 1994 exercise of the Tempo Option had been intended as a conditional exercise, although conditional exercises are not contemplated by the Option Agreement, and that the conditions upon which the Tempo Option had purportedly been exercised had not been met.

     Counsel for PRIMESTAR Partners subsequently notified Tempo that PRIMESTAR Partners disagreed with the positions advanced by Tempo in the February 29 letter and believed that PRIMESTAR Partners had effectively and irrevocably exercised the Tempo Option and was asserting certain rights to the Company Satellites. Counsel for PRIMESTAR Partners also advised Tempo that PRIMESTAR Partners would impede any attempt by Tempo to repay PRIMESTAR Partners' advances. The Partners Committee of PRIMESTAR Partners has failed, however, to vote to confirm that PRIMESTAR Partners has irrevocably and unconditionally exercised the Tempo Option. The Company believes that PRIMESTAR Partners' position is based primarily on equitable arguments relating to the advances made by PRIMESTAR Partners to Tempo under the Tempo Letter Agreements and their misreading of the terms of the Option Agreement and the Tempo Letter Agreements. The Company believes the PRIMESTAR Partners' claims regarding the Company Satellites and the Tempo Option are without merit, but there can be no assurance that Tempo's position would prevail in the event of any litigation regarding this controversy.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     The Company and PRIMESTAR Partners are currently attempting to resolve their disagreement regarding the Tempo Option. In that connection, the Company and PRIMESTAR Partners have discussed the alternatives available to the Company for deployment of the Company Satellites and the terms and provisions under which the Company would make available to PRIMESTAR Partners 100% of the capacity of one or more Company Satellites as so deployed. Although the Company and PRIMESTAR Partners have not reached agreement with respect to any such resolution of their dispute, and there can be no assurance that any such resolution can be reached, or can be reached on terms acceptable to the Company, the Company does currently believe that its dispute with PRIMESTAR Partners will be resolved and does not believe that such dispute or its resolution is reasonably likely to have a material adverse effect on the Company.

     Regardless of the outcome of the uncertainties with respect to the Company Satellites, the Company believes that, although no assurance can be given, alternative courses of action are available that would allow the Company to recover the Company's costs of constructing the Company Satellites.

(6)  Transactions with Related Parties
     ---------------------------------

     The effects of all transactions between the Company and TCIC have been reflected as adjustments to the non-interest bearing intercompany account between the Company and TCIC. For a description of certain agreements that the Company and TCI will enter into in connection with the Distribution, see note 2.

     TCIC provides certain installation, maintenance, retrieval and other customer fulfillment services to the Company. The costs associated with such services have been allocated to the Company based upon a standard charge for each of the various customer fulfillment activities performed by TCIC. During the nine months ended September 30, 1996 and 1995, the Company's capitalized installation costs included amounts allocated from TCIC of $37,470,000 and $38,424,000, respectively. Maintenance, retrieval and other operating expenses allocated from TCIC to the Company aggregated $16,446,000 and $11,138,000 during the nine months ended September 30, 1996 and 1995, respectively. Following the Distribution, charges for customer fulfillment services provided by TCIC will be made pursuant to the Fulfillment Agreement. See note 2.

     TCIC also provides corporate administrative services to the Company. Charges for such administrative services, which were allocated from TCIC to the Company based primarily on the estimated cost of providing the service, aggregated $14,600,000 and $4,103,000 during the nine months ended September 30, 1996 and 1995, respectively. Following the Distribution, charges for administrative services provided by TCIC will be made pursuant to the Transition Services Agreement. See note 2.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     Certain key employees of the Company hold stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of the Company have been recorded in the accompanying financial statements, but are subject to future adjustment based upon the market value of the underlying TCI common stock and, ultimately, on the final determination of market value when the rights are exercised. Non-cash increases (decreases) to the Company's share of TCI's estimated stock compensation liability, which are included in the above-described TCIC administrative expense allocations, aggregated $(553,000) and $179,000 during the nine months ended September 30, 1996 and 1995, respectively.

     A tax sharing agreement (the "Tax Sharing Agreement") among TCIC and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCIC is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to TCIC to the extent that TCIC's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCIC's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains and the tax basis of assets are inventoried and tracked for the entities comprising TCIC. The Company's intercompany income tax allocation for the nine months ended September 30, 1996 and the three months ended September 30, 1995, has been calculated in accordance with the Tax Sharing Agreement, and is not materially different from the intercompany allocation that would have been calculated under the pre-existing tax sharing arrangement. In connection with the Distribution, the Tax Sharing Agreement will be amended to provide that the Company will be treated as if it had been a party to the Tax Sharing Agreement effective July 1, 1995.

     On February 22, 1995, the assets (primarily property and equipment) and liabilities comprising PRIMESTAR By TCI were transferred from certain subsidiaries of TCIC to the predecessor of TSEI. In connection therewith, the Company recorded a non-cash $12,136,000 increase to the intercompany amount owed to TCIC, and a non-cash $12,136,000 decrease to the Company's deferred tax liability.

(7)  Commitments and Contingencies
     -----------------------------

     At September 30, 1996, the Company's future minimum commitments to purchase satellite reception equipment aggregated approximately $25,500,000.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     The Company has engaged master sales agents (the "Master Agents") to recruit, train and maintain a network of sub-agents to sell services on behalf of the Company and to install, service and maintain equipment located at the premises of the subscribers. As a part of the compensation paid for such services, the Company has agreed to pay certain residual sales commissions equal to a percentage of the programming revenue collected from subscribers installed by Master Agents during specified periods following the initiation of service (generally five years). Residual payments to Master Agents aggregated $7,887,000 and $739,000 during the nine months ended September 30, 1996 and 1995, respectively.

     TCI UA 1 has arranged for the issuance of the TCI UA 1 Letter of Credit to support the Company's pro rata share of the PRIMESTAR Credit Facility. The amount of the TCI UA 1 Letter of Credit was $141,250,000 at September 30, 1996. In connection with the Distribution, the Company will agree to indemnify TCI for any loss, claim or liability that TCI may incur by reason of the TCI UA 1 Letter of Credit. See notes 2, 4 and 5.

     TCIC has arranged for the issuance of a standby letter of credit to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement with respect to PRIMESTAR Partners' use of GE-2. The original maximum drawable amount of such letter of credit is approximately $25,000,000, increasing to approximately $75,000,000 if PRIMESTAR Partners exercises the End-Of-Life Option, as described in note 4. In connection with the Distribution, the Company will agree to indemnify TCIC for any loss, claim or liability that TCIC may incur by reason of this standby letter of credit. See note 2.

     At September 30, 1996, the Company had guaranteed approximately $2,000,000 of certain minimum commitments of PRIMESTAR Partners to purchase satellite reception equipment.

     The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying combined financial statements.

(8)  Subsequent Events
     -----------------

     Change in Accounting

     During the fourth quarter of 1996, the Company began to assess the accounting for a recently implemented marketing program that allows subscribers to purchase the Company's proprietary satellite reception equipment at a price that is less than the Company's cost.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     After considering current accounting practices in similar industries, relevant accounting literature and other factors, the Company concluded that the most appropriate depreciation policy for its subscriber installation costs was to depreciate subscriber installation costs on a straight line basis over the estimated average life of a subscriber, and charge to depreciation expense the unamortized balance of installation costs associated with customers who have terminated service with the Company. The Company believes the new policy is more appropriate than the prior method since, under the new policy, subscriber installation costs associated with subscribers whose service has been terminated are no longer carried on the Company's balance sheet after the date of termination. This change will be adopted effective October 1, 1996 and will be treated as a change in accounting policy that is inseparable from a change in estimate. Accordingly, the cumulative effect of such change for periods prior to October 1, 1996, together with the fourth quarter 1996 effect of such change, will be included in the Company's depreciation expense for the fourth quarter of 1996. Had the new policy been applied as of September 30, 1996, the inception-to-date effect of such application would have resulted in increases to the Company's depreciation expense and net loss of $44,679,000 (including $8,754,000 related to periods prior to January 1, 1996) and $26,807,000 (including $5,252,000 related to periods prior to January 1, 1996), respectively. The fourth quarter 1996 effect of this change in accounting will, in part, be a function of the subscriber churn rate experienced by the Company during the remainder of 1996.

     In connection with the aforementioned discussion of the Company's accounting policies with respect to subscriber installation costs, the Company also determined that a reduction in the estimated useful life of certain satellite reception equipment was appropriate in light of certain changes in the Company's expectations with respect to technological and other factors. This change in estimate will be given effect on a prospective basis as of October 1, 1996. Based on the September 30, 1996 historical cost of the satellite reception equipment that is subject to such change in useful life, the Company estimates that the annualized effect of such change would have been an increase of $18,368,000 and $11,021,000 to depreciation expense and net loss, respectively.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     ResNet Transaction

     Effective as of October 21, 1996, the Company acquired 4.99% of the issued and outstanding capital stock of ResNet Communications, Inc., a Delaware corporation ("ResNet") for a purchase price of $5,396,000. ResNet was formed by LodgeNet Entertainment Corporation, a Delaware corporation, in February 1996 to engage in the business of providing video services to subscribers in multiple dwelling units (the "ResNet Business"). ResNet agreed to purchase from the Company up to $40 million in satellite reception equipment to be used in connection with the ResNet Business exclusively, over a five year period (subject to a one-year extension at the option of ResNet if ResNet has not purchased the full $40 million in equipment during the five-year initial term). The Company also agreed to make a subordinated convertible term loan to ResNet, in the principal amount of $34,604,000, the proceeds of which can be used only to purchase such equipment from the Company. The term of the loan is five years with an option by ResNet to extend the term for one additional year. The total principal and accrued and unpaid interest under the loan is convertible over a four-year period into shares of common stock of ResNet that will provide the Company with the right to acquire an additional 32% of the issued and outstanding common stock of ResNet. The Company's only recourse with respect to repayment of the loan is conversion into ResNet stock or warrants as described below. Under current interpretations of the FCC rules and regulations related to restrictions on the provision of cable and satellite master antenna television services in certain areas, the Company could be prohibited from holding 5% or more of the stock of ResNet and consequently could not exercise the conversion rights under the convertible loan agreement. The Company is required to convert the convertible loan at such time as conversion would not violate such currently applicable regulatory restrictions. In addition, ResNet granted the Company an option to acquire an additional 13.01% of the issued and outstanding common stock of ResNet at appraised fair market value at the time of exercise of the option. The option is exercisable between December 21, 1999 and the maturity of the convertible loan. Upon the maturity date of the convertible loan, if the Company has been prevented from converting the loan or exercising the option in full due to the previously described regulatory restrictions, ResNet will issue warrants to the Company to acquire the stock that has not been issued pursuant to conversion of the loan and the stock that the Company has a right to acquire by exercise of the option. The exercise price of the warrants to be issued in respect of the convertible loan will be de minimis, and the exercise price of the warrants to be issued in respect of the option will be equivalent to the exercise price under such option. The Company has agreed to customary standstill provisions with respect to acquisitions of more than 10% of the outstanding stock of LodgeNet and any additional shares of ResNet.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Notes to Combined Financial Statements

     The Company also entered into a long-term signal availability agreement with ResNet, pursuant to which the Company will transport to certain defined private cable systems owned and operated by ResNet, the satellite signal used by PRIMESTAR Partners to transmit the PRIMESTAR(R) programming service (the "PRIMESTAR Satellite Signal") or the signal of a substantially comparable service. The Company is acting solely to make the PRIMESTAR Satellite Signal available to ResNet and is not acting as a distributor of any PRIMESTAR(R) programming services to ResNet. ResNet must obtain its own rights from the applicable programming networks to receive the programming services and to distribute them to ResNet's subscribers. WTCI has the right from PRIMESTAR Partners to use the PRIMESTAR Satellite Signal for delivery of programming for the benefit of third parties, including private cable systems (the "Simultaneous Use Rights"). WTCI has agreed with the Company that private cable systems designated by the Company, including the ResNet private cable systems, will receive the transport of the PRIMESTAR Satellite Signal by WTCI in exchange for the payment by the Company of a fee per subscriber per video program signal. The agreement between the Company and WTCI is coexistive with the agreement between WTCI and PRIMESTAR Partners expiring on March 31, 2001, and there is no assurance that the Company will continue to have the ability to make the PRIMESTAR Satellite Signal available after that date. In its agreement with ResNet, the Company has committed to make the PRIMESTAR Satellite Signal or the signal of a substantially comparable service available for a term that extends substantially beyond March 31, 2001. If the Company loses its contractual ability to make the PRIMESTAR Satellite Signal available and is not able to make the signal of a substantially comparable service available, the Company is obligated to reimburse ResNet for its costs in obtaining a digital signal from another source, including the cost of replacement equipment if the new digital signal is not comparable with ResNet's equipment. While it is not possible at this time to quantify the amount that the Company would be obligated to pay to ResNet under the circumstances described above, the Company believes that the costs could be significant, particularly if it were to lose its ability to make a signal available towards the end of its agreement with ResNet.

     Counsel to PRIMESTAR Partners has advised the Company of PRIMESTAR Partners' position that there are certain preconditions to WTCI's Simultaneous Use Rights which have not yet been satisfied and that such rights are not assignable by WTCI to the Company. The Company believes that its transaction with ResNet and similar transactions are permitted under the agreements between WTCI and PRIMESTAR Partners. The Company does not believe that any potential dispute with PRIMESTAR Partners regarding this issue is likely to have a material adverse effect on the Company.

                       TCI SATELLITE ENTERTAINMENT, INC.
        (See note 1 to the accompanying combined financial statements)

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
  Results of Operations
  ---------------------

General
-------

     The following discussion and analysis provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with the Company's historical combined financial statements.

     The following discussion contains certain forward-looking statements regarding future subscriber churn rates, future financial performance and other matters. Such statements involve many risks and uncertainties that could cause actual results to differ materially from such statements.

Material Changes in Results of Operations
-----------------------------------------

     As described in greater detail below, the Company reported net losses of $56,594,000 and $22,386,000 during the nine months ended September 30, 1996 and 1995, respectively. Improvements in the Company's results of operations are largely dependent upon its ability to increase its customer base while maintaining its pricing structure, reducing subscriber churn and effectively managing the Company's costs. No assurance can be given that any such improvements will occur. In addition, the Company incurs significant sales commission and installation costs when its customers initially subscribe to the service. Accordingly, management expects that operating costs will remain high as a percentage of revenue so long as the Company maintains its rapid growth in subscribers. The high cost of obtaining new subscribers also magnifies the negative effects of subscriber churn.

     During the nine months ended September 30, 1996, and the years ended December 31, 1995, 1994 and 1993, (i) the Company's subscriber churn rate (which represents the number of subscriber terminations divided by the weighted average number of subscribers during the period) was 38.9%, 24.7%, 16.1% and 23.2%, respectively, and (ii) the average subscriber life implied by such subscriber churn rate was 2.6 years, 4.1 years, 6.2 years and 4.3 years, respectively.

     As set forth above, the Company has experienced an increase during 1996 in the rate of subscriber churn, as compared to prior periods. The Company believes that the higher 1996 subscriber churn rate is primarily attributable to identifiable circumstances that are not expected to have a continuing impact. In general, these circumstances stemmed from the Company's efforts to maximize its subscriber growth during the fourth quarter of 1995 and the first three quarters of 1996. See related discussion below.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
        (See note 1 to the accompanying combined financial statements)

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     One result of the Company's subscriber maximization efforts, which included, for example, marketing programs that allowed subscribers to initiate service by paying 33% of the normal installation fee with no credit approval (the "33% Install Program"), was that the Company added, during the fourth quarter of 1995 and the first three quarters of 1996, a significant number of customers whose service was terminated during 1996 after their accounts became delinquent. As set forth below, such delinquent accounts contributed to a significant increase in the Company's bad debt expense during 1996. The Company has addressed this issue by implementing more stringent credit policies. In this regard, the Company began to institute more selective credit policies during the third quarter of 1996 and further tightened such policies during the fourth quarter of 1996. The Company believes that a significant percentage of the subscribers whose service was terminated during 1996 would not have been allowed to initiate service if the credit policies that are currently in effect had been in place during 1995.

     Although no assurance can be given, the Company expects future churn rates to be more consistent with its previous annual history. If the Company's churn rates were to continue at 1996 levels or increase, the Company believes that its financial condition and results of operations would be adversely affected.

     In October 1996, the Company initiated a marketing program that allows subscribers to purchase the Company's proprietary satellite reception equipment at a price that is less than the Company's cost. There is no assurance that the difference between the Company's costs and the revenue generated from the sale of the equipment would be recoverable. To date, the number of customers selecting this marketing program has been insignificant. The Company cannot presently predict whether a significant number of customers will take advantage of this marketing program in the future.

     Since July 1994, when PRIMESTAR Partners completed its conversion from an analog to a digital signal, the Company has experienced significant growth in Authorized Units. In this regard, the number of Authorized Units was 735,000 and 345,000 at September 30, 1996 and 1995, respectively, and 535,000, 100,000 and 35,000 at December 31, 1995, 1994 and 1993, respectively. To the extent not otherwise described, increases in the Company's revenue and operating, selling, general and administrative expenses, as detailed below, are primarily related to such growth in Authorized Units. The Company is operating in an increasingly competitive environment. No assurance can be given that such increasing competition will not adversely affect the Company's ability to continue to achieve significant growth in Authorized Units and revenue.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
        (See note 1 to the accompanying combined financial statements)

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     TCIC has historically provided the Company with certain customer fulfillment services for PRIMESTAR(R) customers enrolled by the Company's direct sales force or National Call Center. Charges for such services have been allocated to the Company by TCIC based on scheduled rates. TCIC will continue to provide fulfillment services to the Company following the Distribution with respect to customers of the PRIMESTAR(R) medium power service, pursuant to the Fulfillment Agreement. For a description of the Fulfillment Agreement, see note 2 to the accompanying combined financial statements of the Company.

     Installation charges from TCIC include direct and indirect costs of performing installations. The Company has capitalized a portion of such charges based upon amounts charged by unaffiliated third parties to perform similar services. Following the Distribution, the Company will capitalize the full amount of installation fees paid to TCIC pursuant to the Fulfillment Agreement. Additionally, the scheduled rates for the services to be provided by TCIC under the Fulfillment Agreement exceed the scheduled rates upon which charges, historically, have been allocated to the Company for such services, reflecting in part the value to the Company, as determined by Company management, of the performance standards, exclusivity, termination right and certain other provisions included in the Fulfillment Agreement. In this regard, the installation charges allocated to the Company by TCIC aggregated $45,313,000 and $46,600,000 during the nine months ended September 30, 1996 and 1995, respectively. If the Fulfillment Agreement had been in effect on January 1, 1995, the estimated installation fees payable by the Company to TCIC would have been $59,727,000 and $61,310,000 during the nine months ended September 30, 1996 and 1995, respectively. The amounts payable in future periods by the Company to TCIC under the Fulfillment Agreement will be dependent upon the level of fulfillment services provided by TCIC to the Company.

     In connection with the Distribution, the Company and TCI also will enter into the Transition Services Agreement, the Stock Option Agreements and the TCIC Credit Facility. In general, such agreements will result in increases in the expenses to be incurred by the Company following the Distribution, as compared to the amounts allocated to the Company by TCI prior to the Distribution.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
        (See note 1 to the accompanying combined financial statements)

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Certain financial information concerning the Company's operations is presented below (dollar amounts in thousands):

                                                            Nine months ended September 30,
                                                    ------------------------------------------------
                                                             1996                     1995
                                                    -----------------------  -----------------------
                                                                Percentage               Percentage
                                                                 of total                 of total
                                                      Amount      revenue      Amount      revenue
                                                    ----------  -----------  ----------  -----------
Revenue:
 Programming and equipment rental                   $ 249,439           83%   $ 73,352           61%
 Installation                                          50,810           17      47,067           39
                                                    ----------  -----------  ----------  -----------
   Total revenue                                      300,249          100     120,419          100
                                                    ----------  -----------  ----------  -----------

Operating costs and expenses:
 Charges from PRIMESTAR Partners:
   Programming                                        (88,007)         (29)    (29,981)         (25)
   Satellite, marketing and distribution              (46,781)         (16)    (14,148)         (12)
                                                    ----------  -----------  ----------  -----------
                                                     (134,788)         (45)    (44,129)         (37)

 Other operating:
   Allocations from TCIC                              (16,446)          (5)    (11,138)          (9)
   Other                                               (7,463)          (3)     (1,665)          (2)
                                                    ----------  -----------  ----------  -----------
                                                      (23,909)          (8)    (12,803)         (11)

 Selling, general and administrative:
   Selling and marketing                              (81,554)         (27)    (41,352)         (34)
   Bad debt                                           (14,179)          (5)     (2,745)          (2)
   Allocations from TCIC                              (14,600)          (5)     (4,103)          (4)
   Other general and administrative                   (25,280)          (8)     (8,327)          (7)
                                                    ----------  -----------  ----------  -----------
                                                     (135,613)         (45)    (56,527)         (47)
                                                    ----------  -----------  ----------  -----------

   Operating income before
     depreciation and amortization (1)                  5,939            2       6,960            6

 Depreciation                                         (87,205)         (29)    (31,881)         (26)
                                                    ----------  -----------  ----------  -----------

   Operating loss                                   $ (81,266)         (27)%  $(24,921)         (21)%
                                                    ==========  ===========  ==========  ===========

____________________

(1) Operating income before depreciation and amortization ("Operating Cash Flow") is a commonly used measure of value and borrowing capacity within the Company's industry, and is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
        (See note 1 to the accompanying combined financial statements)

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Revenue increased $179,830,000 or 149% during the nine months ended September 30, 1996, as compared to the corresponding prior year period. Exclusive of installation revenue, the Company's average monthly revenue per Authorized Unit increased from $40 during the 1995 period to $44 during the 1996 period. Such increase occurred as the positive effects of (i) an increase in the average monthly revenue derived from premium and pay-per-view services and
(ii) a March 1995 increase in the monthly equipment rental fee more than offset the effects of a 1996 promotional campaign that provided certain new customers with one month of free service. The average revenue earned for each Authorized Unit installed decreased from $168 during the 1995 period to $132 during the 1996 period. Such decrease is primarily attributable to certain promotional campaigns that were in effect during the 1996 period.

     PRIMESTAR Partners provides programming services to the Company and other authorized distributors in exchange for a fee based upon the number of Authorized Units receiving the respective programming services. PRIMESTAR Partners also arranges for satellite capacity and uplink services, and provides national marketing and administrative support services, in exchange for a separate authorization fee from each distributor, including the Company, based on such distributor's total number of Authorized Units. The aggregate charges for such programming and other services increased $90,659,000 or 205% during the nine months ended September 30, 1996, as compared to the corresponding prior year period. The average aggregate monthly amount per Authorized Unit charged by PRIMESTAR Partners was $24 during both of the 1996 and 1995 periods. For additional information concerning the operations of PRIMESTAR Partners, see related discussion below.

     Other operating costs and expenses, which are primarily comprised of amounts related to customer fulfillment activities, increased $11,106,000 or 87% during the nine months ended September 30, 1996, as compared to the corresponding prior year period. Most of such operating costs and expenses were allocated from TCIC to the Company based upon a standard charge for each of the various customer fulfillment activities performed by TCIC. As discussed above, TCIC and the Company have entered into a Fulfillment Agreement with respect to installation, maintenance, retrieval and other customer fulfillment services to be provided by TCIC following the Distribution.

     Selling, general and administrative expenses increased $79,086,000 or 140% during the nine months ended September 30, 1996, as compared to the corresponding prior year period. Selling and marketing expenses, which represented 27% of revenue during the 1996 period, include sales commissions, marketing and advertising expenses, and costs associated with the operation of a customer service call center. Bad debt expense represented 5% of revenue during the 1996 period. The Company is attempting to reduce the percentage of revenue represented by selling, marketing and bad debt expenses. No assurance can be given that such attempts will be successful. See related discussion above.

     General and administrative allocations from TCIC are generally based upon the estimated cost of the general and administrative services provided to the Company. Following the Distribution, charges for administrative services provided by TCIC will be made pursuant to the Transition Services Agreement. For additional information, see related discussion above and note 2 to the accompanying combined financial statements of the Company.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
        (See note 1 to the accompanying combined financial statements)

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     The $55,324,000 or 174% increase in depreciation during the nine months ended September 30, 1996, as compared to the corresponding prior year period, is the result of increases in the Company's depreciable assets that are due primarily to capital expenditures with respect to the Company's satellite reception equipment. Effective October 1, 1996, the Company will effect two changes in its depreciation policies and estimates. The inception-to-date effect of one of the changes will be recorded during the fourth quarter of 1996 and the effect of the other change will be accounted for on a prospective basis. For additional information concerning the nature and quantified effects of such accounting changes, see note 8 to the accompanying combined financial statements of the Company.

     The Company's share of PRIMESTAR Partners' net losses decreased $6,674,000 or 82% during the nine months ended September 30, 1996, as compared to the corresponding prior year period. Such decrease is primarily attributable to a significant increase in the revenue derived by PRIMESTAR Partners' from the Company and other distributors of PRIMESTAR Partners' programming.
Historically, PRIMESTAR Partners' operating deficits have been funded by capital contributions from the Company and the other partners of PRIMESTAR Partners. To the extent that future Authorized Unit growth does not generate increases in PRIMESTAR Partners' revenue sufficient to offset its operating costs and expenses, the Company anticipates that any such operating deficit would be funded by PRIMESTAR Partners' then existing external sources of liquidity (which may include capital contributions from the Company and PRIMESTAR Partners' other partners), or by increases in the above-described programming and authorization fees charged by PRIMESTAR Partners to the Company and other authorized distributors.

   The Company's income tax benefit was $25,806,000 and $10,433,000 during the nine months ended September 30, 1996 and 1995, respectively. The effective tax rate associated with such benefits was 31% and 32%, respectively. In connection with the Distribution, the Company expects to become a party to the Tax Sharing Agreement that currently exists among TCI, TCIC and certain other subsidiaries of TCI. For additional information, see note 6 to the accompanying combined financial statements of the Company. The Company's income tax benefits include intercompany allocations from TCI of current income tax benefits of $44,454,000 and $16,612,000 during the nine months ended September 30, 1996 and 1995, respectively. Following the Distribution the Company will cease to be a part of the TCI consolidated tax group, and will only be able to realize current income tax benefits to the extent that the Company generates taxable income. During the first several years following the Distribution, the Company believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
        (See note 1 to the accompanying combined financial statements)

Material Changes in Financial Condition
---------------------------------------

     In recent periods, the Company has relied upon non-interest bearing advances from TCI in order to fund the majority of the Company's working capital requirements and capital expenditures. During the nine months ended September 30, 1996 and 1995, such advances aggregated $281,313,000 and $239,603,000, respectively. Following the Distribution, it is anticipated that TCIC will provide the Company with funding pursuant to the TCIC Credit Facility, subject to the Company's best efforts obligations to refinance the TCIC Credit Facility. Following the termination of the TCIC Credit Facility, whether at maturity or in connection with any such refinancing, it is not expected that TCI will continue to be a source of long term financing for the Company. For a description of the terms of the TCIC Credit Facility, see note 2 to the accompanying combined financial statements of the Company.

     The Company also has relied upon advances from PRIMESTAR Partners to finance the majority of the cost of constructing the Company Satellites. Such advances, which aggregated $386,219,000 at September 30, 1996, are reflected as a liability in the combined balance sheets included in the accompanying combined financial statements. PRIMESTAR Partners financed such advances to the Company through borrowings under the PRIMESTAR Credit Facility, which was in turn supported by letters of credit arranged for by affiliates of all but one of the partners of PRIMESTAR Partners. PRIMESTAR Partners' indebtedness under the PRIMESTAR Credit Facility aggregated $440,000,000 at September 30, 1996. The Company expects that the amount due to PRIMESTAR Partners will be settled through the sale or lease of all the capacity of the Company Satellites, or by the assumption by the Company of all or a portion of the indebtedness incurred by PRIMESTAR Partners to fund the advances. The ultimate settlement of the amounts advanced from PRIMESTAR Partners is dependent, in part, on the outcome of certain uncertainties. For additional information concerning such uncertainties, see note 5 to the accompanying combined financial statements of the Company.

     During the nine months ended September 30, 1996 and 1995, the Company's operating activities provided cash of $63,751,000 and $42,516,000, respectively. Most of the cash provided by the Company's operating activities during such periods is attributable to the intercompany allocation of current income tax benefits from TCI, and to net changes in the Company's receivables, prepaids, accruals and payables and subscriber advance payments ("Operating Assets and
Liabilities").   As described above, during the first several years following the Distribution, the Company believes that it will not be in a position to realize income tax benefits on a current basis. In addition, the timing and amount of changes in the balances of the Company's Operating Assets and Liabilities are subject to a variety of factors, certain of which are outside of the control of, or not easily predicted by, the Company. Exclusive of the effects of intercompany allocations of current income tax benefits, and changes in the Company's Operating Assets and Liabilities, the Company's operating activities provided cash of $5,697,000 and $7,360,000 during the nine months ended September 30, 1996 and 1995, respectively. For the first several years following the Distribution, the Company believes that its operating activities will represent a reliable source of liquidity only to the extent that the Company is able to generate Operating Cash Flow.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
        (See note 1 to the accompanying combined financial statements)

Material Changes in Financial Condition (continued)
---------------------------------------------------

     During the nine months ended September 30, 1996 and 1995, the Company used cash of $69,930,000 and $79,932,000, respectively, to fund the cost of constructing the Company Satellites and $264,439,000 and $268,909,000, respectively, to fund (i) the acquisition and installation of satellite reception equipment and (ii) certain other capital expenditures. The amount of capital required to fund the acquisition and installation of satellite reception equipment in the future will be primarily a function of (i) subscriber growth and churn rates, and (ii) the outcome of the uncertainties associated with the deployment of the Company Satellites. As described above, the capitalized installation fees that will be paid to TCIC following the Distribution are expected to exceed the corresponding capitalized installation fees that were paid to TCIC prior to the Distribution. See the combined statements of cash flows included in the accompanying combined financial statements of the Company.

     At September 30, 1996, the Company's future minimum commitments to purchase satellite reception equipment aggregated approximately $25,500,000.

     As a part of the compensation paid to the Company's Master Agents, the Company has agreed to pay certain residual sales commissions equal to a percentage of the programming revenue collected from subscribers installed by Master Agents during specified periods following the initiation of service (generally five years). During the nine months ended September 30, 1996 and 1995, residual payments to Master Agents aggregated $7,887,000 and $739,000, respectively.

     PRIMESTAR Partners currently broadcasts from K-2, a medium power satellite that is nearing the end of its operational life. Although the Company believes that a replacement satellite will be successfully deployed prior to the expiration of K-2's operational life, such deployment is dependent on a number of factors that are outside of the Company's control and no assurance can be given as to the successful deployment of a replacement satellite. The failure to deploy a fully operational replacement satellite by the end of K-2's operational life (or the operational life of any temporary in-orbit replacement that might be available) could have a material adverse effect on both the Company and PRIMESTAR Partners.

     On or before the Distribution Date, the Company will enter into the
Indemnification Agreements with TCIC and TCI UA 1.   For additional information
concerning the Indemnification Agreements, see notes 2 and 7 to the accompanying combined financial statements of the Company.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
        (See note 1 to the accompanying combined financial statements)

Material Changes in Financial Condition (continued)
---------------------------------------------------

     At September 30, 1996, the Company had guaranteed approximately $2,000,000 of certain minimum commitments of PRIMESTAR Partners to purchase satellite reception equipment.

     Under the PRIMESTAR Partners partnership agreement, the Company has agreed to fund its share of any capital contributions and/or loans to PRIMESTAR Partners that might be agreed upon from time to time by the partners of PRIMESTAR Partners. Additionally, as a general partner of PRIMESTAR Partners, the Company is liable as a matter of partnership law for all debts of PRIMESTAR Partners in the event the liabilities of PRIMESTAR Partners were to exceed its assets. The Company has additional contingent liabilities related to PRIMESTAR Partners. See note 4 to the accompanying combined financial statements of the Company.

     The Company has agreed to bear all obligations with respect to stock options that will be granted on the Distribution Date pursuant to the Stock Option Agreements. Assuming the Distribution had occurred on September 30, 1996, options would have been granted pursuant to the Stock Option Agreements to purchase an aggregate of approximately 2,342,000 shares of Series A Common Stock at a per share exercise price of approximately $8.82. The actual exercise price to be calculated on the Distribution Date is expected to be higher than such assumed exercise price due to increases in TCI's Net Investment that are expected to occur between September 30, 1996 and the Distribution Date. Such obligation will be settled by the Company's issuance of Series A Common Stock to the extent options are exercised in accordance with the terms of the Stock Option Agreements. The Company will also grant to TCI an option to purchase up to 4,765,000 shares of Series A Common Stock, at an exercise price of $1.00 per share, as required by TCI from time to time to meet its obligations under the conversion features of the TCI Series D Preferred Stock and the Convertible Notes due December 12, 2021, of TCI UA, Inc., as such conversion features are adjusted as a result of the Distribution. Additionally, the Company will be obligated to issue shares of Series A Common Stock to TCI pursuant to the Share Purchase Agreement. At September 30, 1996, the maximum number of shares that would have been issuable by the Company to TCI under the Share Purchase Agreement was 1,940,973. For additional information, see note 2 to the accompanying combined financial statements of the Company.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
        (See note 1 to the accompanying combined financial statements)

Material Changes in Financial Condition (continued)
---------------------------------------------------

     Effective as of October 21, 1996, the Company entered into the ResNet Transaction. For information concerning the ResNet Transaction, see note 8 to the accompanying combined financial statements of the Company.

     Following the Distribution, the Company will require significant additional capital to meet its operating plan. Such capital will be used primarily to purchase additional inventory of satellite reception equipment for sale or rental to subscribers, to finance the cost of installing new customers and to provide for working capital and other liquidity requirements that may arise.

     As described above, the TCIC Credit Facility is intended to provide the Company with a source of liquidity until such time as the Company is able to arrange for permanent financing. In this regard, the Company currently is seeking to arrange for a possible bank financing and may, in the future seek to obtain additional financing through an institutional private placement, a public offering of debt securities or a combination of such sources. The Company anticipates that it will use proceeds from any bank or other permanent financing, together with any net cash provided by operations, to (i) repay all amounts due under the TCIC Credit Facility and (ii) fund the Company's projected liquidity requirements for the next eighteen months. Although the Company believes that it will be able to obtain such permanent financing, there can be no assurance that this will be the case. Additionally, faster-than-anticipated subscriber growth or other contingencies may require additional financing. The Company expects that, if additional financing is needed, it would seek to obtain such financing through the capital markets, including the high-yield debt market. No assurance can be given however that such additional financing would be available on terms satisfactory to the Company, or that sufficient financing to meet the Company's needs would be available on any terms.

     The degree to which the Company becomes leveraged may adversely affect the Company's ability to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally, and could limit its ability to pursue business opportunities that may be in the interests of the Company and its stockholders. The Company's ability to service its debt will require growth in the Company's Operating Cash Flow. There can be no assurance that the Company will be successful in increasing its Operating Cash Flow by a sufficient magnitude or in a timely manner, or in raising additional equity or debt financing to enable it to meet its debt service requirements. In addition, a failure of the Company to have adequate access to capital may adversely affect the Company's ability, or choice, to launch proposed products and services.

                       TCI SATELLITE ENTERTAINMENT, INC.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.
-------     ---------------------------------

            (a)  Exhibits

                 27 - Financial Data Schedule

            (b) Reports on Form 8-K filed during quarter ended September 30, 1996- None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TCI SATELLITE ENTERTAINMENT, INC.




Date: November 27, 1996            By: /s/  Gary S. Howard
                                       --------------------------------
                                            Gary S. Howard
                                              President and
                                                Chief Executive Officer




Date: November 27, 1996            By: /s/  Kenneth G. Carroll
                                       --------------------------------
                                            Kenneth G. Carroll
                                              Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                   Chief Accounting Officer)