Form 10-K
period 1996-12-31
TCI SATELLITE ENTERTAINMENT INC
filed 1997-03-28
CIK 1022222

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _____ to _____


Commission File Number  0-21317


                       TCI SATELLITE ENTERTAINMENT, INC.
                       ---------------------------------
            (Exact name of Registrant as specified in its charter)


        State of Delaware                                   84-1299995
----------------------------------------              ----------------------
   (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                    Identification Number)


     8085 South Chester, Suite 300
        Englewood, Colorado                                    80112
----------------------------------------              ----------------------
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (303) 712-4600

      Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:
            Series A Common Stock, par value $1.00 per share
            Series B Common Stock, par value $1.00 per share


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  [X]  Yes     [  ] No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

          The aggregate market value of the voting stock held by nonaffiliates of TCI Satellite Entertainment, Inc., computed by reference to the last sales price of such stock, as of the close of trading on December 31, 1996, was $614,901,673.

          The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of December 31, 1996 was:

           Series A Common Stock - 57,946,044 shares; and
           Series B Common Stock - 8,466,564 shares.

                       TCI SATELLITE ENTERTAINMENT, INC.
                        1996 ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                                                 Page
                                                                 ----
                                 PART I

Item 1.    Business.............................................  I-1

Item 2.    Properties...........................................  I-43

Item 3.    Legal Proceedings....................................  I-44

Item 4.    Submission of Matters to a Vote of Security Holders..  I-44

                                    PART II

Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters.........................  II-1

Item 6.    Selected Financial Data..............................  II-2

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................  II-3

Item 8.    Financial Statements and Supplementary Data..........  II-14

Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..............  II-14


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant    III-1

Item 11.    Executive Compensation..............................  III-4

Item 12.    Security Ownership of Certain Beneficial Owners
             and Management.....................................  III-11

Item 13.    Certain Relationships and Related Transactions......  III-16

                                    PART IV

Item 14.    Exhibits, Financial Statements and Financial Statement
             Schedules, and Reports on Form 8-K.................  IV-1

Item 1.   Business.
------    --------

      (a) General Development of Business
          -------------------------------

      TCI Satellite Entertainment, Inc. ("TSAT" or the "Company") is a leading provider of digital satellite-based entertainment programming in the United States. The company distributes the PRIMESTAR/(R)/ programming service ("PRIMESTAR/(R)/"), a medium power digital satellite service, under the brand names "PRIMESTAR By TCI" and "PRIMESTAR By TSAT" and owns an aggregate 20.86% partnership interest in PRIMESTAR Partners L.P. ("PRIMESTAR Partners" or the "Partnership"), which owns and operates the PRIMESTAR/(R) /service. Through March 9, 1997, the PRIMESTAR/(R) /service was broadcast from Satcom K-2 ("K-2"), a medium power satellite that was nearing the end of its operational life.
Since March 10, 1997, the PRIMESTAR/(R) /service has been broadcast from GE-2 ("GE-2") a medium power satellite that was launched into the 85(degrees) West Longitude ("W.L.") orbital position on January 30, 1997. The additional transponders on GE-2 provide the PRIMESTAR/(R) /service with the capacity to increase the number of channels of programming to approximately 150, as compared to 95 under K-2. For additional information, see "Narrative Description of Business - Company Overview - PRIMESTAR By TSAT."

      Through its wholly owned subsidiary, Tempo Satellite, Inc. ("Tempo"), the Company holds a construction permit issued by the Federal Communications Commission ("FCC"), authorizing construction of a high power direct broadcast satellite ("DBS") system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119(degrees) W.L. orbital position and 11 frequencies at the 166(degrees) W.L. orbital position (the "FCC Permit"). Tempo is a party to a satellite construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral") pursuant to which Tempo arranged for the construction of two high power direct broadcast satellites (the "Company Satellites"). On March 8, 1997, one of the Company Satellites ("Tempo DBS-1") was launched into geosynchronous orbit, to be stationed in Tempo's 119(degrees) W.L. orbital position. Tempo DBS-1 is currently undergoing in-orbit testing and is expected to begin commercial operations in the second half of 1997. Construction of the other Company Satellite is substantially complete. For additional information, see "Narrative Description of Business - Company Overview - High Power Satellites."

       The Company was formed in connection with the distribution (the "Distribution") by Tele-Communications, Inc. ("TCI") to certain of its stockholders of all the issued and outstanding Series A Common Stock, $1.00 par value per share, of the Company (the "Series A Common Stock"), and Series B Common Stock, $1.00 par value per share, of the Company (the "Series B Common Stock" and, together with the Series A Common Stock, the "Company Common Stock"), to own and operate certain businesses of TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, constituting TCI's collective interests ("TCI SATCO") in the Digital Satellite Business. As used herein, "Digital Satellite Business" means the business of distributing programming services directly to consumers in the U.S. via digital medium or high power satellite, including the rental and sale of customer premises equipment relating thereto. The Distribution was made on December 4, 1996 (the "Distribution Date") as a dividend to the holders of record of shares of Tele-Communications, Inc., Series A TCI Group Common Stock, $1.00 par value per share (the "Series A TCI Group Common Stock"), and to the holders of record of shares of Tele-Communications, Inc., Series B TCI Group Common Stock, $1.00 par value per share (the "Series B TCI Group Common Stock" and, together with the Series A TCI Group Common Stock, the "TCI Group Common Stock"), other than certain subsidiaries of TCI that waived such dividend, at the close of business on November 12, 1996 (the "Record Date"), on the basis of one share of the Series A Common Stock for each ten shares of Series A TCI Group Common Stock, and one share of Series B Common Stock for each ten shares of Series B TCI Group Common Stock, held by such holders on the Record Date.

       References herein to the "Company" may, as the context requires, refer to
(i) TCI SATCO prior to the Distribution Date and (ii) TSAT and its consolidated subsidiaries on and after the Distribution Date. Additionally, unless the context indicates otherwise, references herein to "TCI" and "TCIC" are to TCI and TCIC and their respective consolidated subsidiaries (other than the Company).

       On the Distribution Date, the Company issued to TCIC a promissory note in the principal amount of $250,000,000 (the "Company Note"), representing a portion of the Company's intercompany balance owed to TCIC on such date. The remainder of such intercompany balance (other than interim advances of $73,786,000 made in connection with the funding of the Company Satellites, which have since been repaid) was assumed by TCI on the Distribution Date, in part in the form of a capital contribution to the Company and in part as consideration for the Company's assumption of TCI's obligations under certain stock options. The Company and TCI also entered into a number of intercompany agreements in connection with the Distribution covering, among other things, such matters as financing, tax sharing, indemnification, services provided by TCI, the use of the "TCI" name and share purchase rights. For information concerning such agreements, see "Certain Relationships and Related Transactions" in Part III of this Report.

       TSAT was incorporated in Delaware in November 1996. Prior to the Distribution, the Company was wholly owned by TCI, which, through various subsidiaries, was engaged in the business of distributing PRIMESTAR/(R)/ from December 1990 until the consummation of the Distribution. TSAT's predecessor was incorporated in February 1995 to consolidate TCI's PRIMESTAR/(R)/ distribution business into one subsidiary, and was merged into TSAT in connection with the Distribution.

       Effective as of October 21, 1996, the Company acquired 4.99% of the issued and outstanding capital stock of ResNet Communications, Inc. ("ResNet"). ResNet was formed by LodgeNet Entertainment Corporation ("LodgeNet") in February 1996 to engage in the business of operating as a ''private cable operator'' under applicable federal law, providing video on demand, basic and premium cable television programming, and other interactive, multi-media entertainment and information services to subscribers in multiple dwelling units, with facilities that do not use any public right-of-way (the "ResNet Business"). ResNet agreed to purchase from the Company up to $40 million in satellite reception equipment, to be used in connection with the ResNet Business exclusively, over a five-year period (subject to a one-year extension at the option of ResNet if ResNet has not purchased the full $40 million in equipment during the five-year initial term). The Company also agreed to make a subordinated convertible term loan to ResNet, the proceeds of which can be used only to purchase such equipment from the Company. For additional information, see "Narrative Description of Business
- Company Overview - PRIMESTAR By TSAT - ResNet Transaction."

       On December 31, 1996, the Company entered into a senior secured reducing revolving credit facility (the "Bank Credit Facility") with aggregate commitments of $750,000,000, subject to the Company's compliance with operating and financial covenants and other customary conditions. The Company's initial borrowings under the Bank Credit Facility were used to repay the Company Note. See note 9 to the financial statements of the Company in Part II of this Report.

       On February 20, 1997, the Company issued 10-7/8% Senior Subordinated Notes due 2007 having an aggregate principal amount of $200,000,000 the ("Senior Subordinated Notes") and 12-1/4% Senior Subordinated Discount Notes due 2007 having an aggregate principal amount at maturity of $275,000,000 (the "Senior Subordinated Discount Notes, and together with the Senior Subordinated Notes, the "Notes"). The issuance of the Notes resulted in aggregate net proceeds to the Company of approximately $340,500,000, after deducting offering expenses. The Company initially used $244,404,000 of such net proceeds to repay amounts outstanding under the Bank Credit Facility and expects to use the remaining net proceeds to fund capital expenditures and operations and to provide for working capital and for other general corporate purposes. For additional information, see note 9 to the financial statements of the Company in Part II of this Report.

      The International Bureau (the "International Bureau") of the FCC has granted EchoStar Satellite Corporation ("EchoStar") a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2, the spacecraft now used to provide the PRIMESTAR/(R)/ service. Contrary to previous FCC policy, EchoStar was authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR/(R)/ signal by subscribers to such service.

      Subsequently, GE American Communications, Inc., a subsidiary of General Electric Corporation ("GE Americom") and PRIMESTAR Partners separately requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83 degrees W.L. These requests were opposed by EchoStar and others. These reconsideration requests currently are pending at the International Bureau. In addition, GE Americom and PRIMESTAR Partners have attempted to resolve potential coordination problems directly with EchoStar. It is uncertain whether any coordination between PRIMESTAR Partners and EchoStar will resolve such interference. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference.

       The Company and other partners in the Partnership are currently discussing the possibility of a transaction that would consolidate the business of PRIMESTAR Partners and each of its authorized distributors into the Company. Any such transaction would be subject to numerous conditions, including the negotiation, execution and delivery of definitive documentation, consents from third parties and regulatory requirements. No agreement has yet been reached regarding any such transaction and there can be no assurance that any such transaction will be consummated.

       Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of the market for satellite delivered television programming; uncertainties inherent in proposed business strategies and development plans, including uncertainties regarding the Company's proposed "Cable Plus Strategy" described below; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; product launches; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


       (b) Financial Information about Industry Segments
           ---------------------------------------------

           Not applicable.

       (c) Narrative Description of Business
           ---------------------------------

INDUSTRY OVERVIEW

General
-------

       Digital satellite television services use communications satellites, broadcasting at Ku-band or higher frequencies, to transmit multichannel video programming directly to consumers, who receive such signals on home satellite dishes ("HSDs"). Such satellites operate in geosynchronous orbit above the equator, from orbital positions or ''slots'' allocated by international agreement to the U.S. and other national governments and assigned by such governments in accordance with local law. Orbital slots are designated by their location East or West of the zero meridian, measured in degrees of longitude, and comprise both a physical location and an assignment of broadcast spectrum in the applicable frequency band. The assigned spectrum is divided into 32 frequency channels, each with a useable bandwidth of 24 megahertz ("MHz"). Such frequency channels are sometimes referred to as ''transponders'' because each transponder on a satellite generally transmits on one of such channels. At standard levels of digital compression technology currently deployed, each frequency channel can be converted on average into five or more analog channels of video programming, thereby enabling the digital satellite service operator to offer a broader variety of programming choices than analog satellite systems. Advanced compression technologies currently being tested are expected to result in substantially greater compression ratios. Digital technology enables subscribers to receive laser disc-quality picture and compact disc-quality sound from the satellite.

       The operator of a digital satellite television service typically enters into agreements with programmers, who deliver their programming content to the digital satellite service operator via commercial satellite, fiber optics or microwave transmissions. The digital satellite service operator generally monitors such signals for quality, and may add promotional messages, public service programming or other system-specific content. The signals are then digitized, compressed, encrypted and combined with other programming sharing a given transponder. Each transponder's signal is then uplinked, or transmitted, to the transponder owned or leased by the service operator on the service's satellite, which receives and transmits the signal to HSDs configured and authorized to receive it.

       In order to receive programming, a subscriber requires (i) a properly installed HSD, which includes a dish-shaped antenna, low noise block converter (''LNB'') and related equipment, (ii) an integrated receiver/decoder (''IRD,'' sometimes referred to herein as the ''satellite receiver'' or ''set-top box''), which receives the data stream from each broadcasting transponder, separates it into separate digital programming signals, decrypts and decompresses those signals that the subscriber is authorized to receive and converts such digital signals into analog radio frequency signals, and (iii) a television set, to view and listen to the programming contained in such analog signals. A subscriber's IRD is generally connected to the digital satellite service operator's authorization center by telephone, to report the purchase of pay-per-view channels.

       The FCC authorizes two types of satellite services for transmission of television programming: Broadcast Satellite Service ("BSS"), which operates at high power in the Ku-band, and Fixed Satellite Service ("FSS"), which includes medium power services transmitting in the Ku-band, as well as low power analog services transmitting in the C-band. Both high power BSS satellites and medium power FSS satellites are used for digital satellite television services. High power signals can generally be received by HSDs of approximately 13 1/2 to 18 inches in diameter (depending on the geographical location of the HSD and wattage per channel), while medium power signals require HSDs of 27 to 39 inches in diameter (depending on the geographical location of the HSD and wattage per channel). However, both high power and medium power digital satellite services provide the same high video and audio quality.

Market for Digital Satellite Services
--------------------------------------

       As of December 31, 1996, there were approximately 4.4 million active authorized IRD units ("Authorized Units") nationwide. This installed base represents a nearly 100% increase from the approximately 2.2 million units as of the end of 1995 and more than eight times the approximately 500,000 units installed as of the end of 1994. According to industry sources, there are approximately 98 million television households in the U.S., and it is estimated that approximately 64 million cable subscribers pay an average of approximately $33 per month for multichannel programming services. The Company believes that the potential market in the U.S. for video, audio and data programming services via satellite consists of (i) the approximately 8 to 11 million households that do not have access to cable television (not "passed by cable"), (ii) the approximately 21 million households currently passed by cable television systems with fewer than 40 channels of programming, (iii) other existing cable subscribers who desire a greater variety of programming, improved video and audio quality, better customer service and fewer transmission interruptions,
(iv) the commercial marketplace, including restaurants, bars, hotels, motels, multiple dwelling units ("MDUs"), businesses and schools (the "Commercial Market"), and (v) the approximately 2.2 million low power C-band subscribers who may desire to migrate to digital service.

       PRIMESTAR Partners estimates that, based on the number of Authorized Units installed, its share of current digital satellite television subscribers was approximately 39.8% as of December 31, 1996, as compared to an estimated 51.7% share for DirecTv, Inc. ("DirecTv") combined with United States Satellite Broadcasting Corporation ("USSB"), an estimated 7.9% share for EchoStar and an estimated 0.6% share for Alphastar, Inc. ("Alphastar"), as of such date.

       The Company believes that the following factors will contribute to the growth of the market for digital satellite services:

       Unserved or Underserved by Cable. Approximately 8 to 11 million households are not passed by cable and approximately 21 million households are in areas served by cable systems with fewer than 40 channels. Cable systems with sufficient channel capacity (generally 54 or more channels) and good quality cable plant will not require costly upgrades to add bandwidth or incur significant maintenance costs in order to offer digital programming services. The Company believes, however, that based on current compression technology, the number of channels that a cable system would have to remove from its existing service offerings in order to use them for digital services may, in the case of cable systems with limited channel capacity, degrade the value of their analog programming offering and alienate subscribers. Accordingly, pending the availability of advanced high compression digital statistical multiplexing technology now under development, such smaller cable systems will be required to incur substantial costs to upgrade their plant to expand channel capacity before they can introduce digital services. Due to the substantial capital investment required for wide scale deployment of fiber-based digital services, several cable companies have delayed originally-announced deployment schedules. Accordingly, the Company believes that households not passed by cable or served by cable systems with fewer than 40 channels continue to provide an opportunity for market growth.

       Commercial Market. The Company believes that digital satellite services are well suited for hotels, motels, bars, MDUs, businesses, schools and other organizations within the Commercial Market. The Company expects that some commercial organizations will in the future provide a market for educational, foreign language, and other niche video and audio programming, as well as data services, in addition to its wide variety of entertainment, sports, news and other general programming.

       Demand for More Choice in Television Programming, Reliable   Service
and Better Quality Picture and Sound. Prior to the growth of cable television services, television viewers were offered a relatively limited number of channels. As the number of channels increased, consumer demand for more programming choices also increased. As a result, the multichannel video market has experienced significant growth, both in terms of the number of content producers creating programming and the number of channels available to viewers. The Company expects that this trend will continue and consumers will desire even more programming choices than are available through cable television. The Company believes consumers are also demanding more reliable service and improved picture quality compared to what has historically been offered by over-the-air VHF and UHF broadcasters and by cable.

Business Strategy
------------------

       The Company's primary objective is to maintain its position in the market as one of the leading providers of satellite delivered entertainment programming and to continue to grow its subscriber base. To achieve this objective, the Company has adopted the following strategy:

       Provide High Quality Digital Programming at an Attractive Price. The Company offers consumers the PRIMESTAR/(R)/ service, which consists of a wide variety of high quality programming, delivered digitally for laser-disc quality image and compact-disc quality sound, for a competitive price. The Company believes that the image and sound quality of the PRIMESTAR/(R)/ service is superior to that provided by most existing cable systems and wireless cable providers, which transmit analog signals to their subscribers, and is comparable to that of other digital satellite television providers, including those using compression methods based on the MPEG-2 digital compression architecture. The Company further believes that its combination of price and services provides consumers with greater value than the respective price and service offerings of other current digital satellite service providers. In April 1997, PRIMESTAR/(R)/ will increase its channel offerings from 95 video and audio channels to approximately 150 channel offerings, and will begin offering subscribers in the majority of the U.S. the opportunity to use HSDs of approximately 27 to 29 inches in diameter, as compared to 36 inches currently. See "PRIMESTAR By TSAT -The PRIMESTAR/(R)/ Service."

       Continue to Develop and Expand Diverse Distribution Channels. The Company continues to increase its customer base through its multiple sales and distribution channels, which include master sales agents and their sub-agents, direct sales representatives, telemarketing agents, and consumer retail outlets. The Company also distributes its services on a non-exclusive basis through Radio Shack, a unit of Tandy Corporation and one of the nation's largest consumer electronics retailers. In February 1996, PRIMESTAR Partners entered into a national agreement with Radio Shack under which PRIMESTAR/(R)/ is expected to be sold through more than 6,500 Radio Shack stores nationwide. As of December 31, 1996, PRIMESTAR/(R)/ was available for sale in approximately 2,300 Radio Shack stores located in the Company's authorized distribution territories, and the Company estimates that when the arrangement is fully implemented, PRIMESTAR/(R) /will be available for sale in over 2,500 such stores. The Company supports its multiple distribution channels with a wide variety of advertising, marketing and promotional activities. The Company intends to expand on its existing satellite retailer distribution network and presence with additional consumer electronics outlets. See "PRIMESTAR By TSAT-Distribution" and "PRIMESTAR By TSAT-Marketing."

       Focus Marketing Effort on Customers Underserved by Multichannel Programming. The Company seeks to maximize penetration in the "underserved" marketplace, defined by the Company as those areas not passed by cable, or served by cable systems with fewer than 40 channels. To date, the Company's primary market focus has been the rural market, which is underserved for variety, choice and convenience in audio and video entertainment programming.

       Differentiate the Company's Offerings through Superior Customer Service. The Company believes that providing outstanding service, convenience and value are essential to developing long term customer relationships. The Company offers consumers a "one-stop shopping" service which includes programming, installation, maintenance, reliable customer service and satellite reception equipment. The Company maintains access to a National Call Center ("National Call Center"), providing customers with round-the-clock telephone support for sales, installation, authorization and billing, as well as scheduling of repair and customer service calls, 365 days per year. See "PRIMESTAR By TSAT-Distribution."

       Provide Subscribers Attractive Alternatives to Obtain Digital Satellite Equipment. The Company's equipment rental program, which includes free maintenance and repair, provides significant benefits to customers, who are not required to buy satellite equipment in order to receive the PRIMESTAR/(R)/ service. Because PRIMESTAR By TCI and PRIMESTAR By TSAT are each marketed as a service, with programming, equipment rental, maintenance and 24-hour customer service included in the monthly charge, the up-front costs to new subscribers of PRIMESTAR By TSAT are generally lower than the up-front costs to new subscribers of the Company's competitors, who must typically purchase and install HSDs, satellite receivers and related equipment. Moreover, since the Company generally owns, services and installs all customer premises equipment for its rental customers, the Company protects its subscribers from the inconvenience of equipment failure, maintenance concerns, obsolete technology, self-installation and expired warranties. See "PRIMESTAR By TSAT-Equipment and Installation."

       Expand Commercial Opportunities for Digital Satellite    Service.
The Company believes that the Commercial Market offers a substantial opportunity for growth and is therefore of strategic importance. With the enhanced channel capacity in its audio and video entertainment programming provided by GE-2, the Company anticipates having the ability to successfully penetrate the Commercial Market. The Company also intends to pursue opportunities to provide private network service to businesses, and to participate in the growing market for distance learning. In that connection, the Company is exploring opportunities to work together with At Home Corporation, a joint venture among TCI, Kleiner Perkins Caufield & Byers, Comcast Corporation ("Comcast") and Cox Communications, Inc. ("Cox"), to deliver Internet content to personal computers, and ETC w/tci, Inc., a majority-owned subsidiary of TCI, formed to develop and distribute content and technology applications for education, training and communications, as well as other Internet and educational content providers.

       Form Alliances with Strategic Marketing Partners. The Company intends to broaden its product and service offerings to further complement its existing video services by forming alliances with strategic partners, such as its existing non-exclusive relationship with the Bose Corporation ("Bose"). See "PRIMESTAR By TSAT-Marketing." The Company believes that such alliances can be important not only to expand the market awareness of the Company's name and service offerings, but also to increase the Company's potential market by expanding the scope of the use of its product and services.

       Pursue High Power DBS Opportunities. The Company continues to assess strategies for delivering high power digital satellite signals to the consumer's home. The Company's current strategy is to implement a high power DBS system, either directly or through PRIMESTAR Partners, by deploying Tempo DBS-1 in the 119 (degrees) W.L. orbital slot pursuant to the FCC Permit, using such DBS system to provide a mix of sports, multiplexed movies, pay-per-view and popular cable networks that could be marketed as an adjunct to traditional off-the-air (i.e., broadcast) television, basic cable and other analog programming services (the "Cable Plus Strategy"). The Company believes that, if successfully implemented, such a complementary service could be effectively marketed by cable operators (particularly those with limited channel capacity and a relatively low density of subscribers per head-end) as an alternative to a digital cable upgrade, which could require costly improvements by the operator to cable plant and head-end equipment. A cable operator that distributed the Company's high power service could offer its customers a digital upgrade without reducing the number of analog cable channels available to customers who choose not to take the new service. In contrast, if such an operator were to upgrade its cable system directly and provide digital service comparable to the Company's proposed service, the cable operator would be required to drop up to 11 channels from its existing analog service, degrading the value of that service and alienating those customers that choose to continue with their existing analog service.

       To facilitate such a complementary service, the Company is currently working with manufacturers to develop designs and specifications for a new set-top box that would accommodate separate inputs from an analog cable system and a digital satellite dish, and allow the customer to switch between digital programming and analog channels (including the local programming currently not generally available by satellite) with a single remote control unit. The Company expects that such a combination cable converter/IRD will be available in commercial quantities by the fall of 1997. However, the Company has not entered into a purchase contract with the potential manufacturers, and there can be no assurance that this equipment will be available on schedule. In addition to the Cable Plus Strategy, the Company intends to market its high power DBS services directly to consumers. The Company is currently in discussions, but has not entered into any agreements, with cable operators, programming suppliers and PRIMESTAR Partners with respect to the establishment of such a high power digital satellite service to be marketed in part by cable and other system operators as described above.

PRIMESTAR By TSAT
------------------

       The PRIMESTAR/(R)/ Service.   PRIMESTAR Partners was formed as a limited
partnership in 1990 by subsidiaries of TCI, several other large cable operators and G.E. American Services, Inc. ("GEAS"), a subsidiary of General Electric Corporation ("G.E."). Initially, PRIMESTAR Partners' product was an analog service limited to seven broadcast television superstations, TV Japan and three pay-per-view stations. In 1994, PRIMESTAR Partners was among the first satellite television providers to use digital transmission and compression technology to offer superior delivery of picture and sound. Through March 1997, PRIMESTAR Partners will provide 95 channels of entertainment programming throughout the continental U.S., via medium power satellite, to HSDs approximately 36 inches in diameter. In April 1997, using the additional capacity of GE-2, PRIMESTAR/(R)/ will increase its offerings to approximately 150 channels of programming and will begin to offer subscribers in the majority of the U.S. the opportunity to use HSDs of 29 inches in diameter, with some subscribers able to use dishes as small as 27 inches in diameter. Dishes of 27 to 29 inches can be attached more easily to a subscriber's wall or roof than the 36 inch dishes currently used by PRIMESTAR/(R)/.

       PRIMESTAR/(R)/ includes a variety of advertiser-supported networks (sometimes referred to as "basic cable" channels), a broad selection of movie services, national and regional sports packages and other premium services, and multiplexed pay-per-view programming. See "-Programming." PRIMESTAR Partners secures its rights to broadcast such programming via satellite by entering into non-exclusive affiliation agreements with programming vendors. In addition to video services, PRIMESTAR/(R)/ includes digital audio and data services, including Ingenius, which provides access to news, business news, stock quotes, sports, weather and entertainment information to subscribers through their personal computers.

       PRIMESTAR Partners currently broadcasts from GE-2, a medium power
Ku-band satellite owned and operated by GE Americom, a subsidiary of G.E. and the parent company of GEAS, one of the partners of PRIMESTAR Partners. Digital satellite television service requires that subscribers install HSDs for a clear line of sight to the transmitting satellite. GE-2 is located at 85 (degrees) W.L. in the FSS orbital arc and provides coverage to the entire continental U.S. with favorable "look" angles, meaning that the satellite is viewable from the entire continental U.S. at angle elevations high enough to facilitate installation of HSDs in most areas. Additionally, GE-2's orbital location over the East coast of the U.S. is considered favorable because the signal travels a shorter path through the relatively moist air of the Eastern seaboard, minimizing potential interference from bad weather. The overall PRIMESTAR/(R) /system is designed for high availability and; based on PRIMESTAR Partners' experience with GE-2's predecessor, K-2; operates consistently without any significant interference approximately 99.8% of the time.

       PRIMESTAR Partners currently uses proprietary authorization, encryption and high compression digital statistical multiplexing technology developed by an affiliate of General Instruments Corporation ("GI"). The Company believes that the compression technology used by PRIMESTAR Partners, which is known as DigiCipher-1/(R)/, produces picture and sound quality comparable to that of other digital satellite television providers, including those using compression methods based on the MPEG-2 digital compression architecture. Uplinking, encoding and compression services are provided by National Digital Television Center, Inc., a subsidiary of TCI (formerly Western Tele-Communications, Inc.), ("NDTC"), under a Master Digital Transmission Agreement between NDTC and the Partnership. Although the DigiCipher-1/(R)/ satellite receiver used by PRIMESTAR/(R) /customers is not currently compatible with MPEG-2 compression systems, it can be upgraded to be compatible through equipment provided by GI, the cost of which equipment is projected to range from $150 to $200 at commercial volumes.

       PRIMESTAR Partners has entered into an Amended and Restated Memorandum, effective as of October 18, 1996, with GE Americom (the "GE-2 Agreement"), pursuant to which GE Americom has agreed to provide the Partnership with service on 24 transponders on GE-2, subject to an interim period during which one of the transponders will be unavailable. GE-2 was launched on January 30, 1997, and accepted as commercially operational, effective March 6, 1997.

       The Partnership is currently entitled to nonpreemptible service on 18 of the transponders on GE-2, and preemptible service on five transponders, with a sixth preemptible transponder available on or about August 1, 1997. Preemptible transponders are transponders that may be reassigned to restore service to protected customers if such protected customers experience satellite failure. The Company does not believe that, during the early stages of GE-2's operational life, the use of preemptible transponders by PRIMESTAR Partners is likely to interfere in any material respect with the operation of the PRIMESTAR/(R)/ service.

       As currently in effect, the GE-2 Agreement provides for an initial term of six years from the availability of GE-2, extendible for the remainder of the useful life of GE-2 at the option of PRIMESTAR Partners (the "End-of-Life Option"). The End-of-Life Option expires if not exercised by December 31, 1997. Under the GE-2 Agreement, if PRIMESTAR Partners does not exercise the End-of-Life Option, it will not be entitled to any in-orbit spare for GE-2. However, if PRIMESTAR Partners exercises the End-of-Life Option, GE Americom will be required to make available another communications satellite, GE-3 ("GE-3"), to serve as an in-orbit spare for GE-2 at the 85 (degrees) W.L. orbital position, providing the Partnership with "orbital location protected service," effective upon the successful launch of GE-4 ("GE-4"), as described below. If such orbital location protected service becomes effective, the Partnership's transponders will become nonpreemptible and the Partnership will be entitled to restoration on GE-3 of any transponders on GE-2 that suffer a transponder failure. If PRIMESTAR Partners exercises the End-of-Life Option, during the period between the launch of GE-3 and the launch of GE-4, the Partnership will be entitled to protection for GE-2 transponder failures, but its preemptible transponders will remain preemptible. If PRIMESTAR Partners exercises the End-of-Life Option, PRIMESTAR Partners will have a further right to negotiate to obtain capacity on any successor satellite to GE-2 launched by GE Americom at 85(degrees) W.L.

       If, after exercise of the End-of-Life Option, PRIMESTAR Partners intends to use more than six of its transponders for uses other than providing the PRIMESTAR/(R)/ service, GE Americom may reduce service from orbital location protected service to nonpreemptible or preemptible service, as the case may be.

       The Partnership does not distribute its programming directly, but utilizes distributors to market the PRIMESTAR/(R) /service and contract with subscribers. Currently, affiliates of each of the Partnership's partners other than GEAS, including the Company, are authorized distributors ("Distributors") of PRIMESTAR/(R)/. However, the Limited Partnership Agreement of PRIMESTAR Partners (the "PRIMESTAR Partnership Agreement") does not require that Distributors be affiliated with the Partnership's partners. None of the Distributors currently has a formal written distribution agreement with PRIMESTAR Partners, although PRIMESTAR Partners and the Distributors have attempted to negotiate such an agreement from time to time since 1990. All of the Partnership's distribution arrangements are currently non-exclusive. The PRIMESTAR Partnership Agreement also contemplates the possibility that the Partnership may establish a separate national marketing company to distribute PRIMESTAR/(R)/; however, the Partnership has not taken any action to create such a national marketing company, and the creation of such a national marketing company would require a super majority vote of the Partners Committee of PRIMESTAR Partners, which manages and controls the business and affairs of the Partnership and is composed of representatives of each of the partners and two independent members (the "Partners Committee").

       The Company and other Distributors set their own retail pricing and are responsible in their respective territories for installation, maintenance and retrieval of customer premises equipment, authorization of subscribers, and billing and collection of monthly and other fees, and bear all risks of loss relating thereto. The Partnership negotiates and enters into agreements with programmers, arranges for satellite capacity through its agreements with GE Americom and is responsible, through its Master Digital Transmission Agreement with NDTC for the uplinking and compression of programming signals. In addition, the Partnership provides marketing and administrative support, including national advertising and a national toll-free number, "1-800-PRIMESTAR," that automatically transfers potential customers to one of the Distributors, based on the potential customers' zip codes. Potential customers in the Company's service areas who call the "1-800" number and key in their zip codes are transferred automatically to the National Call Center. In return for such services, the Partnership collects from the Distributors a monthly programming fee based on the number of Authorized Units receiving such programming plus a separate monthly authorization fee based on each Distributor's total number of Authorized Units.

       The Company markets and distributes equipment and services to households and businesses in its assigned territories under the names PRIMESTAR By TCI and PRIMESTAR By TSAT. The Company's territories as a PRIMESTAR/(R)/ Distributor comprise communities in the vicinity of TCI's cable television franchise areas and other areas assigned by the management of PRIMESTAR Partners, in each case on a non-exclusive basis. The Company's territories cover approximately 45% of the geographic area of the U.S., as of December 31, 1996. The Company estimates that approximately 38% of the country's 98 million television households reside in the Company's territories.

       Programming. At December 31, 1996, the Company offered consumers three primary programming packages, which provide a wide variety of programming selections, as detailed in the chart below. The PrimeFamily/SM/ package offers 75 channels of programming with 14 commercial-free premium movie channels in addition to a selection of other channels. The PrimeEntertainment/SM/ package offers 65 channels of programming and gives the customer four commercial-free movie channels as well as a combination of a number of popular channels. Lastly, the PrimeValue/SM/ package offers customers 53 channels of expanded programming. Each of the packages includes a free monthly programming guide. As of December 31, 1996, the monthly prices for the PrimeFamily/SM/ package, the PrimeEntertainment/SM/ package and the PrimeValue/SM/ package were $44.99, $29.99 and $22.99, respectively. Most of the Company's customers rent their equipment and pay an additional $10 monthly charge for equipment rental, which includes free maintenance and 24-hour customer service.

       The Company also offers nine channels of pay-per-view movies and events and niche services on an a la carte basis such as ABC, NBC, CBS, FOX and PBS (to those subscribers unable to receive such networks through local affiliates), The Golf Channel, TV Japan and Ingenius.

       At December 31, 1996, the Company's three primary programming packages consisted of the following:



  PRIMEVALUE/SM/                        PRIMEENTERTAINMENT/SM/                    PRIMEFAMILY/SM/
 PACKAGE 53 CHANNELS                      PACKAGE 65 CHANNELS                   PACKAGE 75 CHANNELS

                                       All PrimeValue/SM/Channels Plus:            All PrimeEntertainment/SM/
A&E                                                                                Channels
Cartoon                                Classic Sports                              Plus:
CNBC                                   CMT
CNN                                    CNN International/CNN-FN                    Cinemax-Multichannel (2)
Comedy Central                         E!                                          Cinemax-Selecciones (2)
CSPAN1                                 Encore                                      HBO-Multichannel (3)
Discovery                              Encore Multiplex (2)                        HBO en Espanol (3)
Disney(2)                              ESPN2
ESPN                                   Sci-Fi
Family Channel                         STARZ!
Headline News                          TCM
Learning Channel                       The Weather Channel
Lifetime
MTV
Nickelodeon
Odyssey
Prevue
QVC
Regional Sports Network (14)
TBS
TNN
TNT
TV Land
Univision
USA
Digital Audio Channels (14)

          Utilizing the additional transponder capacity provided by GE-2, PRIMESTAR Partners has announced that it will increase its total channel offerings to approximately 150 in April 1997. Based on the proposed new line-up, the Company expects that its primary programming packages will be revised as follows:

PRIMEVALUE/SM/ PACKAGE           PRIMEENTERTAINMENT/SM/      PRIMEHITSFAMILY /SM/
   76 CHANNELS                     PACKAGE 96 CHANNELS      PACKAGE 101 CHANNELS
                             All PrimeValue/SM/Channels     All PrimeEntertainment/SM/
                                                            Channels
A&E                          Plus:                          Plus any two of the
AMC                                                         following:
BET                          Classic Sports
Cartoon                      CMT                            Multichannel HBO (3)
CNBC                         CNN International/CNN-FN       Multichannel Showtime (2)
CNN                          Court TV                       Multichannel Cinemax (2)
CNN Headline News            E!
CNN SI                       Encore
Comedy Central               Encore Multiplex (2)
CSPAN1                       ESPN2
CSPAN2                       Game Show Network
Discovery                    HGTV
Disney (2)                   Independent Film Channel
ESPN                         Outdoor Life
Family Channel               Sci-Fi
History Channel              Speedvision
Learning Channel             STARZ!
Lifetime                     Sundance
Local Regional Sports        TCM
 Network(1)                  The Weather Channel
MSNBC                        WGN
MTV
Much Music
Nickelodeon
Odyssey
Prevue
QVC
Regional Weather (10)
Romance Classics
TBS
TNN
TNT
TV Food
TV Land
Univision
USA
VH1
Digital Audio Channels (30)


          The expanded channel offerings will also include 21 channels of pay-per-view movies and events, a 24 channel sports tier and niche services on an a la carte basis such as ABC, NBC, CBS, FOX and PBS (to those subscribers unable to receive such networks through local affiliates), The Golf Channel and TV Japan. The monthly prices for the expanded PrimeHits/SM/ package, the PrimeEntertainment/SM/ package and the PrimeValue/SM/ package will be $49.99, $39.99 and $24.99, respectively.

          As of December 31, 1996, the Company had an installed base of approximately 805,000 Authorized Units, of which approximately 44% received the Company's premier programming package, the PrimeFamily/SM/ package. Exclusive of installation revenue, the Company's average monthly revenue per Authorized Unit was $44 and $41 for the years ended December 31, 1996 and 1995, respectively. At December 31, 1996, the Company's Authorized Units represented approximately 45% of PRIMESTAR Partners' estimated 1.8 million installed Authorized Units.

          The Company contracts with and bills its residential and commercial subscribers directly for the PRIMESTAR/(R)/ service. Most residential subscribers may terminate their service at any time upon notice to the Company. Commercial subscribers' service contracts automatically renew for successive terms unless the commercial subscribers provide 90 days' prior written notice to the Company of their intent to terminate their service at the end of the current term. In addition, a commercial customer can terminate the contract prior to the expiration of the contractual term by paying 75% of the remaining amount due.

          Satellite reception equipment reclaimed from terminating subscribers is tested, refurbished as necessary and placed back into service.

          Distribution. The Company distributes PRIMESTAR/(R)/ services through multiple distribution channels. The Company's Master Agent Program, direct sales force, its access to the National Call Center for orders, information and customer service and its agreement with Radio Shack/(R)/ form a wide-reaching distribution network. The Company has engaged four master sales agents, Metron Digital Services, Inc., CVS Systems, Inc., Resource Electronics, Inc. and Recreation Sports and Imports, Inc. (collectively, the "Master Agents"), each of which has extensive experience distributing C-band direct-to-home satellite equipment. Master Agents generally do not sell directly to customers, but recruit, train and maintain a network of sub-agents comprised generally of full service independent satellite retailers in the Company's target markets, including rural and other areas that are not served or are underserved by cable television. The sub-agents sell PRIMESTAR/(R)/ services on behalf of the Company and install, service and maintain customer premises equipment for the Company's subscribers. Authorization of new customers is provided by the National Call Center. At December 31, 1996, the Company's Master Agents had over 1,700 active sub-agents, and in the year ended December 31, 1996, the Master Agent Program accounted for approximately 49% of the Company's new business.

          The Company believes that the Master Agents, who are responsible for the acts of their sub-agents, are currently able to manage the diverse network of satellite retailers more effectively than the Company could do so directly. Master Agents are responsible for maintaining their sub-agents' inventories of HSDs and other customer premises equipment, which are provided by the Company on consignment. The Company pays the Master Agents commissions on equipment leased or sold by their sub-agents, as well as an installation reimbursement to cover the cost of each new installation and a 10% commission on monthly programming revenue received from subscribers enrolled through the Master Agent Program, for a contractually determined period of time (generally five years). Master Agents are responsible for compensating their sub-agents.

          The Company's direct sales force solicits potential subscribers by telephone, makes door-to-door sales calls, sets up booths at special events and otherwise markets the Company's products and services to customers in target markets in its authorized distribution areas. At December 31, 1996, the direct sales force consisted of approximately 760 employees throughout the Company's service areas, operating out of the Company's five regional offices and several field offices. To date, the main focus of the direct sales force has been rural and semi-rural communities. Direct sales employees are paid pursuant to a tiered compensation plan with varying commission arrangements based on productivity. New subscriptions obtained by the direct sales force are referred to the National Call Center for authorization, which in turn dispatches the new orders to the nearest TCI cable system or third party contractor for installation.

          In order to support its direct sales force, the Company obtains installation, maintenance, retrieval, inventory management and other customer fulfillment services from TCIC and certain other third party contractors. In connection with the Distribution, the Company and TCIC entered into a fulfillment agreement effective January 1, 1997 (the "Fulfillment Agreement") with respect to customers of the PRIMESTAR/(R)/ medium power service. The Fulfillment Agreement, among other things, sets forth the responsibilities of TCIC with respect to fulfillment services, including performance standards and penalties for nonperformance, and provides scheduled rates to be charged to the Company for the various customer fulfillment services to be provided by TCIC. The Company retains sole control under the Fulfillment Agreement to establish the retail prices and other terms and conditions on which installation and other services will be provided to the Company's customers. The Fulfillment Agreement has an initial term of two years and is terminable by the Company, on 180 days notice to TCIC at any time during the first six months following the Distribution Date. The Company and TCIC are currently discussing certain proposed changes to the Fulfillment Agreement, but there can be no assurances that any such changes will be agreed to or that the Company will not exercise its right to terminate the Fulfillment Agreement if an acceptable amendment is not agreed to prior to the end of the Company's six-month termination window. There can be no assurance that the terms of the Fulfillment Agreement are not more or less favorable than those which could be obtained by the Company from third parties, or that comparable services could be obtained by the Company from third parties on any terms if the Fulfillment Agreement is terminated. See "Certain Relationships and Related Transactions" in Part III of this Report.

          The National Call Center, which, as of December 31, 1996, housed more than 560 employees, takes subscription orders and provides both sales support and customer service. The National Call Center offers customers round-the-clock telephone support for sales, installation, authorization and billing, as well as for repair and customer service, 365 days per year. During the year ended December 31, 1996, the National Call Center handled over 3.7 million customer service calls and over 1.1 million sales calls. In addition, the Company engages a teleservices vendor to assist the Company in providing these services. The Company trains the employees of the teleservices vendor and works closely with such employees to ensure that its existing and potential subscribers receive quality customer service.

          On March 20, 1997, the Company announced its intention to contribute its National Call Center to a new joint venture to be owned by the Company and TCI. The new joint venture, which will be run as a separate company, will own and operate customer service call centers and provide services to TCI, the Company and other potential clients on an out-sourcing basis. In addition to the two Englewood, Colorado based facilities of the Company's National Call Center, the new venture will initially include call center facilities contributed by TCI in Denver, Colorado, Boise, Idaho and Tucson, Arizona. See "Certain Relationships and Related Transactions" in Part III of this Report.

          In addition to the Master Agent Program, direct sales force and National Call Center, the Company distributes its services through certain national consumer electronics retailers. In February 1996, PRIMESTAR Partners entered into a national agreement with Radio Shack, a unit of Tandy Corporation and one of the nation's largest consumer electronics retailers, under which PRIMESTAR/(R)/ is expected to be available on a non-exclusive basis through more than 6,500 Radio Shack stores nationwide. Under this agreement, Radio Shack is compensated based on the number of installations generated. As of December 31, 1996, PRIMESTAR/(R) /is available for sale in approximately 2,300 Radio Shack stores located in the Company's authorized distribution territories, and the Company estimates that when the arrangement is fully implemented, PRIMESTAR/(R) /will be available for sale in over 2,500 such stores. The Company's distribution network is further supported by approximately 1,130 local market retailers, such as hardware stores and convenience stores, which promote the Company's services and further assist the Company in its distribution efforts.

          The Company believes that its use of a number of different distribution channels has been an important factor in the success of its sales efforts over the past two years and will continue to fuel subscriber growth. During the two year period from December 1994 to December 1996, the Company expanded its points of sale over fifteen times, from 325 to approximately 5,160. Furthermore, the Company's sub-agents ranked highest in customer satisfaction in a study conducted by the Satellite Broadcasting and Communications Association ("SBCA") in August 1995. The Company's sub-agents scored highest for post-sale customer support and salesperson knowledge of the industry and technology, as well as programming. Moreover, the SBCA research showed that the Company's service strategy ranked first as the customer's choice for a "better buying experience." The Company intends to continue to target multiple distribution channels and to expand on its existing satellite retailer distribution network and presence with consumer electronics outlets.

          Equipment and Installation. Unlike other digital satellite television services, PRIMESTAR/(R)/ does not require consumers to purchase or finance the equipment needed to receive its programming. The Company provides the HSD, satellite receiver and remote control to subscribers for a monthly rental fee ($10 per month at December 1996), which includes ongoing maintenance and service at no additional charge. The monthly equipment rental fee is normally included in a service package that includes various levels of basic and premium programming. Satellite receivers are manufactured by GI, and packaged by GI with remote controls, and HSDs are manufactured by multiple vendors, under agreements with PRIMESTAR Partners. Pursuant to such agreements, each Distributor orders and purchases its inventory of customer premises equipment directly from the vendor, and is responsible for certain minimum purchases based on forecasts provided to the vendor through PRIMESTAR Partners.

          Approximately 99% of the Company's subscribers currently elect to rent their equipment from the Company, and the Company believes that the ability to obtain PRIMESTAR/(R) /without a large initial cash outlay is a significant factor in the Company's early acceptance by consumers. However, for those subscribers who would prefer to own their equipment, the Company currently provides two alternative purchase options: (i) subscribers who agree to purchase the PrimeEntertainment/SM/ or PrimeFamily/SM/ package for one year and who pay in full for such package in advance are given the option to purchase a single satellite receiver for $199 plus an installation charge of $199 and (ii) subscribers who wish to purchase two satellite receivers are given the option to purchase the first receiver for $199 and a second used receiver for $325, with the installation charge of the first receiver set at $199 and the installation price of the second receiver set at $75, and such subscribers are not required to commit to a one-year subscription and may purchase either the PrimeValue/SM/, PrimeEntertainment/SM/ or PrimeFamily/SM/ package. In both cases, the Company from time to time provides a promotional offer of $149 for the installation of the first receiver. For those customers who elect one of the purchase options described above, the Company currently provides a free one-year in-home service warranty for the purchased equipment.

          In addition to monthly fees for programming and the purchase or lease of equipment, the Company charges new subscribers an installation fee ranging from $99 to $199. Installation of the second receiver is generally available at a reduced price ($75 at December 31, 1996). In order to insure that HSDs are properly pointed and aligned to receive the PRIMESTAR/(R)/ signal, the Company strongly recommends professional installation. The Company has, from time to time, offered qualified subscribers an opportunity to enter into subscription contracts that allowed for the option of paying their installation fee over time. Further, from time to time, the Company offers special installation prices on a promotional basis. Currently, the Company is offering a promotional rate of $149 for the installation of the first receiver. Certain of the Company's competitors offer consumers the option of self-installation of the HSD and other equipment for their digital satellite systems, with an installation kit that retails for approximately $70.

          Marketing. The Company engages in extensive local and regional marketing, advertising and promotional activities to increase consumer awareness of PRIMESTAR/(R)/, to promote the sale and lease of PRIMESTAR/(R)/ equipment and to generate subscriptions to PRIMESTAR/(R)/. To complement the national marketing support received from PRIMESTAR Partners, the Company operates a central advertising strategy that also supports regional marketing efforts. The Company's advertising strategy focuses on five important selling points for potential subscribers: (i) program variety, (ii) good value, (iii) digital quality picture and sound, (iv) no equipment to buy, and (v) on-going equipment maintenance and service at no extra charge. The Company also provides its network of sub-agents and direct sales force with marketing support ranging from cooperative advertising funds to customized advertising campaigns. The Company intends to continue these efforts in the future.

          The Company's current regional and local advertising strategy includes television, print and radio advertisements, direct mail campaigns, handouts of brochures and flyers and participation in local events, including the display of posters, banners and pop-up displays. The Company has engaged a media agency to provide media counsel and services to aid the Company in planning, placing and measuring results in regional and local advertising and media programs. The Company has also engaged an advertising agency to develop all strategic and creative efforts in advertising and a marketing fulfillment agency to provide direct mail, collateral materials and other marketing services.

          The Company, from time to time, promotes subscriptions to its programming service by offering discounts or free services for a limited period of time. For example, the Company has offered a discount for annual subscriptions, whereby customers, by paying annually, have been entitled to get one month for free. In addition, the Company has provided coupons to new customers which offer programming discounts, providing customers with the opportunity to try many of the Company's premium services. Finally, the Company has also provided free pay-per-view movies to new subscribers for a limited period of time.

          The Company engages independent retailers as display representatives who display promotional materials about the Company. The Company uses such display representatives to promote its service and to attain customer referrals. The Company pays the display representative a one time referral fee for each eligible subscriber who installs the service within sixty days of the referral.

          The Company has initiated a joint marketing alliance with the Bose Corporation ("Bose") under the co-brand name "PRIMESTAR/Bose Home Theater systems." Pursuant to this alliance, the Company and Bose offer a home theater system which includes the Bose Companion satellite surround system, a complete surround sound system designed specifically for use with home satellite systems.

          The Company also engages in two joint marketing efforts with TCI. First, the Company, since March 1996, has been distributing Kid Control/TM/, a child-size remote control unit supplied by TCI. The Kid Control/TM/ units are channel selectors designed solely for children and help parents monitor and control television viewing. They are pre-programmed with the most popular children's programming to provide a secure lineup of age-appropriate entertainment. Second, as a sign of its commitment to education, the Company, along with TCI, launched the PRIMESTAR/(R)/ Goes To School program which provides schools not wired for cable with free access to PRIMESTAR/(R) /equipment and 500 hours of commercial-free "Cable in the Classroom" programming per month. This educational package is offered free of charge. The program is designed to provide educational programming and data services and offer access to training to inner city, rural and other schools that do not have access to cable and that are within the Company's territories. From its inception in November 1995 through December 31, 1996, over 2,000 schools have enrolled in the program.

          The Company intends to continue and increase its joint marketing efforts to bundle products and services to the marketplace. The Company believes such efforts will assist the Company in maximizing its potential market share.

          ResNet Transaction. Effective as of October 21, 1996, the Company acquired 4.99% of the issued and outstanding capital stock of ResNet. ResNet was formed by LodgeNet in February 1996 to engage in the ResNet Business. ResNet agreed to purchase from the Company, at a price that approximates the Company's cost, up to $40,000,000 in satellite reception equipment, to be used in connection with the ResNet Business exclusively, over a five-year period (subject to a one-year extension at the option of ResNet if ResNet has not purchased the full $40,000,000 in equipment during the five-year initial term).

          The Company also agreed to make a subordinated convertible term loan to ResNet, the proceeds of which can be used only to purchase such equipment from the Company. The term of the loan is five years with an option by ResNet to extend the term for one additional year. The total principal and accrued and unpaid interest under the loan is convertible over a four-year period into shares of common stock of ResNet representing an additional 32% of the issued and outstanding common stock of ResNet. The Company's only recourse with respect to repayment of the loan is conversion into ResNet stock or warrants as described below. Under current interpretations of the FCC rules and regulations related to restrictions on the provision of cable and satellite master antenna television services, in certain areas the Company could be prohibited from holding 5% or more of the stock of ResNet and consequently could not exercise the conversion rights under the convertible loan agreement. The Company is required to convert the convertible loan at such time as conversion would not violate such currently applicable regulatory restrictions.

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

          The Company also entered into a long-term signal availability agreement with ResNet, pursuant to which the Company is committed to transport for a fee to "private cable systems" owned and operated by ResNet, the satellite signal used by PRIMESTAR Partners to transmit its programming services (the "PRIMESTAR Satellite Signal") or the signal of a substantially comparable service. "Private cable system" means a satellite master antenna television system that provides television programming services to residential MDUs through cable plant or other equipment that is located entirely on private property and does not constitute a direct-to-home distribution system or a franchised cable system. The Company is acting solely to make the PRIMESTAR Satellite Signal available to ResNet and is not acting as a distributor of any PRIMESTAR/(R)/ programming services to ResNet. ResNet must obtain its own rights from the applicable programming networks to receive the programming services and to distribute them to ResNet's subscribers.

          NDTC has the right from PRIMESTAR Partners to use the PRIMESTAR Satellite Signal for delivery of programming for the benefit of third parties, including private cable systems (the "simultaneous use rights"). NDTC has agreed with the Company that private cable systems designated by the Company, including the ResNet private cable systems, will receive the transport of the PRIMESTAR Satellite Signal by NDTC in exchange for the payment by the Company of a fee per subscriber per video program signal. The agreement between the Company and NDTC is coextensive with the agreement between NDTC and PRIMESTAR Partners, which expires on March 31, 2001, and there is no assurance that the Company will continue to have the ability to make the PRIMESTAR Satellite Signal available after that date.

          In its agreement with ResNet, the Company has committed to make the PRIMESTAR Satellite Signal or the signal of a substantially comparable service available for a term that extends substantially beyond March 31, 2001. If the Company loses its contractual ability to make the PRIMESTAR Satellite Signal available and is not able to make the signal of a substantially comparable service available, the Company is obligated to reimburse ResNet for its costs in obtaining a digital signal from another source, including the cost of replacement equipment if the new digital signal is not compatible with ResNet's equipment. While it is not possible at this time to quantify the amount that the Company would be obligated to pay to ResNet under the circumstances described above, the Company believes that the costs could be significant, particularly if it were to lose its ability to make a signal available towards the end of its agreement with ResNet.

          The Company has also entered into a shorter term signal availability agreement with one other customer and intends to pursue other signal availability opportunities as they arise.

          Counsel to PRIMESTAR Partners has advised the Company of the Partnership's position that there are certain preconditions to NDTC's simultaneous use rights which have not yet been satisfied and that such rights are not assignable by NDTC to the Company. The Company believes that its transaction with ResNet and similar transactions are permitted under the agreement between NDTC and the Partnership. The Company does not believe that any potential dispute with the Partnership regarding this issue is likely to have a material adverse effect on the Company.

          Use of PRIMESTAR/(R) /Name and Marks. The Company markets and distributes the Partnership's equipment and services to households and businesses in its assigned territories under the names PRIMESTAR By TCI and PRIMESTAR By TSAT. PRIMESTAR/(R) /is a registered service mark of PRIMESTAR Partners. The Company believes that it has the right to use the PRIMESTAR/(R)/ name and certain related trademarks and service marks as a Distributor, in substantially the same manner as it has been using such name and marks, pursuant to its existing understandings with PRIMESTAR Partners. However, the Company does not have a written license to use the PRIMESTAR/(R)/ name and marks, and there can be no assurance that the Company will be entitled to continue to use the PRIMESTAR/(R) /name and marks in the future.

High Power Satellites
---------------------

          Tempo DBS System. The Company currently plans to participate, directly or through PRIMESTAR Partners, in the high power segment of the digital satellite industry. The Company, through Tempo, holds the FCC Permit, authorizing construction of a high power DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119(degrees) W.L. orbital position and 11 frequencies at the 166(degrees) W.L. orbital position. The 119(degrees) W.L. orbital position is generally visible to HSDs throughout the entire continental U.S.; the 166(degrees) W.L. orbital position is visible only in the western half of the continental U.S., as well as Alaska and Hawaii.

          Tempo is also a party to the Satellite Construction Agreement with Loral, pursuant to which Tempo arranged for the construction of Tempo DBS-1 and the other Company Satellite and has an option to purchase up to three additional satellites. As constructed, each Company Satellite can operate in either "single transponder" mode (with 32 transponders broadcasting at 113 watts per channel) or in "paired transponder" mode (with 16 transponders broadcasting at 220 watts per channel). Either such configuration can be selected at any time, either before or after launch.

          Tempo DBS-1 was outfitted with an antenna designed for operation at the 119(degrees) W.L. orbital location and was launched into geosynchronous orbit on March 8, 1997. The satellite is currently undergoing in-orbit testing pursuant to the Satellite Construction Agreement. Assuming the successful in-orbit testing of Tempo DBS-1, the Company intends to operate such satellite in paired transponder mode, broadcasting on 11 of the 16 available transponder pairs, in accordance with the FCC Permit. The remaining five transponder pairs would be available as in-orbit spares. Operating in paired transponder mode, at current levels of digital compression, Tempo DBS-1 would be able to deliver 70 to 85 channels of digital video and music programming, depending on the mix of programming content, to HSDs of less than 14 inches in diameter. If advances in compression technology currently being tested become commercially available in the future, Tempo DBS-1 would be able to deliver up to 150 channels of programming. The Company intends to operate Tempo DBS-1, either directly or through PRIMESTAR Partners, as a complementary service to basic cable and other channel-constrained analog services, providing DBS services on a wholesale basis to those system operators wishing to avoid the high cost of digital plant upgrades, or, subject to future advances in high compression digital statistical multiplexing technology, as a stand-alone DBS service. See "-Cable Plus Strategy," and "-Competitive Position of the Company's Proposed High Power DBS System".

          The Company has had discussions regarding the possible sale of the other Company Satellite ("Satellite No. 2"), but has not reached agreement regarding any such transaction. Any such transaction would be subject to the successful commercial operation of Tempo DBS-1 (for which Satellite No. 2 serves as ground spare), the prior approval of PRIMESTAR Partners and prior regulatory approvals and other conditions. Pursuant to an option agreement between Tempo and PRIMESTAR Partners (the "Tempo Option Agreement"), any net cash proceeds received by the Company from the sale of Satellite No. 2 would be paid to PRIMESTAR Partners, to satisfy certain advances by PRIMESTAR Partners to the Company to fund construction of the Company Satellites. There can be no assurance that the Company will be able to sell Satellite No. 2 on terms acceptable to the Company.

          Cable Plus Strategy. At current compression ratios, the Company's transponder frequencies at 119(degrees) W.L. may be used to broadcast 70 to 85 channels of digital video and music programming, depending on the mix of programming content. Operating Tempo DBS-1 in paired transponder mode at 220 watts per channel (higher than any current DBS services), the Company believes that its signal could be received by households in the majority of the U.S. using HSDs of less than 14 inches in diameter. The Company is currently developing a plan to use its proposed high power DBS system to provide a mix of sports, multiplexed movies, pay-per-view and popular cable networks that could be marketed as an adjunct to traditional off-the-air (i.e., broadcast) television, basic cable and other analog programming services. The Company believes that, if successfully implemented, such a complementary service could be effectively marketed by cable operators (particularly those with limited channel capacity and a relatively low density of subscribers per head-end) as an alternative to a digital cable upgrade, which could require costly improvements by the operator to cable plant and head-end equipment. A cable operator that distributed the Company's high power service could offer its customers a digital upgrade without reducing the number of analog cable channels available to customers who choose not to take the new service (in contrast to upgrading the cable system directly, which could require up to 11 channels to be dropped from the operator's analog service to provide digital service comparable to that expected to be offered by the Company). To facilitate such a complementary service, the Company is currently working with manufacturers to develop designs and specifications for a new set-top box that would accommodate separate inputs from an analog cable system and a digital satellite dish, and allow the customer to switch between digital programming and analog channels (including the local programming generally not available by satellite) with a single remote control unit. The Company expects that the combination cable converter/IRD will be available in commercial quantities by the fall of 1997. However, the Company has not entered into a purchase contract with any potential manufacturers, and there can be no assurance that this equipment will be available on schedule. The Company is currently in discussions, but has not entered into any agreements, with cable operators, programming suppliers and PRIMESTAR Partners with respect to the establishment of a high power digital satellite service to be marketed in part by cable and other system operators as described above.

          Competitive Position of the Company's Proposed High Power DBS System. It is expected that the Company's proposed high power DBS system will broadcast from 11 transponders at the 119(degrees) W.L. orbital position. At current compression ratios, the Company's 11 transponders could be used to broadcast 70 to 85 channels of entertainment and/or information programming, depending on the type of programming. Although such a programming service would have relatively limited channel capacity compared to DirecTv and the proposed service to be offered by the recently announced alliance of EchoStar, The News Corporation ("News Corp.") and MCI Communications Corp. ("MCI") , the Company believes that such potential competitive disadvantage may be offset in part (i) by the possibility of using smaller HSDs (less than 14 inches in diameter) than those currently offered by DirecTv and EchoStar, (ii) by offering programming, such as multiplexed premium movies, sports, pay-per-view and a selection of popular cable networks and (iii) by marketing such service as an adjunct to cable service in areas served by cable systems with relatively limited channel capacity. See "-Cable Plus Strategy."

          However, the Company does not currently have any agreements with PRIMESTAR Partners or any programming vendors with respect to the operation of any such DBS programming service, and does not currently have agreements with any antenna manufacturers with respect to the purchase of HSDs of less than 14 inches. No assurances can be given that any such agreements can be obtained on terms satisfactory to the Company, or that the Company or PRIMESTAR Partners will be successful in pursuing such a strategy, or will not elect to pursue an alternative strategy with respect to one or both of the Company Satellites.

          Moreover, although advances in high compression digital statistical multiplexing technology currently under development by third parties may in the future enable the Company to obtain greater channel capacity from the 11 transponders on Tempo DBS-1, there can be no assurance that such new technology will be successfully implemented or that, if implemented, the Company or PRIMESTAR Partners will be able to obtain the rights to use such technology on satisfactory terms. However, NDTC has agreed that if, prior to September 1, 1997, the Company engages NDTC to provide digitization, compression and uplinking services for any high power DBS system operated by the Company, and NDTC is authorized to use certain proprietary technology of Imedia Corporation currently under development or other proprietary technologies to provide multiplexing of digitally compressed video signals for the Company, NDTC shall provide such multiplexing services to the Company for an agreed fee, based on NDTC's incremental costs and other factors. The Company's rights under its agreement with NDTC are assignable by the Company to any affiliate of the Company, including for this purpose PRIMESTAR Partners.

          If advances in high compression digital statistical multiplexing technology becomes available to the Company, such technology (or similar technology) will likely also be made available to cable operators and/or other competitors of the Company and PRIMESTAR Partners.

          Satellite Launches. Pursuant to the Satellite Construction Agreement Loral must conduct in-orbit testing following the launch of a satellite. As noted above, Tempo DBS-1 was launched on March 8, 1997, and is currently in the process of in-orbit testing. Delivery of a satellite takes place upon Tempo's acceptance of such satellite after completion of in-orbit testing
("Delivery"). Subject to certain limits, Loral must reimburse Tempo for Tempo's actual and reasonable expenses directly incurred as a result of any delays in the Delivery of satellites. The in-orbit useful life of each satellite is designed to be a minimum of 12 years. If in-orbit testing confirms that the satellite conforms fully to specifications and the service life of the satellite will be at least 12 years, Tempo is required to accept the satellite. If in-orbit testing determines that the satellite does not fully conform to specifications but at least 50% of its transponders are functional and the service life of the satellite will be at least six years, Tempo is required to accept the satellite but is entitled to receive a proportionate decrease in the purchase price. If Loral fails to deliver a satellite, it has 29 months to deliver, at its own expense, a replacement satellite. Loral may make four attempts to launch the two Company Satellites; however, if the two Company Satellites are not delivered in such four attempts, Tempo may terminate the Satellite Construction Agreement. Tempo also may terminate the contract in the event of two successive satellite failures.

          Loral has warranted that, until the satellites are launched, the satellites will be free from defects in materials or workmanship and will meet the applicable performance specifications. Loral has also warranted that all items other than the satellites delivered under the Satellite Construction Agreement will be free from defects in materials or workmanship for one year from the date of their acceptance and will perform in accordance with the applicable performance specifications. Loral bears the risk of loss of the Company Satellites until Delivery. Upon Delivery, title and risk of loss pass to Tempo. However, Loral is obligated to carry risk insurance on each satellite covering the period from the launch of the satellite through an operating period of 180 days. Such risk insurance will cover (i) the cost of any damages due under the Satellite Construction Agreement; (ii) the cost of delivery of a replacement satellite in the event of a satellite failure; and (iii) the refund of the full purchase price for each undelivered Company Satellite if Loral fails to deliver both Company Satellites after four attempts. Loral is also required to obtain insurance indemnifying Tempo from any third party claims arising out of the launch of a satellite.

          Tempo Option. In February 1990, Tempo entered into the Tempo Option Agreement with PRIMESTAR Partners, granting PRIMESTAR Partners the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit. Under the Tempo Option Agreement, upon the exercise of the Tempo Option, PRIMESTAR Partners is obligated to pay Tempo $1,000,000 (the "Exercise Fee") and to lease or purchase the entire capacity of the DBS system, with the purchase price (or aggregate lease payments) for such capacity sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Option and certain related matters, Tempo and PRIMESTAR Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by PRIMESTAR Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by the Partnership to Tempo. The Partnership financed such advances to Tempo through borrowings under a bank credit facility (the "PRIMESTAR Credit Facility"), which is in turn supported by letters of credit arranged for by affiliates of the partners of the Partnership (other than GEAS). At December 31, 1996, the aggregate funding provided to Tempo by PRIMESTAR Partners was $457,685,000, and the balance due under the PRIMESTAR Credit Facility was $521,000,000, including amounts borrowed to pay interest charges.

          The Tempo Letter Agreements permit the Partnership to apply its advances to Tempo against any payments (other than the Exercise Fee) due under the Tempo Option (which the Company believes has been exercised) and would not require Tempo to repay such advances. In the event that it is determined that the Tempo Option has not been exercised in accordance with its terms, Tempo, in lieu of repaying such advances, could elect to assign all of its rights relating to the Company Satellites to the Partnership.

          On February 7, 1997, the Partners Committee adopted a resolution (i) affirming that PRIMESTAR Partners had unconditionally exercised the Tempo Option, (ii) approving the proposed launch of Tempo DBS-1 into the 119(degrees) W.L. orbital position and the use of Satellite No. 2 as a spare or back-up for Tempo DBS-1, pending other deployment or disposition as determined by PRIMESTAR Partners, and (iii) authorizing the payment by PRIMESTAR Partners to Tempo of the Exercise Fee and other amounts in connection with the Tempo Option and the Tempo Letter Agreements, including funding of substantially all construction and related costs relating to the Company Satellites not previously funded by the Partnership. See "Certain Relationships and Related Transactions" in Part III of this Report.

          The Company currently intends to pursue its high power strategy through PRIMESTAR Partners, consistent with such resolution. Although the Company and PRIMESTAR Partners have not entered into an agreement with respect to the lease or purchase of 100% of the capacity of Tempo DBS-1 pursuant to the Tempo Option, or the implementation of the Cable Plus Strategy, and there can be no assurances that areas of potential disagreement will not arise as such agreements are negotiated, the Company does not currently believe that any such potential disagreement is reasonably likely to have a material adverse effect on the Company.

          Regardless of the outcome of any uncertainties with respect to the Company Satellites, the Company believes that, although no assurance can be given, alternative courses of action are available that would allow the Company to recover the costs of constructing the Company Satellites.

Competition
-----------

          The business of providing subscription and pay television programming is highly competitive. The Company faces competition from numerous other companies offering video, audio and data products and services. The Company's existing and potential competitors comprise a broad range of companies engaged in communications and entertainment, including cable operators, other digital satellite program providers, wireless cable operators, television networks and home video products companies, as well as companies developing new technologies. Many of the Company's competitors have greater financial, marketing and programming resources than the Company. The Company expects that quality and variety of programming, quality of picture and service and cost will be the key bases of competition.

          Cable Television. Cable television is currently available for purchase by more than 90% of the approximately 98 million U.S. television households. The cable television industry is an established provider of multichannel programming, with approximately 65% of total U.S. television households subscribing. Cable systems typically offer 25 to 78 channels of programming at an average monthly subscription price of approximately $33.

          The Company expects to encounter a number of challenges in competing with cable television providers. First, cable television providers benefit from their entrenched position in the domestic consumer marketplace. Second, satellite television systems generally have not yet found it efficient to provide any local broadcast programming and, third the Satellite Home Viewer Act of 1994, prohibits the retransmission by a satellite carrier of a television broadcast signal of a network television station to households that receive an adequate quality over-the-air signal of a television broadcast station affiliated with such network and to households that receive (or within the past 90 days had received) through a cable system the signal of a television station affiliated with such network. Accordingly, most PRIMESTAR/(R)/ subscribers cannot obtain such programming without utilizing a standard television antenna (traditional rooftop or set-top antenna) or purchasing some level of cable service. Third, since reception of digital satellite signals requires clear line of sight to the satellite, it may not be possible for some households served by cable to receive PRIMESTAR/(R) /as a result of large adjacent structures or other obstacles. In addition to households lacking a clear line of sight to the satellite, PRIMESTAR/(R)/ is not available to households in apartment complexes or other MDUs that do not facilitate or allow the installation of satellite television equipment. Fourth, because IRDs are currently significantly more expensive than analog cable converters, existing cable operators are able to offer their subscribers the ability to have fully functional cable on multiple television sets in a household without significant additional cost.

          While cable companies currently serve a majority of the U.S. television market, the Company believes many may not be able to provide the quality and variety of programming offered by digital satellite service providers until they significantly upgrade their coaxial systems. Many cable television providers are in the process of upgrading their systems and other cable operators have announced their intentions to make significant upgrades. Many proposed upgrades, such as conversion to digital format, fiber optic cabling, advanced compression technology and other technological improvements, when fully completed, will permit cable companies to increase channel capacity, thereby increasing programming alternatives, and to deliver a better quality signal. However, although cable systems with adequate channel capacity may offer digital service without major rebuilds, the Company believes that, given the limits of current compression technology, other cable systems that have limited channel capacity will have to be upgraded to add bandwidth in order to provide digital service, and that such upgrades will require substantial investments of capital and time to complete industry-wide. As a result, the Company believes that there will be a substantial delay before cable systems can offer programming services equivalent to digital satellite television providers on a national basis and that some cable systems may never be upgraded, subject to advances in high compression digital statistical multiplexing technology currently under development.

          The Company believes that its current strategy of targeting rural and other unpassed or underserved communities which may avoid head-to-head competition with major cable television systems, partially offsets the cable industry's entrenched position in the domestic consumer marketplace. The Company also believes that anticipated advances of cable television, such as interactivity and expanded channel capacity, may not be widely available in the near term at a reasonable cost to the consumer. Moreover, if the substantial capital costs of those advances, when available, are passed on to the consumer, it will ultimately enhance the attractiveness of digital satellite television programming.

          Other Digital Satellite Service Providers. In addition to the Company, several other companies offer, or are expected to offer, digital satellite services and are, or will be, positioned to compete with the Company for home satellite subscribers.

          DirecTv successfully launched its first satellite in December 1993, its second satellite in August 1994 and a third satellite in June 1995 as an in-orbit spare. The third satellite may also be operated by DirecTv to provide additional capacity. DirecTv's satellites, which are high power satellites, are located at 101(degrees) W.L. DirecTv operates 27 transponders on each of its existing satellites, enabling it to offer over 200 channels of digital programming. As of December 31, 1996, according to trade publications, DirecTv served approximately 2.3 million Authorized Units.

          AT&T Corp. ("AT&T") and DirecTv have entered into an exclusive agreement for AT&T to market and distribute DirecTv's DBS service and related equipment to AT&T's large customer base. As part of the agreement, AT&T is making an initial investment of approximately $137.5 million to acquire 2.5% of the equity of DirecTv with an option to increase its investment up to 30% over five years. This agreement provides a significant base of potential customers for the DirecTv DBS system and allows AT&T and DirecTv to offer customers a package of digital entertainment and communications services. As a result, the Company is at a competitive disadvantage marketing to these customers. AT&T and DirecTv also announced plans to jointly develop new multimedia services for DirecTv under the agreement. In addition, affiliates of the National Rural Telecommunications Cooperative have acquired territories in rural areas of the U.S. as distributors of DirecTv programming.

          USSB owns and operates five transponders on DirecTv's first satellite and offers a programming service separate from DirecTv's service, with over 25 channels of premium video programming not available from DirecTv. USSB's selection of programming services (and its use of transponders on the same satellite used by DirecTv, which enables subscribers to receive both DirecTv and USSB signals with a single HSD) allows it to be marketed as complementary to DirecTv, partially offsetting the competitive handicap caused by its relatively limited channel capacity. As of December 31, 1996, approximately 53% of DirecTv's 2.3 million Authorized Units receive USSB programming. In addition, USSB has a construction permit from the FCC that would allow it to build and launch two high power DBS systems, one at 110(degrees) W.L. (with three transponders) and one at 148(degrees) W.L. (with eight transponders). The 110(degrees) W.L. orbital location would enable USSB to provide a second high power DBS service to the continental U.S., although with limited channel capacity. The 148(degrees) W.L. slot would allow USSB to transmit signals to viewers in Alaska and Hawaii and could provide programming between the U.S. and certain locations on the Pacific Rim.

          EchoStar launched a high power satellite in December 1995, commenced national broadcasting of programming channels in March 1996 and, as of December 31, 1996, broadcasts over 120 such channels. EchoStar was assigned 11 transponders at 119(degrees) W.L., the same orbital location as Tempo, and acquired 10 transponders at such location, one transponder at 110(degrees) W.L. and 11 transponders at 175(degrees) W.L. through a merger with DirectSat Corporation ("DirectSat"). Following such merger, DirectSat, which became an EchoStar subsidiary, launched a second satellite into the 119(degrees) W.L. orbital location in September 1996. EchoStar is expected to increase its program offering to approximately 125 channels when the EchoStar/DirectSat system is fully operational. In addition, EchoStar acquired 24 frequencies at 148(degrees) W.L. for $52.3 million in an FCC auction held in January 1996 (the "FCC Auction"), and in August 1996, the FCC approved the prior assignment of Direct Broadcasting Satellite Corporation's DBS permit for 11 frequencies at 61.5(degrees) W.L. and 11 frequencies at 175(degrees) W.L. to another subsidiary of EchoStar.

          MCI acquired 28 frequencies at 110(degrees) W.L. in the FCC Auction for $682.5 million. Thereafter, MCI entered into a joint venture with News Corp. to build and launch a high power digital satellite system at 110(degrees) W.L.

          On February 24, 1997, News Corp. and EchoStar announced that News Corp. will purchase 50% of EchoStar in a transaction valued at $1 billion. Pursuant to the transaction, the companies will combine their DBS businesses into a new company, which will operate under the name Sky. EchoStar's shareholders will own approximately 50% of Sky, News Corp. will own approximately 40% of Sky and MCI, which already owns 13.5% of News Corp., will hold 20% of News Corp.'s 50% interest of EchoStar, or approximately 10% of Sky. According to the terms of the transaction, News Corp. will contribute its American Sky Broadcasting subsidiary, the joint venture that News Corp. owns with MCI, with satellites, cash and transmission stations valued at $1 billion, to the new company. The new Sky service, which is scheduled to launch in early 1998, is expected to include seven satellites. In addition, the two companies contend that Sky will offer 500 channels of digital television, Internet services and local broadcast network television signals, capable of reaching more than 50% of all television households upon the launch of Sky and 75% of all television households by the end of 1998. In a separate proceeding, British Telecommunications, plc, a United Kingdom company, has proposed to acquire control of MCI. Regulatory approval of these transactions will be necessary, and the outcome cannot be predicted.

          Alphastar commenced offering approximately 100 digital video and audio channels of programming via a medium power FSS satellite in mid-1996 and plans to expand to 200 channels by the end of 1997. The Alphastar service uses MPEG 2/DVB digital compression technology. Alphastar subscribers must generally use 36 inch satellite dishes, similar in size to those currently used by PRIMESTAR/(R) /subscribers, rather than the 18 inch satellite dishes used by customers of the high power services of DirecTv, USSB and EchoStar.

          In 1996, the United States entered into a bilateral agreement with Mexico which would allow, subject to certain conditions, the use of satellites licensed in Mexico to provide DBS service to U.S. consumers. According to press reports, Mexico is expected to begin licensing procedures for its DBS satellites later this year. The Company is unable to predict the effect of such existing and future DBS service upon its operations.

          In addition, other potential competitors may provide television programming by leasing transponders from an existing satellite operator. However, the number of transponders available for lease on any one satellite is generally limited, making it difficult to provide sufficient channels of programming for a viable system.

          The Company believes that the PRIMESTAR/(R) /medium power service can compete with other digital satellite service providers. Unlike other current suppliers of digital satellite television, the Company does not require customers to buy satellite reception equipment. PRIMESTAR/(R)/ is marketed as a service, with programming, equipment rental, maintenance and 24-hour customer service included in the monthly price, which, as of December 31, 1996, ranged from $32.99 to $54.99. In addition, each of the PRIMESTAR/(R)/ programming packages includes a free monthly programming guide. The up-front costs to new subscribers of PRIMESTAR/(R)/, who are charged only an installation fee and the first month's programming and equipment rental fees, are generally lower than the up-front costs to new subscribers of PRIMESTAR/(R)/'s competitors, who typically must purchase and install an HSD, IRD and related equipment. Moreover, since the Company generally owns, services and installs all home reception equipment, the Company protects its subscribers from the inconvenience of equipment failure, maintenance concerns, obsolete technology, self-installation and expired warranties. The Company believes that when the cost of equipment is factored in, its service is priced competitively, compared to the respective prices of other current digital satellite service providers.

          C-band Satellite Program Distributors. The Company also competes with C-band satellite program distributors. C-band systems have been popular (mostly in rural and semi-rural areas) since the late 1970s, and in the aggregate serve approximately 2.2 million subscribers. However, digital satellite television systems use Ku-band frequencies that can be received by less expensive systems with significantly smaller dishes than those used with C-band frequencies. As a result of the smaller dish size, digital satellite television systems are more widely accepted by consumers than C-band systems, particularly in urban and suburban areas.

          Wireless Cable Systems. Other potential competitors of the Company are multi-channel multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels to subscribers with special antennas, and other so-called "wireless cable" systems. According to Wireless Cable Association International, there are currently an estimated 190 wireless cable systems operating in the U.S., serving an estimated 950,000 subscribers, mostly with limited channel, analog service. However, the number of wireless cable systems is likely to increase as virtually all markets have been licensed or tentatively licensed, and developments in high compression digital statistical multiplexing technology will significantly increase the number of channels and video and audio quality of wireless cable systems. Moreover, wireless cable systems may provide their customers with local programming, a potential advantage over digital satellite television systems. In 1995, several large telephone companies acquired significant ownership interests in numerous wireless cable companies. This infusion of money into the wireless cable industry can be expected to accelerate its growth and its competitive impact. However, while it is expected that most large wireless operators backed by local telephone companies will upgrade to digital technology over the next several years, such upgrades will require the installation of new digital decoders in customers' homes and modifications to transmission facilities, at a potentially significant cost. Wireless cable also generally requires direct line of sight from the receiver to the transmitter tower, which creates the potential for substantial interference from terrain, buildings and foliage.

          Telephone Companies. In addition to the DBS system planned by the recently announced alliance of EchoStar, News Corp. and MCI and AT&T's agreement with, and investment in, DirecTv, certain regional telephone companies and other long distance telephone companies have expressed an interest in becoming subscription television providers and could become significant competitors in the future. Legislation recently passed by Congress removes barriers to entry which previously inhibited telephone companies from competing, or made it more difficult for telephone companies to compete, in the provision of video programming and information services. Certain telephone companies have received authorization to test market video and other services in certain geographic areas using fiber optic cable and digital compression over existing telephone lines. Estimates for the timing of wide-scale deployment of such multichannel video service vary, as several telephone companies have delayed originally announced deployment schedules.

          As more telephone companies begin to provide subscription television programming and other information and communications services to their customers, additional significant competition for subscribers will develop. Among other things, telephone companies have an existing relationship with substantially every household in their service area, substantial financial resources, and an existing infrastructure and may be able to subsidize the delivery of programming through their position as the sole source of telephone service to the home.

          VHF/UHF Broadcasters. Most areas of the U.S. are covered by traditional territorial over-the-air VHF/UHF broadcasters. Consumers can receive from three to ten channels of over-the-air programming in most markets. These stations provide local, network and syndicated programming free of charge, but each major market is generally limited in the number of available programming channels. Congress is expected to consider the release of additional digital spectrum for use by VHF/UHF broadcasters later this year.

Regulatory Matters
------------------

          General. Tempo, as the holder of the FCC Permit, and NDTC, as the holder of an authorization to construct a new facility to uplink signals to satellites to provide DBS service to the U.S., are subject to the regulatory authority of the FCC. Authorizations and permits issued by the FCC are required for the operation of Tempo's satellites and for its and NDTC's uplink facilities that will be used to transmit signals to such satellites. As a distributor of DBS programming, Tempo and its affiliates may also be affected by numerous laws and regulations, including the Communications Act of 1934, as amended (the "Communications Act").

          Although the non-technical aspects of high power DBS operations are generally subject to less regulation than terrestrial broadcasting, some regulations do apply and others are proposed. For example, high power DBS operators which control the video programs they distribute, and DBS licensees or permittees which are licensed as broadcasters, are subject to equal employment opportunity requirements and alien ownership restrictions. In December 1996, the International Bureau of the FCC concluded that foreign ownership restrictions do not apply to subscription DBS service. This decision, however, is subject to a pending review by the FCC. Regulations proposed by the FCC (but not yet adopted) include access requirements for Federal political candidates, limitations on charges for advertising by political candidates and (subject to the outcome of a pending constitutional challenge) a requirement that high power DBS providers reserve four to seven percent of channel capacity for noncommercial programming of an educational and informational nature. In addition, other regulations may affect the distribution of programming by a satellite carrier. For example, the Satellite Home Viewer Act ("SHVA") prohibits the retransmission by a satellite carrier of a television broadcast signal of a network television station to households that receive an adequate quality over-the-air signal of a television broadcast station affiliated with such network and to households that receive (or within the past 90 days had received) through a cable system the signal of a television station affiliated with such network. PRIMESTAR Partners, EchoStar, and Netlink reportedly have agreed to develop with broadcasters pre-screening techniques for customers based on zip codes and maps in order to ensure complaince with SHVA. It has also been reported that the four major television networks and certain of their affiliates have commenced action against a competitor of the Company, PrimeTime 24, under the SHVA. No similar action has been taken, or to the knowledge of the Company, threatened against the Company.

          While Tempo and NDTC have generally been successful to date with respect to compliance with regulatory matters, there can be no assurance that they will succeed in obtaining all requisite regulatory approvals for their operations without the imposition of restrictions on, or other adverse consequences to, Tempo, NDTC or the Company.

          FCC Permits and Licenses. Tempo holds the FCC Permit, authorizing construction of two or more satellites to operate 11 transponders at the 119(degrees) W.L. orbital location and 11 transponders the 166(degrees) W.L. orbital location. As the holder of a DBS permit, Tempo is subject to FCC jurisdiction and review primarily for: (i) authorization of individual satellites (i.e., meeting minimum financial, legal, and technical standards) and earth stations, (ii) avoiding interference with other radio frequency transmitters, (iii) complying with rules the FCC has established specifically for holders of U.S. DBS authorizations, and (iv) complying with applicable provisions of the Communications Act. The FCC's DBS construction permits are also conditioned on satisfaction of ongoing construction and related obligations. The FCC's DBS rules applicable to Tempo require that a DBS permittee place its satellites in operation within six years following the initial grant of a construction permit. Tempo's FCC Permit was issued in May 1992, and the permit would expire in May 1998, absent completion of the system or an approved extension. Tempo DBS-1 was launched on March 8, 1997, and will be stationed in Tempo's DBS slot at 119(degrees) W.L. following the completion of in-orbit testing. At present, Tempo must continue to demonstrate that it is exercising due diligence in progressing toward the completion of its system at 166(degrees) W.L. Tempo believes it is currently meeting this requirement through the Satellite Construction Agreement with Loral.

          There can be no assurance that Tempo will be able to comply with the FCC's due diligence obligations for 166(degrees) W.L. or that the FCC will determine that Tempo has complied with such due diligence obligations. Tempo's permit and its compliance with construction due diligence requirements have been contested in FCC proceedings by current and potential DBS competitors. If Tempo is unable to meet the terms of its permit, it would be necessary to apply to the FCC for an extension of time to complete its DBS system at 166(degrees) W.L. Tempo cannot be certain that such an extension would be granted.

          In addition to the general conditions placed on DBS permits, Tempo's permit was originally subject to the condition that in areas served by TCI-affiliated cable systems, Tempo or any related entities shall not offer or provide its DBS service (i) to subscribers exclusively or primarily as an ancillary or supplementary cable service, and (ii) in a manner that would allow subscribers of TCI-affiliated cable systems to receive Tempo's DBS service under terms and conditions different from those offered or provided to consumers who are not subscribers to TCI-affiliated cable systems.

          In a rulemaking proceeding concluded in December 1995, the FCC removed the marketing conditions set forth above. The FCC noted, however, that it could in the future, reimpose such restrictions on Tempo or any other DBS operator. DirecTv has appealed the FCC's decision to the U.S. Court of Appeals for the District of Columbia Circuit, arguing, among other things, that the FCC's decision to remove the conditions on Tempo's permit was arbitrary and capricious. Tempo cannot predict whether the Court of Appeals will uphold the FCC's order or whether the FCC will reimpose such restrictions in the future.

          In an order, released February 24, 1997, the International Bureau of the FCC granted, subject to certain conditions, Tempo's request to launch and operate its satellite at 119(degrees) W.L. and to test its satellite at 109.8(degrees) W.L. for eight weeks. In addition, the International Bureau required Tempo to submit to the Commission information required to initiate advance publication and notification of Tempo's operations in accordance with the Radio Regulations of the International Telecommunications Union. In the February 1997 order, the International Bureau also granted Tempo authority to modify its satellite design, as requested in a July 1993 application, and denied oppositions which had been filed by numerous existing and potential DBS competitors. Opposing parties had until [MARCH 26, 1997] to seek review of this order, and the FCC has until April 7, 1997 to reconsider this decision on its own motion.

          Tempo will also be required to file an application for a license to operate its satellites in orbit. Tempo expects that the FCC will approve any such request, but cannot assure the ultimate outcome. FCC licenses must be renewed at the end of each ten-year license term. FCC licenses are generally renewed in the ordinary course, absent misconduct by the licensee.

          In a rulemaking proceeding concluded in December 1995, the FCC announced that it would auction twenty-eight channels at 110(degrees) W.L. and twenty-four channels at 148(degrees) W.L. In adopting an auction, the FCC abandoned its previous policy of reassigning DBS channels through a method of pro rata distribution to other DBS permittees, without charge. EchoStar and DirecTv appealed the FCC's decision to the U.S. Court of Appeals for the District of Columbia Circuit. The case was heard on October 1, 1996; however, no decision has been made and the outcome cannot be predicted. In January 1996, the FCC auctioned 28 channels at 110(degrees) W.L. to MCI for $682.5 million, and 24 channels at 148(degrees) W.L. to EchoStar for $52.3 million.

          In the December rulemaking, the FCC also adopted several new service rules for U.S.-licensed DBS operators. The FCC established a requirement that all new DBS permittees provide service to Alaska and Hawaii if such service is technically feasible. The FCC also required that all existing U.S.-licensed DBS permittees provide service to Alaska and Hawaii from at least one of their currently assigned orbital positions. Finally, the FCC revised its rules with respect to the use of DBS systems to provide non-DBS services, which revised rules are expected to make it easier for DBS permittees to use portions of their satellite capacity for non-DBS services such as data transfer. Tempo cannot predict how application of these rules will affect its operations, or the operations of its competitors.

          On November 21, 1996 the International Bureau of the FCC granted EchoStar a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2, the spacecraft now used to provide the PRIMESTAR/(R)/ service. Contrary to previous FCC policy, EchoStar was authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR/(R)/ signal by subscribers to such service.

      On December 23, 1996, GE Americom and PRIMESTAR Partners separately requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83 degrees W.L. These requests were opposed by EchoStar and others. These reconsideration requests currently are pending at the International Bureau. In addition, GE Americom and PRIMESTAR Partners have attempted to resolve potential coordination problems directly with EchoStar. It is uncertain whether any coordination between PRIMESTAR Partners and EchoStar will resolve such interference. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference.

          The Telecommunications Act of 1996. The Telecommunications Act of 1996 ("1996 Telecom Act") clarifies that the FCC has exclusive jurisdiction over direct-to-home satellite services, and that criminal penalties may be imposed for piracy of direct-to-home satellite services. The 1996 Telecom Act also preempted local (but not state) governments from imposing taxes or fees on direct-to-home services, including DBS, and directed the FCC to promulgate regulations prohibiting local (including state) governments from maintaining zoning or other regulations that impair a viewer's ability to receive video programming services through the use of DBS receive-only dishes in residential areas. The FCC has adopted rules it believes comply with the statutory requirements. Finally, the 1996 Telecom Act required that multichannel video programming distributors such as DBS operators scramble or block channels providing indecent or sexually explicit adult programming.

          Antitrust Decrees. PRIMESTAR Partners and the partners of the Partnership named in the actions described below are subject to the jurisdiction of the U.S. District Court for the Southern District of New York to ensure compliance with two antitrust consent decrees. In United States v. PRIMESTAR Partners, L.P., et al., 93 Civ. 3913 (SDNY 1993) (the "Federal Decree"), the Partnership and such partners agreed to refrain from (i) enforcing any provisions of the PRIMESTAR Partnership Agreement that affect the availability, price, terms or conditions of sale of programming to any provider of multichannel subscription television, or (ii) entering into certain other agreements restricting the availability of programming services. The Federal Decree expires in April 1999. In The States of New York, et al. v. PRIMESTAR Partners, L.P., et al., 93 Civ. 3068-3907 (SDNY 1994) (the "State Decree" and, together with the Federal Decree, the "Decrees"), the Partnership and such partners agreed, among other things, to provide access to certain related programming services on reasonable terms to other digital satellite service and MMDS providers, to make certain changes to PRIMESTAR Partners' management structure and the PRIMESTAR Partnership Agreement, and to limit the use of exclusive programming agreements. The State Decree expires in part in October 1997, with the remainder expiring on or before October 1, 1999. The Company was not named as a defendant in either of the above actions, but may be subject to certain provisions of one or both of the Decrees as a successor-in-interest to TCI K-1, Inc. and United Artists K-1 Investments, Inc., indirect subsidiaries of TCI that were original partners in PRIMESTAR Partners and named defendants in the actions. The Company believes that it is currently in compliance with the Decrees in all material respects and that the Decrees do not currently have a material adverse effect on the Company or its operations.

PRIMESTAR Partnership Agreement
--------------------------------

          Pursuant to the PRIMESTAR Partnership Agreement, the business and affairs of the Partnership are managed and controlled by the Partners Committee, composed of representatives of each of the partners and two independent members. The Company has two voting representatives on the Partners Committee, Time Warner has two voting representatives, and Cox, Comcast, Continental Cablevision Inc. ("Continental") Newhouse Broadcasting Corporation ("Newhouse") and G.E. each have one voting representative. Ordinary decisions of the Partners Committee require the consent of a majority of the members of the Partners Committee, which majority must include a majority of the representatives of the partners. Certain extraordinary decisions of the Partners Committee, including, without limitation, decisions regarding the dissolution, merger or sale of substantially all the assets of the Partnership; the admission of additional partners; calls for capital contributions; the approval of the annual budget; the appointment or dismissal of Partnership senior management; the determination of the Partnership's policies with respect to the distribution of its programming services; the selection of satellites (including successor satellite capacity, the decision whether the Partnership should provide services at BSS or higher frequencies and the decision to exercise the End-of-Life Option); the determination to take any action that would cause the amount of the letters of credit required to be issued in connection with the Partnership's obligations under the GE-2 Agreement to exceed $100,000,000; the decision to effect certain material changes to the GE-2 Agreement and certain related agreements with respect to the letters of credit issued in connection with the GE-2 Agreement; and the decision to provide any optional letters of credit, or pledge, grant a security interest in or otherwise create a lien on any material assets of the Partnership to secure the payment of reimbursement obligations of the Partnership with respect to letters of credit issued in connection with the GE-2 Agreement require, in addition to a majority vote, the affirmative vote of at least six of the nine partner representatives on the Partners Committee (assuming that no partner representative is required to abstain in such vote), or such other vote as shall be required by the PRIMESTAR Partnership Agreement if one or more partner representatives are required to abstain in such vote under the terms of the PRIMESTAR Partnership Agreement because of such partner's, or an affiliate's, interest in the outcome thereof.

          Pursuant to the PRIMESTAR Partnership Agreement, if the Company fails to pay its share of capital contributions or loans that the partners agree to require or that are contemplated by budgets or business plans approved by the partners, or that are otherwise necessary in order to satisfy partnership commitments, the Company's interest in the Partnership will be diluted and, if such interest is diluted to less than 5%, its right to vote or exercise certain other rights may be forfeited.

          The Company and other partners in the Partnership are currently discussing the possibility of a transaction that would consolidate the business of PRIMESTAR Partners and each of its Distributors into the Company. Any such transaction would be subject to numerous conditions, including the negotiation, execution and delivery of definitive documentation, consents from third parties and regulatory requirements. No agreement has yet been reached regarding any such transaction and there can be no assurance that any such transaction will be consummated.

Certain Agreements
-------------------

          The Company is subject to the provisions of certain agreements that may limit the ability of the Company to engage in, or invest in entities that engage in, certain businesses, other than through the Partnership.

          Tag-Along Agreement.   Tempo is a party to the Tag-Along Agreement,
originally entered into by and among Cox Enterprises, Inc., Comcast, Continental and Newhouse (subsidiaries of each of which are partners of the Partnership), Tempo, TCIC and TCI Development Corporation, a subsidiary of TCIC (the "Tag-Along Agreement"). The Tag-Along Agreement provides that if any party to the agreement, directly or indirectly through any person controlled by such party (an "Investing Party"), engages in, or makes an equity investment in any entity engaging or proposing to engage in, the business of providing television programming by uplink to BSS or higher frequency domestic satellite transponders, or otherwise becomes entitled to exercise a management role with respect to any such entity, at any time that such party or a person controlled by such party is a partner in the Partnership, or within one year after it ceases to be a partner, then, subject to certain exceptions, such party shall provide the other parties with a written offer to participate in such investment or other transaction on terms and conditions comparable to those available to the Investing Party, pro rata in accordance with their respective percentage interests in the Partnership at the time of such offer. The Tag-Along Agreement further provides that if a party transfers assets to a person that is not majority owned or controlled by such party but which person either is the "ultimate parent" of, or has the same "ultimate parent" as, such party, then such party must cause such affiliate to become a party to the Tag-Along Agreement. The term "ultimate parent" as used in the Tag-Along Agreement has the meaning ascribed to such term in the Hart-Scott-Rodino Antitrust Improvement Act of 1974, as amended ("HSR Act"). Generally under the HSR Act, the
"ultimate parent" of a person is an entity that directly or indirectly owns at least 50% of the voting securities of such person or has the contractual right to designate 50% or more of a board of directors of such person. The Tag-Along Agreement will terminate upon the termination or dissolution of the Partnership, or, if earlier, when the parties to the Tag-Along Agreement and their affiliates cease to be partners of the Partnership.

          Partnership Agreement Provisions Regarding Investments in Similar Businesses. The PRIMESTAR Partnership Agreement provides, among other things, that if any partner, or an affiliate of a partner, engages in, or makes an equity investment in any entity engaging or proposing to engage in, the business of providing television programming by uplink to FSS, BSS or higher frequency domestic satellite transponders, directly or indirectly to HSDs, or otherwise becomes entitled to exercise a management role with respect to any such entity, then such partner (the "Notifying Partner") shall be required to give notice of such investment or other transaction to the Partnership and the other partners, and the Partnership, by vote of the Partners Committee, with the Notifying Partner abstaining, shall have the right, but not the obligation, to elect one of the following courses of action: (i) to remove the Notifying Partner's representative from the Partners Committee, in which case the Notifying Partner will no longer be entitled to make capital contributions to the Partnership or to receive any financial or other information about the Partnership, other than audited year-end financial statements and tax-related information; or (ii) to purchase the Notifying Partner's entire interest in the Partnership for a purchase price equal to the fair market value thereof, payable in cash or, at the option of the Partnership, for a combination of cash and a three-year promissory note. Notwithstanding the foregoing, the Partnership will not have the right to exercise either of the foregoing alternatives if the Notifying Partner, or its affiliate, acquires an equity interest in an entity that engages in, or proposes to engage in, the business of uplinking television programming to BSS or higher frequency domestic satellite transponders, and the Partnership does not then uplink its programming to BSS or higher frequency transponders and does not, within 120 days thereafter, make a commitment to such transmission method comparable to the commitment of such other entity. The Partnership will also not have the right to exercise either of such remedies if the Notifying Partner, or its affiliate, offers each other partner who did not vote against the Partnership making a commitment to such transmission method, or its affiliate, an opportunity to participate with the Notifying Partner or its affiliate in its equity interest in such BSS business.

Other
-----

          Legislative, administrative and/or judicial action may change all or portions of the foregoing statements relating to competition and regulation.

          The Company has not expended material amounts during the last three fiscal years on research and development activities.

          There is no one customer or affiliated group of customers to whom sales are made in an amount which exceeds 10% of the Company's revenue.

          Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, results of operations or competitive position of the Company.

          The Company had approximately 1,800 employees as of December 31, 1996. None of the Company's employees are represented by a union and the Company
believes its employee relations are good.   Pursuant to a Transition Services
Agreement and a Fulfillment Agreement, TCI provides certain services to the Company. See "Certain Relationships and Related Transactions" in Part III of this Report.

          (d)  Financial Information about Foreign and Domestic Operations and
               ---------------------------------------------------------------
               Export Sales
               ------------

               Not applicable.

Item 2.  Properties.
------   ----------

          The Company owns no real property. The Company has entered into noncancellable operating leases for all of its facilities, all of which expire at various times through 2001. The Company believes that such facilities are in good condition and are suitable and adequate for its business operations for the foreseeable future.

          The following table sets forth certain information concerning the Company's principal properties as of December 31, 1996:

                                                  Approximate    Expiration
Description/Use                  Location       Square Footage   of Lease
---------------------------  ----------------   --------------  ----------

Corporate Headquarters       Englewood, Colorado    56,371        6/30/2001

National Call Center         Englewood, Colorado    50,009        6/30/2001 (1)

National Call Center         Englewood, Colorado    33,745        12/31/1997(1)

Northwest Regional Office    Lake Oswego, Oregon     3,236        3/31/1998

Northeast Regional Office    State College,          7,073        8/31/2000
                             Pennsylvania

Great Lakes Regional Office  St. Charles,            4,300        2/28/1998
                             Missouri

South Central Regional       Farmers Branch,         4,328        8/31/1998
 Office                      Texas

Southeast Regional Office    Atlanta, Georgia        5,308        1/31/2002

Stand-Alone Office           Hazelhurst,             2,300        7/1/2000   (2)
                             Georgia

(1) The Company has entered into an agreement in principle to contribute this facility to a newly-formed joint venture with TCI. See "Narrative Description of Business-Company Overview-PRIMESTAR By TSAT-Distribution."

(2) The lease for the Stand-Alone Office in Hazelhurst, Georgia was entered into by TCI Cablevision of Georgia for the use and benefit of the Company. The Company pays the rent on this facility.

     The Company leases additional properties as field offices to support its sales force.

Item 3.   Legal Proceedings.
------    -----------------

       The Company is not a party to any litigation, other than certain legal proceedings in the ordinary course of business that the Company believes will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          None.

                                   PART II.


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
------    ---------------------------------------------------------------------

          On December 5, 1996, shares of Series A Common Stock, and Series B Common Stock, commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbols "TSATA" and "TSATB", respectively. The following table sets forth the range of high and low sale prices of shares of Series A Common Stock and Series B Common Stock for the periods indicated as furnished by Nasdaq. The prices have been rounded up to the nearest eighth, and do not include retail markups, markdowns, or commissions.

                                         Series A            Series B
                                      ---------------     ---------------
                                       High     Low        High     Low
                                      ------  -------     ------  -------
    Fourth quarter 1996 (beginning
    December 5, 1996)                $12-5/8    9-7/8        11       10


          As of January 31, 1997, there were 6,246 and 391 holders of the Series A Common Stock and Series B Common Stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

          The Company has not paid cash dividends on its Series A Common Stock and Series B Common Stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of its earnings, financial condition and other relevant considerations.

Item 6.   Selected Financial Data.
------    -----------------------

          Selected financial data related to the Company's financial condition and results of operations for the five years ended December 31, 1996 are summarized as follows (such information should be read in conjunction with the accompanying financial statements of the Company):

                                                                        Years ended December 31,
                                                    -------------------------------------------------------------
                                                      1996         1995         1994         1993         1992
                                                    ---------    ---------    ---------    ---------    ---------
                                                                          amounts in thousands
Summary Statement of Operations Data:
-------------------------------------
Revenue                                            $ 417,461      208,903       30,279       11,679        4,614
Operating, selling,general and
  administrative expenses                           (410,390)    (214,117)     (25,106)      (7,069)      (2,268)
Depreciation (1)                                    (191,355)     (55,488)     (14,317)      (6,513)      (2,602)
                                                   ---------    ---------    ---------    ---------    ---------
     Operating loss                                 (184,284)     (60,702)      (9,144)      (1,903)        (256)

Share of losses of PRIMESTAR Partners                 (3,275)      (8,969)     (11,722)      (5,524)      (4,561)
Other, net                                             1,618          306          306           88           --
Income tax benefit                                    45,937       21,858        6,872        2,505        1,581
                                                   ---------    ---------    ---------    ---------    ---------
     Net loss                                      $(140,004)     (47,507)     (13,688)      (4,834)      (3,236)
                                                   =========    =========    =========    =========    =========
Pro forma net loss per common share (2)            $   (2.11)        (.72)
                                                   =========    =========

                                                                              December 31,
                                                    -------------------------------------------------------------
                                                      1996         1995         1994         1993         1992
                                                    ---------    ---------    ---------    ---------    ---------
                                                                          amounts in thousands
Summary Balance Sheet Data:
---------------------------
Property and equipment, net                        $1,107,654      889,220      397,798       95,323       15,791
Investment in, and related advances
  to, PRIMESTAR Partners                           $   32,240       17,963        9,793       19,625          485
Total assets                                       $1,180,273      933,443      410,105      116,495       18,583
Due to PRIMESTAR Partners                          $  457,685      382,900      278,772       71,164           --
Debt                                               $  247,230           --           --           --           --
Equity                                             $  372,358      483,584      120,526       43,349       17,537

___________________________

(1) Effective October 1, 1996, the Company (i) changed the method used to depreciate its subscriber installation costs, and (ii) reduced the estimated useful life of certain satellite reception equipment. The inception-to-date effect of the change in depreciation method aggregated 55,304,000, and was recorded during the fourth quarter of 1996. The effect of the reduction in estimated useful life was accounted for on a prospective basis. For additional information concerning the nature and quantified effects of such accounting changes, see note 3 to the accompanying financial statements of the Company.

(2) In connection with the December 4, 1996 consummation of the Distribution, the Company issued 66,407,608 shares of Company Common Stock. The pro forma net loss per common share amounts assume that the shares issued pursuant to the Distribution were issued and outstanding since January 1, 1995. Accordingly the calculation of the pro forma net loss per share assumes weighted average shares outstanding of 66,408,025 and 66,407,608 for the years ended December 31, 1996 and 1995, respectively.

Item 7.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

General
-------

          The following discussion and analysis provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with the accompanying financial statements of the Company.

Summary of Operations
----------------------

          The Company reported net losses of $140,004,000, $47,507,000 and $13,688,000 during the years ended December 31, 1996, 1995 and 1994, respectively. Improvements in the Company's results of operations are largely dependent upon its ability to increase its customer base while maintaining its pricing structure, reducing subscriber churn and effectively managing the Company's costs. No assurance can be given that any such improvements will occur. In addition, the Company incurs significant sales commission and installation costs when its customers initially subscribe to the service. Accordingly, management expects that operating costs will remain high as a percentage of revenue so long as the Company maintains its rapid growth in subscribers. The high cost of obtaining new subscribers also magnifies the negative effects of subscriber churn.

          During the years ended December 31, 1996, 1995 and 1994, (i) the Company's annualized subscriber churn rate (which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period) was 38.5%, 24.7% and 16.1%, respectively, and
(ii) the average subscriber life implied by such subscriber churn rate was 2.6 years, 4.1 years and 6.2 years, respectively.

          As set forth above, the Company has experienced an increase during 1996 in the rate of subscriber churn, as compared to prior periods. The Company believes that the higher 1996 churn rate is primarily attributable to identifiable circumstances that are not expected to have a continuing impact. In general, these circumstances stemmed from the Company's efforts to maximize its subscriber growth during the fourth quarter of 1995 and the first six months of 1996.

          One result of the Company's subscriber maximization efforts, which included, for example, marketing programs that allowed subscribers to initiate service by paying 33% of the normal installation fee with no credit approval, was that the Company added, during the fourth quarter of 1995 and the first six months of 1996, a significant number of customers whose service was terminated during the first six months of 1996 after their accounts became delinquent. As set forth below, such delinquent accounts contributed to a significant increase in the Company's bad debt expense during 1996. The Company has addressed this issue by implementing more stringent credit policies. In this regard, the Company began to institute more selective credit policies during the third quarter of 1996 and further tightened such policies during the fourth quarter of 1996. The Company believes that a significant percentage of the subscribers whose service was terminated during 1996 would not have been allowed to initiate service if the credit policies that are currently in effect had been in place during 1995.

          Although no assurance can be given, the Company expects future churn rates to improve from levels experienced in 1996. If the Company's churn rates were to continue at the 1996 levels or to increase, the Company believes that its financial condition and results of operations would be adversely affected.

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

          Since July 1994, when PRIMESTAR Partners completed its conversion from an analog to a digital signal, the Company has experienced significant growth in Authorized Units. In this regard, the number of Authorized Units was 805,000, 535,000, and 100,000 at December 31, 1996, 1995 and 1994, respectively. To the extent not otherwise described, increases in the Company's revenue and operating, selling, general and administrative expenses, as detailed below, are primarily related to such growth in Authorized Units. The Company is operating in an increasingly competitive environment. No assurance can be given that such increasing competition will not adversely affect the Company's ability to continue to achieve significant growth in Authorized Units and revenue.

          TCIC has historically provided the Company with certain customer fulfillment services for PRIMESTAR/(R)/ customers enrolled by the Company's direct sales force or the National Call Center. Charges for such services have been allocated to the Company by TCIC based on scheduled rates. TCIC continues to provide fulfillment services on an exclusive basis to the Company following the Distribution with respect to customers of the PRIMESTAR/(R)/ medium power service, pursuant to the Fulfillment Agreement. Such services, which include installation, maintenance, retrieval, inventory management and other customer fulfillment services, are to be performed in accordance with specified performance standards. The Fulfillment Agreement has an initial term of two years, and is terminable, on 180 days notice to TCIC, by the Company at any time during the first six months following the Distribution Date. The Company and TCIC are currently discussing certain proposed changes to the Fulfillment Agreement, but there can be no assurance that any such changes will be agreed to or that the Company will not exercise its right to terminate the Fulfillment Agreement if an acceptable amendment is not agreed to prior to the end of the Company's six-month termination window. There can be no assurance that the terms of the Fulfillment Agreement are not more or less favorable than those which could be obtained from unaffiliated third parties, or that comparable services could be obtained by the Company from third parties on any terms if the Fulfillment Agreement is terminated.

          Installation charges from TCIC include direct and indirect costs of performing installations. Through the Distribution Date, the Company capitalized a portion of such charges as subscriber installation costs based upon amounts charged by unaffiliated third parties to perform similar services. Subsequent to the Distribution Date, the Company has capitalized the full amount of installation fees paid to TCIC. Additionally, the scheduled rates for the services provided by TCIC under the Fulfillment Agreement, as currently executed, exceed the scheduled rates upon which charges, historically, were allocated to the Company for such services. In this regard, installation charges allocated to the Company by TCIC aggregated $62,461,000 during the year ended December 31, 1996. If the Fulfillment Agreement had been in effect on January 1, 1996, the estimated installation fees payable by the Company to TCIC would have been $86,186,000. The amounts payable in future periods by the Company to TCIC under the Fulfillment Agreement will be dependent upon the level of fulfillment services provided by TCIC to the Company.

          In connection with the Distribution, the Company and TCI also entered into the "Transition Services Agreement", and certain other agreements. In general, such agreements will result in increases in the expenses to be incurred by the Company following the Distribution, as compared to the amounts allocated to the Company by TCI prior to the Distribution.

          Certain financial information concerning the Company's operations is presented below (dollar amounts in thousands):

                                                                      Years ended December 31,
                                            ----------------------------------------------------------------------------
                                                     1996                       1995                       1994
                                            ----------------------     ----------------------     ----------------------
                                                        Percentage                 Percentage                 Percentage
                                                          of total                   of total                   of total
                                              Amount       revenue       Amount       revenue       Amount       revenue
                                            ----------     -------     ----------     -------     ----------     -------
Revenue:
  Programming and equipment rental          $  351,548         84%     $  133,688         64%     $   18,641         62%
  Installation                                  65,913         16          75,215         36          11,638         38
                                            ----------     -------     ----------     -------     ----------     -------
     Total revenue                             417,461        100         208,903        100          30,279        100
                                            ----------     -------     ----------     -------     ----------     -------

Operating costs and expenses:
  Programming, satellite, national
   marketing and distribution charges
   from PRIMESTAR Partners                    (188,724)       (45)        (78,250)       (37)        (11,632)       (38)

Other operating:
  Allocations from TCIC                        (20,365)        (5)        (15,916)        (8)         (4,367)       (14)
  Other                                         (8,181)        (2)         (1,884)        (1)             --         --
                                            ----------     -------     ----------     -------     ----------     -------
                                               (28,546)        (7)        (17,800)        (9)         (4,367)       (14)

Selling, general and administrative:
  Selling and regional marketing              (106,562)       (25)        (79,189)       (38)         (1,777)        (6)
  Bad debt                                     (19,235)        (5)        (10,549)        (5)         (1,529)        (5)
  Allocations from TCIC                        (18,120)        (4)         (7,817)        (4)         (1,080)        (4)
  Other general and administrative             (49,203)       (12)        (20,512)        (9)         (4,721)       (16)
                                            ----------     -------     ----------     -------     ----------     -------
                                              (193,120)       (46)       (118,067)       (56)         (9,107)       (31)
                                            ----------     -------     ----------     -------     ----------     -------
  Operating Cash Flow (deficit)(1)               7,071          2          (5,214)        (2)          5,173         17

Depreciation                                  (191,355)       (46)        (55,488)       (27)        (14,317)       (47)
                                            ----------     -------     ----------     -------     ----------     -------
  Operating loss                             $(184,284)       (44)%      $(60,702)       (29)%      $ (9,144)       (30)%
                                            ==========     =======     ==========     =======     ==========     =======

________________________

(1) Operating Cash Flow is a commonly used measure of value and borrowing capacity within the Company's industry, and is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such.

          Revenue increased $208,558,000 or 100% and $178,624,000 or 590% during
1996 and 1995, as compared to the corresponding prior year. Exclusive of installation revenue, the Company's average monthly revenue per Authorized Unit was $44, $41 and $28 during 1996, 1995 and 1994, respectively. The 7% increase from 1995 to 1996 in the average monthly revenue per Authorized Unit was primarily a result of the positive effects of (i) an increase in the average monthly revenue derived from premium and pay-per-view services, and (ii) a March 1995 increase in the monthly equipment rental fee. Such positive effects more than offset the effects of a 1996 promotional campaign that provided certain new customers with one month of free service. The 46% increase from 1994 to 1995 in the average monthly revenue per Authorized Unit is primarily attributable to (i) the full year effect of the higher basic service rates and the increased availability of premium and pay-per-view services that followed the July 1994 completion of the conversion from an analog to a digital signal, and (ii) a March 1995 increase in the monthly equipment rental fee. The average installation revenue from each Authorized Unit installed was $127, $161 and $175 during 1996, 1995 and 1994, respectively. The decrease from 1995 to 1996 is primarily attributable to certain promotional campaigns that were in effect during 1996. See related discussion above.

          PRIMESTAR Partners provides programming services to the Company and other authorized Distributors in exchange for a fee based upon the number of Authorized Units receiving programming services. PRIMESTAR Partners also arranges for satellite capacity and uplink services, and provides national marketing and administrative support services, in exchange for a separate authorization fee from each Distributor, including the Company, based on such Distributor's total number of Authorized Units. The aggregate charges for such services increased $110,474,000 or 141% and $66,618,000 or 573% during 1996 and
1995, respectively, as compared to the corresponding prior year. The average aggregate monthly amount per Authorized Unit charged by PRIMESTAR Partners was $23, $24 and $17 during 1996, 1995 and 1994, respectively. The increase in the amount charged per Authorized Unit from 1994 to 1995 reflects higher programming expenses that PRIMESTAR Partners began to incur following the July 1994 completion of the conversion from an analog to a digital signal. For additional information concerning the operations of PRIMESTAR Partners, see related discussion below.

          Other operating expenses, which are primarily comprised of amounts related to customer fulfillment activities, increased $10,746,000 or 60% and $13,433,000 or 308% during 1996 and 1995, respectively, as compared to the corresponding prior year. Most of such operating costs and expenses were allocated from TCIC to the Company based upon a standard charge for each of the various customer fulfillment activities performed by TCIC. As discussed above, TCIC and the Company have entered into a Fulfillment Agreement with respect to installation, maintenance, retrieval and other customer fulfillment services provided by TCIC following the Distribution.

          Selling, general and administrative expenses increased $75,053,000 or 64% and $108,960,000 or 1,196% during 1996 and 1995, respectively, as compared to the corresponding prior year. During 1996 and 1995, selling and marketing expenses represented 25% and 38%, respectively, of revenue and bad debt expense represented 5% and 5%, respectively, of revenue. Such relatively high percentages are attributable to the Company's efforts to increase its subscriber base. See related discussion above.

          Through December 31, 1996, general and administrative allocations from TCIC were generally based upon the estimated cost of the general and administrative services provided to the Company. Effective January 1, 1997, charges for administrative services provided by TCIC will be made pursuant to the Transition Services Agreement. The amounts charged to the Company pursuant to the Transition Services Agreement are expected to significantly exceed the amounts that were allocated by TCIC to the Company during 1996. If the Transition Services Agreement had been effective as of the Distribution Date the general and administrative charges from TCIC would have been approximately $23,200,000 for the year ended December 31, 1996.

          The $135,867,000 or 245% and $41,171,000 or 288% increases in depreciation during 1996 and 1995, respectively, as compared to the corresponding prior year, are the result of changes in the Company's depreciation policies (as described below) and increases in the Company's depreciable assets due primarily to capital expenditures with respect to the Company's satellite reception equipment. Effective October 1, 1996, the Company
(i) changed the method used to depreciate its subscriber installation costs, and
(ii) reduced the estimated useful life of certain satellite reception equipment. The inception-to-date effect on depreciation expense of the change in depreciation method aggregated $55,304,000, and was recorded during the fourth quarter of 1996. The effect of the reduction in estimated useful life was accounted for on a prospective basis. For additional information concerning the nature and quantified effects of such accounting changes, see note 3 to the accompanying financial statements of the Company.

          The Company's 20.86% share of PRIMESTAR Partners' net losses decreased $5,694,000 or 63% and $2,753,000 or 23% during 1996 and 1995, respectively, as compared to the corresponding prior year periods. Such decrease is primarily attributable to a significant increase in the revenue derived by PRIMESTAR Partners from the Company and other Distributors of the PRIMESTAR/(R)/ service. Historically, PRIMESTAR Partners' operating deficits have been funded by capital contributions from the Company and the other partners of PRIMESTAR Partners. To the extent that future subscriber growth does not generate increases in PRIMESTAR Partners' revenue sufficient to offset its operating costs and expenses, the Company anticipates that any such operating deficit would be funded by PRIMESTAR Partners' then existing external sources of liquidity (which may include capital contributions from the Company and PRIMESTAR Partners' other partners), or by increases in the above-described programming and authorization fees charged by PRIMESTAR Partners to the Company and other authorized Distributors.

          The Company recognized interest expense of $2,023,000 during 1996. Substantially all of such interest expense was incurred on the borrowings outstanding pursuant to the Company Note. As a result of the December 31, 1996 completion of the Bank Credit Facility and February 1997 issuance of the Notes, the Company expects that its interest expense in 1997 and future periods will significantly exceed the amount incurred during 1996. See "Liquidity and Capital Resources" below.

          The Company recognized interest income of $2,648,000, $306,000 and $306,000 during 1996, 1995 and 1994, respectively. The 1996 amount is primarily comprised of interest income from PRIMESTAR Partners.

          The Company's income tax benefit was $45,937,000, $21,858,000 and $6,872,000 during 1996, 1995 and 1994, respectively. The effective tax rates associated with such benefits were 25%, 32% and 33% respectively. In connection with the Distribution, the Company became a party to the Tax Sharing Agreement that exists among TCI, TCIC and certain other subsidiaries of TCI (the ''Tax Sharing Agreement''). For additional information, see note 11 to the accompanying financial statements of the Company. The Company's income tax benefits include intercompany allocations from TCI of current income tax benefits of $70,645,000, $36,530,000 and $9,611,000 for 1996, 1995 and 1994,
respectively. As a result of the Distribution, the Company is no longer a part of the TCI consolidated tax group, and accordingly, is only able to realize current income tax benefits to the extent that the Company generates taxable income. During the first several years following the Distribution, the Company believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis.

Liquidity and Capital Resources
-------------------------------

          In recent periods, the Company has relied upon non-interest bearing advances from TCI in order to fund the majority of the Company's working capital requirements and capital expenditures. During the years ended December 31, 1996, 1995 and 1994, such advances aggregated $250,189,000, $397,529,000 and
$90,952,000, respectively. On the Distribution Date, the Company issued the Company Note to TCIC and TCIC agreed to provide the Company with financing pursuant to a credit facility (the "TCIC Credit Facility") that provided for TCIC's commitment to make revolving loans to the Company (the "TCIC Revolving Loans") and the Company's obligations with respect to the TCIC Revolving Loans and the Company Note, including the Company's best efforts obligations to refinance the TCIC Credit Facility. On December 31, 1996, the Company entered into the Bank Credit Facility and used proceeds therefrom to repay the Company
Note in full. In connection with the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, borrowing availability pursuant to the TCIC Credit Facility was terminated. Accordingly, TCI is not expected to be a source of financing for the Company in future periods.

          On February 20, 1997, the Company issued the 10-7/8% Senior Subordinated Notes due 2007 having an aggregate principal amount at maturity of $200,000,000 and the 12-1/4% Senior Subordinated Discount Notes due 2007 having a principal amount at maturity of $275,000,000. The net proceeds from the issuance of the Notes (approximately $340,500,000 after deducting offering expenses) were initially held in escrow and were subsequently released to the Company on March 17, 1997. The Company initially used $244,404,000 of such net proceeds to repay amounts outstanding under the Bank Credit Facility and expects to use the remaining net proceeds to fund capital expenditures and operations and to provide for working capital and for other general corporate purposes.

          Cash interest on the Senior Subordinated Notes will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 1997. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter cash interest will accrue at a rate of 12-1/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2002, provided however, that at any time prior to February 15, 2002, the Company may make a Cash Interest Election (as defined) on any interest payment date to commence the accrual of cash interest from and after the Cash Election Date (as defined). The Notes will be redeemable at the option of the Company, in whole or in part, at any time after February 15, 2002 at specified redemption prices. In addition, prior to February 15, 2000, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Senior Subordinated Notes and up to 35% of the Senior Subordinated Discount Notes at specified redemption prices. The Notes were not originally registered under the Securities Act of 1933, as amended (the "Securities Act") and the Company will incur interest penalties if the Notes are not registered under the Securities Act by July 5, 1997 and under certain other circumstances relating to such registration.

          At December 31, 1996, the Company's aggregate borrowings under the Bank Credit Facility were $246,000,000. As a result of the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, the available commitments under the Bank Credit Facility were increased from $350,000,000 to $750,000,000, subject to the Company's compliance with operating and financial covenants and other customary conditions. Commencing March 31, 2001, aggregate commitments under the Bank Credit Facility will be reduced quarterly in accordance with a schedule, until final maturity at June 30, 2005. For additional information concerning the Bank Credit Facility, see note 9 to the accompanying financial statements of the Company.

          The Company also has relied upon advances from PRIMESTAR Partners to finance the cost of constructing the Company Satellites. Such advances, which aggregate $457,685,000 at December 31, 1996, are reflected as a liability in the balance sheets included in the accompanying financial statements of the Company. See related discussion below.

          During 1996, TCIC made intercompany advances to the Company to fund the majority of the construction and related costs associated with the Company Satellites. Prior to 1996, PRIMESTAR Partners had funded substantially all of the construction and related costs associated with the Company Satellites. In connection with the Distribution, a determination was made to provide that such 1996 advances from TCIC would be repaid by the Company to TCIC to the extent (and only to the extent) that Tempo received corresponding advances from PRIMESTAR Partners. As a result of negotiations between the Company and PRIMESTAR Partners to resolve a disagreement concerning the Company Satellites, PRIMESTAR Partners advanced $73,786,000 to Tempo in December 1996 to reimburse Tempo for all of the 1996 costs which previously had been funded by TCIC. Upon receipt, such advance was paid to TCIC by Tempo in repayment of such 1996 advances made by TCIC.

          During the years ended December 31, 1996, 1995 and 1994, the Company's operating activities provided cash of $115,201,000, $64,193,000 and $20,122,000, respectively. Most of the cash provided by the Company's operating activities during such periods is attributable to the intercompany allocation of current income tax benefits from TCI, and to changes in the Company's receivables, prepaids, accruals and payables and subscriber advance payments ("Operating Assets and Liabilities"). As described above, during the first several years following the Distribution, the Company believes that it will not be in a position to realize income tax benefits on a current basis. In addition, the timing and amount of changes in the balances of the Company's Operating Assets and Liabilities are subject to a variety of factors, certain of which are outside of the control of, or not easily predicted by, the Company. Exclusive of the effects of intercompany allocations of current income tax benefits, and changes in the Company's Operating Assets and Liabilities, the Company's operating activities provided (used) cash of $8,378,000, $(4,007,000) and $5,392,000 during the years ended December 31, 1996, 1995 and 1994, respectively. For the first several years following the Distribution, the Company believes that its operating activities will represent a reliable source of liquidity only to the extent that the Company is able to generate Operating Cash Flow.

          During the years ended December 31, 1996, 1995 and 1994, the Company used cash of $74,785,000, $104,128,000 and $207,608,000, respectively, to fund the cost of constructing the Company Satellites and $326,621,000, $442,782,000 and $109,184,000, respectively, to fund (i) the acquisition and installation of satellite reception equipment, and (ii) certain other capital expenditures. Based upon current business plans, the Company estimates that its aggregate capital expenditures will range from $630,000,000 to $670,000,000 for its medium power satellite business during the two-year period ended December 31, 1998. The Company expects that the majority of such estimated capital expenditures will be used to fund the acquisition and installation of satellite reception equipment. The actual amount of capital to be required will be primarily a function of (i) subscriber growth and churn rates, and (ii) the actual cost of purchasing and installing satellite reception equipment. Accordingly, no assurance can be given that the Company's actual capital expenditures during the two-year period ended December 31, 1998 will not exceed the estimated capital expenditures set forth above. As described above, the scheduled rates for the services to be provided by TCIC pursuant to the Fulfillment Agreement exceed the schedule rates upon which charges were allocated to the Company for such services through December 31, 1996.

          Pursuant to the Company's Cable Plus Strategy, the Company intends to operate Tempo DBS-1, either directly or through PRIMESTAR Partners, as a complementary service to basic cable and other channel constrained analog services, providing DBS services on a wholesale basis to those system operators wishing to avoid the high cost of digital plant upgrades. Additionally, subject to future advances in high compression digital statistical compression multiplexing technology, the Company may elect to operate Tempo DBS-1 as a stand-alone DBS offering. The aforementioned estimated capital expenditure amounts do not include any amounts that would be required if the Company were to pursue the Cable Plus Strategy or another strategy with respect to the high power segment of the digital satellite industry, to complete any significant acquisitions, or to enter into any other business activities. The Company presently is unable to reasonably estimate the amount of capital expenditures that would be required in connection with any such high power satellite strategy, acquisitions or other business activities that might be pursued by the Company.

          At December 31, 1996, the Company's future minimum commitments to purchase satellite reception equipment aggregated approximately $10,600,000.

          As part of the compensation paid to the Company's four master sales agents, the Company has agreed to pay certain residual sales commissions equal to a percentage of the programming collected from subscribers installed by such master sales agents during specified periods following the initiation of service (generally five years). During the years ended December 31, 1996 and 1995, residual payments to such master sales agents aggregated $11,848,000 and $2,178,000, respectively and were charged to expense in the period paid.

          In connection with the Distribution, the Company entered into the Indemnification Agreements with TCIC and TCI UA 1, Inc. ("TCI UA 1"). The Indemnification Agreement with TCIC provides for the Company to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued by the Bank of New York for the account of TCIC to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The drawable amount of such letter of credit is $25,000,000.

          Subsequent to December 31, 1996, an additional irrevocable transferable letter of credit was issued pursuant to the Bank Credit Facility for the account of TSAT to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The initial drawable amount of this letter of credit is $25,000,000, increasing to $50,000,000 if PRIMESTAR Partners exercises the End-Of-Life Option.

          The Indemnification Agreement with TCI UA 1 provides for the Company to reimburse TCI UA 1 for any amounts drawn under the TCI UA 1 Letter of Credit, which supports the PRIMESTAR Credit Facility. At December 31, 1996, the drawable amount of the TCI UA 1 Letter of Credit was $141,250,000.

          Subsequent to December 31, 1996, an additional irrevocable transferable letter of credit was issued pursuant to the Bank Credit Facility for the account of TSAT to support the PRIMESTAR Credit Facility. The drawable amount of this letter of credit is $5,000,000.

The Indemnification Agreements provide for the Company to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of the Company to TCIC and TCI UA1, respectively, under such Indemnification Agreements are subordinated in right of payment with respect to the obligations of the Company under the Bank Credit Facility.

          The amounts advanced by PRIMESTAR Partners to the Company to fund the cost of constructing the Company Satellites ($457,685,000 at December 31, 1996) have been financed by PRIMESTAR Partners' borrowings under the PRIMESTAR Credit Facility, which is in turn supported by letters of credit arranged for by affiliates of all but one of the partners of PRIMESTAR Partners. At December 31, 1996, PRIMESTAR Partners' indebtedness under the PRIMESTAR Credit Facility aggregated $521,000,000, including amounts borrowed to pay interest charges.
The PRIMESTAR Credit Facility matures on June 30, 1997 and the Company and PRIMESTAR Partners are currently evaluating long-term refinancing alternatives with respect to the Company Satellites. In the interim, it is anticipated that PRIMESTAR Partners will seek to extend the maturity date of the PRIMESTAR Credit Facility. No assurance can be given that the maturity date of the PRIMESTAR Credit Facility will be extended on terms that are acceptable to PRIMESTAR Partners or that the Company and PRIMESTAR Partners will be successful in obtaining long-term financing for the Company Satellites.

          Subsequent to December 31, 1996, TCI agreed to cause TCI UA 1 to renew the letters of credit arranged by them on the Company's behalf, through December 31, 1997. The Company believes (but cannot assure) that during such period the Company and/or PRIMESTAR Partners will be able to obtain permanent financing for the Company Satellites (to the extent not sold to a person other than PRIMESTAR Partners) on a basis that does not require the Company to post a letter of credit with respect thereto. If such permanent financing is not available, under certain maintenance covenants contained in the Bank Credit Facility, the Company would be unable to provide or arrange for such a letter of credit unless (i) the lenders under the Bank Credit Facility were to agree to amend or waive such covenants to permit the posting of such letter of credit by the Company, (ii) TCI were to agree to renew the TCI UA 1 Letter of Credit for an additional period, or (iii) the Company were to achieve a greater than anticipated increase in Operating Cash Flow. If the Company and/or PRIMESTAR Partners are unable to refinance the Company Satellites (to the extent not sold to a person other than PRIMESTAR Partners) without a letter of credit and is unable to post (or arrange for the posting of) such a letter of credit (a "Letter of Credit Event"), the Company could be adversely affected.

          Under the PRIMESTAR Partnership Agreement, the Company has agreed to fund its share of any capital contributions and/or loans to PRIMESTAR Partners that might be agreed upon from time to time by the partners of PRIMESTAR Partners. Additionally, those subsidiaries of the Company that are general partners of PRIMESTAR Partners are liable as a matter of partnership law for all debts of PRIMESTAR Partners in the event the liabilities of PRIMESTAR Partners were to exceed its assets. The Company has additional contingent liabilities related to PRIMESTAR Partners. See notes 6 and 13 to the accompanying financial statements of the Company.

          The International Bureau of the FCC has granted EchoStar a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2, the spacecraft now used to provide the PRIMESTAR(R) service. Contrary to previous FCC policy, EchoStar was authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal by subscribers to such services.

          Subsequently, GE Americom and PRIMESTAR Partners separately requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83 degrees W.L. These requests were opposed by EchoStar and others. These requests currently are pending at the International Bureau. In addition, GE Americom and PRIMESTAR Partners have attempted to resolve potential coordination problems directly with EchoStar. It is uncertain whether any coordination between PRIMESTAR Partners and EchoStar will resolve such interference. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference. Although the ultimate outcome of this matter cannot presently be predicted, the Company believes that any such outcome would not have a material adverse effect on the Company's financial condition and results of operations.

          At December 31, 1996, 9,027,439 shares of Series A Common Stock were reserved for issuance pursuant to certain option agreements and certain arrangements with TCIC. See note 10 to the accompanying financial statements of the Company

          Effective as of October 21, 1996, the Company acquired 4.99% of the issued and outstanding capital stock of ResNet for a purchase price of $5,396,000. Prior to the investment by the Company, ResNet was a wholly owned subsidiary of LodgeNet. ResNet was formed by LodgeNet in February 1996 to engage in the ResNet Business. ResNet agreed to purchase from the Company up to $40,000,000 in satellite reception equipment, to be used in connection with the ResNet Business exclusively over a five-year period (subject to a one-year extension at the option of ResNet if ResNet has not purchased the full $40,000,000 in equipment during the five-year initial term).

          The Company also agreed to make a subordinated convertible term loan to ResNet, in the principal amount of $34,604,000, the proceeds of which can be used only to purchase such equipment from the Company. The term of the loan is five years with an option by ResNet to extend the term for one additional year. The total principal and accrued and unpaid interest under the loan is convertible over a four-year period into shares of common stock of ResNet representing 32% of the issued and outstanding common stock of ResNet. The Company's only recourse with respect to repayment of the loan is conversion into ResNet stock or warrants as described below. Under current interpretations of the FCC rules and regulations related to restrictions on cross-ownership of cable and satellite master antenna television operations, the Company would be prohibited from holding 5% or more of the stock of ResNet and consequently could not exercise the conversion rights under the convertible loan agreement. The Company is required to convert the convertible loan at such time as conversion would not violate such currently applicable regulatory restrictions. For additional information concerning this transaction, see note 8 to the accompanying financial statements of the Company.

          The Company believes that the net proceeds from the sale of the Notes, borrowing availability pursuant to the Bank Credit Facility and any funds generated by the Company's operating activities will be sufficient through December 31, 1998, to fund the Company's working capital, debt service and currently projected capital expenditure requirements associated with its medium power satellite distribution business and the proposed Cable Plus Strategy, if implemented as described herein. However, to the extent that the Company (i) funds all or any significant portion of the cost of the Company Satellites, (ii) pursues a strategy with respect to the high power segment of the digital satellite industry other than, or in addition to, the Cable Plus Strategy, (iii) completes any significant acquisitions, (iv) enters into any other business activities, other than the Cable Plus Strategy and its existing medium power satellite distribution business, (v) suffers a Letter of Credit Event or is required to meet other significant future liquidity requirements in addition to those described above, the Company anticipates that it would be required to obtain additional debt or equity financing. No assurance can be given, however, that the Company would be able to obtain additional financing on terms acceptable to it, or at all.

          The Company is highly leveraged. The degree to which the Company is leveraged may adversely affect the Company's ability to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally, and could limit its ability to pursue business opportunities that may be in the interests of the Company and its stockholders. The Company's ability to repay or refinance its debt will require the Company to increase its Operating Cash Flow or to obtain additional debt or equity financing. There can be no assurance that the Company will be successful in increasing its Operating Cash Flow by a sufficient magnitude or in a timely manner or in raising sufficient additional debt or equity financing to enable it to repay or refinance its debt.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

          The consolidated financial statements of the Partnership are filed under this item beginning on page II-15. All financial statement schedules are omitted as they are not required or are not applicable.


Item 9.   Changes in and Disagreements with Accountants on Accounting and
------    ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
TCI Satellite Entertainment, Inc.:


          We have audited the accompanying balance sheets of TCI Satellite Entertainment, Inc., (as defined in note 1) as of December 31, 1996 and 1995 and the related combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TCI Satellite Entertainment, Inc., as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                          KPMG Peat Marwick LLP

Denver, Colorado
March 25, 1997

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                                 BALANCE SHEETS

                           December 31, 1996 and 1995
                                                        1996        1995
                                                     ----------  ----------
                                                      amounts in thousands
Assets
------

Cash and cash equivalents                            $    6,560       1,801

Accounts receivable                                      24,731      29,192
Less allowance for doubtful accounts                      4,666       4,819
                                                     ----------  ----------
                                                         20,065      24,373
                                                     ----------  ----------

Prepaid expenses                                            927          86

Investment in, and related advances to,
   PRIMESTAR Partners L.P., ("PRIMESTAR
   Partners") (note 6)                                   32,240      17,963

Property and equipment, at cost:
   Satellite reception equipment                        595,249     422,070
   Subscriber installation costs                        175,553     128,870
   Support equipment                                     28,332      12,395
   Cost of satellites under construction (note 7)       457,685     382,900
                                                     ----------  ----------
                                                      1,256,819     946,235
   Less accumulated depreciation                        149,165      57,015
                                                     ----------  ----------
                                                      1,107,654     889,220
                                                     ----------  ----------

Other assets (note 8)                                    12,827          --
                                                     ----------  ----------
                                                     $1,180,273     933,443
                                                     ==========  ==========


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                           BALANCE SHEETS, CONTINUED

                          December 31, 1996 and 1995

                                                        1996        1995
                                                     ----------  ----------
                                                      amounts in thousands
Liabilities and Equity
----------------------

Accounts payable                                     $   18,860      11,378
Accrued charges from PRIMESTAR Partners (note 6)         37,943      26,420
Accrued charges from TCI  Communications, Inc.
  ("TCIC) (note 12)                                       8,381          --
Other accrued expenses                                   15,567      11,483
Subscriber advance payments                              22,249      13,244
Due to PRIMESTAR Partners (note 7)                      457,685     382,900
Debt (note 9)                                           247,230          --
Deferred income taxes (note 11)                              --       4,434
                                                     ----------  ----------
                  Total liabilities                     807,915     449,859
                                                     ----------  ----------


Equity:

  Preferred stock, $.01 par value;
    authorized 5,000,000; none issued                        --          --
  Series A common stock, $1 par value;
    authorized 185,000,000;
    issued 57,946,044 in 1996                            57,946          --
  Series B common stock, $1 par value;
    authorized 10,000,000 shares;
    issued 8,466,564 in 1996                              8,467          --
  Additional paid-in capital                            521,724          --
  Accumulated deficit                                  (215,779)    (75,775)
  Due to TCIC (notes 2 and 12)                               --     559,359
                                                     ----------  ----------

                  Total equity                          372,358     483,584
                                                     ----------  ----------

Commitments and contingencies
  (notes 2, 6, 7, 8, 9, 10, 12 and 13)

                                                     $1,180,273     933,443
                                                     ==========  ==========


See accompanying notes to financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                       COMBINED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1996, 1995 and 1994



                                             1996         1995        1994
                                          -----------  ----------  ----------
                                                  amounts in thousands
Revenue:
   Programming and equipment rental        $ 351,548     133,688      18,641
   Installation                               65,913      75,215      11,638
                                           ---------     -------     -------
                                             417,461     208,903      30,279
                                           ---------     -------     -------
Operating costs and expenses:
   Programming and other charges
     from PRIMESTAR Partners (note 6)        188,724      78,250      11,632
   Other operating:
     TCIC (note 12)                           20,365      15,916       4,367
     Other                                     8,181       1,884          --
   Selling, general and administrative:
     TCIC (note 12)                           18,120       7,817       1,080
     Other                                   175,000     110,250       8,027
   Depreciation (note 3)                     191,355      55,488      14,317
                                           ---------     -------     -------
                                             601,745     269,605      39,423
                                           ---------     -------     -------

   Operating loss                           (184,284)    (60,702)     (9,144)
                                           ---------     -------     -------

Other income (expense):
   Interest expense:
     TCIC (note 9)                            (1,946)         --          --
     Other                                       (77)         --          --
   Interest income                             2,648         306         306
   Share of losses of PRIMESTAR
     Partners (note 6)                        (3,275)     (8,969)    (11,722)
   Other, net                                    993          --          --
                                           ---------     -------     -------
                                              (1,657)     (8,663)    (11,416)
                                           ---------     -------     -------

   Loss before income taxes                 (185,941)    (69,365)    (20,560)

Income tax benefit (note 11)                  45,937      21,858       6,872
                                           ---------     -------     -------

   Net loss                                $(140,004)    (47,507)    (13,688)
                                           =========     =======     =======

Pro forma net loss per common share
   (note 4)                                $   (2.11)       (.72)
                                           =========     =======



See accompanying notes to financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         COMBINED STATEMENTS OF EQUITY

                 Years ended December 31, 1996, 1995 and 1994

                                              Common Stock      Additional
                                          --------------------    paid-in    Accumulated                    Total
                                          Series A    Series B    capital      deficit      Due to TCI      equity
                                          --------    --------    -------    -----------    ----------      ------
                                                                 amounts in thousands
Balance at January 1, 1994                $     --          --         --        (14,580)       57,929      43,349
     Net loss                                   --          --         --        (13,688)           --     (13,688)
     Allocation of TCIC expenses                --          --         --             --         5,447       5,447
     Allocation of TCIC installation
      costs                                     --          --         --             --        15,369      15,369
     Intercompany income tax allocation         --          --         --             --        (9,611)     (9,611)
     Net cash transfers from TCIC               --          --         --             --        79,660      79,660
                                          --------    --------    -------    -----------    ----------      ------
Balance at December 31, 1994                    --          --         --        (28,268)      148,794     120,526
     Net loss                                   --          --         --        (47,507)           --     (47,507)
     Allocation of TCIC expenses                --          --         --             --        23,733      23,733
     Allocation of TCIC installation
       costs                                    --          --         --             --        57,058      57,058
     Intercompany income tax allocation         --          --         --             --       (36,530)    (36,530)
     Recognition of deferred tax assets
      in connection with Intercompany
      transfer of certain property and
      equipment                                 --          --         --             --        12,136      12,136
     Net cash transfers from TCIC               --          --         --             --       354,168     354,168
                                          --------    --------    -------    -----------    ----------      ------
Balance at December 31, 1995                    --          --         --        (75,775)      559,359     483,584
     Net loss                                   --          --         --       (140,004)           --    (140,004)
     Allocation of TCIC expenses                --          --         --             --        38,485      38,485
     Allocation of TCIC installation
      costs                                     --          --         --             --        53,169      53,169
     Intercompany income tax allocation         --          --         --             --       (70,645)    (70,645)
     Net cash transfers from TCIC               --          --         --             --       228,622     228,622
     Recognition of deferred tax assets
      upon transfer of PRIMESTAR Partners
      investment in connection with
      Distribution (note 11)                    --          --         --             --        29,142      29,142
     Adjustment to reflect consummation
      of Distribution (note 2)              57,941       8,467    521,724             --      (838,132)   (250,000)
     Issuance of Series A Common Stock
      upon conversion of convertible
      notes of a TCI subsidiary                  5          --         --             --            --           5
                                          --------    --------    -------    -----------    ----------     -------
 Balance at December 31, 1996              $57,946       8,467    521,724      $(215,779)           --     372,358
                                          ========    ========    =======    ===========    ==========     =======

See accompanying notes to financial statements.

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                       COMBINED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1995 and 1994

                                                1996           1995         1994
                                                ----           ----         ----
                                                  amounts in thousands
                                                      (see note 5)
Cash flows from operating activities:
     Net loss                                 $(140,004)     (47,507)     (13,688)
     Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation                            191,355       55,488       14,317
        Share of losses of PRIMESTAR
         Partners                                 3,275        8,969       11,722
        Deferred income tax expense              24,708       14,672        2,739
        Other non-cash charges (credits)           (311)         901          (87)
        Changes in operating assets and
         liabilities:
           Change in receivables                  4,364      (21,859)      (1,809)
           Change in prepaids                      (841)         (86)          --
           Change in accruals and payables       23,650       42,135        5,624
           Change in subscriber advance
             payments                             9,005       11,480        1,304
                                              ---------     --------     --------
                Net cash provided by
                 operating activities           115,201       64,193       20,122
                                              ---------     --------     --------

Cash flows from investing activities:
     Capital expended for construction
      of satellites                             (74,785)    (104,128)   (207,608)
     Capital expended for property
       and equipment                           (326,621)    (442,782)   (109,184)
     Additional investments, in and related
      advances to, PRIMESTAR Partners           (17,552)     (17,139)    (32,082)
     Investment in ResNet Communications,
      Inc.                                       (5,458)         --           --
     Repayment of advances to PRIMESTAR
      Partners                                                   --       30,192
                                              ---------     --------     --------
                Net cash used in investing
                 activities                    (424,416)    (564,049)    (318,682)
                                              ---------     --------     --------
Cash flows from financing activities:
     Increase in due to PRIMESTAR Partners       74,785      104,128      207,608
     Increase in due to TCIC                    250,189      397,529       90,952
     Borrowings of debt                         259,000           --           --
     Repayments of debt                        (263,000)          --           --
     Payment of deferred financing costs         (7,000)          --           --
                                              ---------     --------     --------
                Net cash provided by financing
                 activities                     313,974      501,657      298,560
                                              ---------     --------     --------
                Net increase in cash and
                 cash equivalents                 4,759        1,801          --
                Cash and cash equivalents:
                 Beginning of period              1,801          --           --
                                              ---------     --------     --------
                 End of period                $   6,560        1,801          --
                                              =========     =========    ========

                See accompanying notes to financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994



(1)  Basis of Presentation
     ---------------------

     The accompanying financial statements of TCI Satellite Entertainment, Inc. ("TSAT") include the historical financial information of (i) certain satellite television assets (collectively, "TCI SATCO") of TCIC, a subsidiary of Tele-Communications, Inc. ("TCI") for periods prior to the December 4, 1996 consummation of the distribution transaction (the "Distribution") described in note 2, and (ii) TSAT and its consolidated subsidiaries for the period following such date. Upon consummation of the Distribution, TSAT became the owner of the assets that comprise TCI SATCO, which assets include (i) a 100% ownership interest in the TCIC business that distributed the PRIMESTAR/(R)/ programming service to subscribers within specified areas of the continental United States, (ii) a 100% ownership interest in Tempo Satellite, Inc. ("Tempo"), and (iii) a 20.86% aggregate ownership interest in PRIMESTAR Partners.

     Tempo holds a permit (the "FCC Permit") issued by the Federal Communications Commission ("FCC") authorizing the construction, launch and operation of a direct broadcast satellite ("DBS") system. Tempo is also a party to a construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral"), pursuant to which Tempo arranged for the construction of two high power communications satellites (the "Company Satellites") and has an option to purchase up to three additional satellites. PRIMESTAR Partners, which was formed as a limited partnership in 1990 by subsidiaries of TCIC, several other cable operators, and General Electric Company, broadcasts satellite entertainment services that are delivered to the home through TSAT and certain other authorized distributors.

     In the following text, the "Company" may, as the context requires, refer to "TCI SATCO" (prior to the December 4, 1996 completion of the Distribution), TSAT and its consolidated subsidiaries (subsequent to the December 4, 1996 completion of the Distribution) or both. See note 2. Additionally, unless the context indicates otherwise, references to "TCI" and "TCIC" herein are to TCI and TCIC and their respective consolidated subsidiaries (other than the Company).

     All significant inter-entity and intercompany transactions have been eliminated.

     As further discussed in note 12, the accompanying combined statements of operations include allocations of certain costs and expenses of TCI. Although such allocations are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis, management believes the resulting allocated amounts are reasonable.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


(2)  Distribution Transaction
     ------------------------

     General

     On June 17, 1996, the Board of Directors of TCI (the "TCI Board") announced its intention to distribute all the capital stock of the Company to the holders of Tele-Communications, Inc. Series A TCI Group Common Stock (the "Series A TCI Group Common Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock (the "Series B TCI Group Common Stock" and, together with the Series A TCI Group Common Stock, the "TCI Group Common Stock"). On December 4, 1996, the Distribution was effected as a distribution by TCI to holders of record of its TCI Group Common Stock as of the close of business on November 12, 1996 (the "Record Date") of shares of the Series A Common Stock of the Company (the "Series A Common Stock") and Series B Common Stock of the Company (the "Series B Common Stock"). The Distribution did not involve the payment of any consideration by the holders of TCI Group Common Stock (such holders, the "TCI Group Stockholders"), and is intended to qualify as a tax-free spinoff.

     Stockholders of record of TCI Group Common Stock on the Record Date received one share of Series A Common Stock for each ten shares of Series A TCI Group Common Stock owned of record at the close of business on the Record Date and one share of Series B Common Stock for each ten shares of Series B TCI Group Common Stock owned of record as of the close of business on the Record Date. Fractional shares were not issued. Fractions of one-half or greater of a share were rounded up and fractions of less than one-half of a share were rounded down to the nearest whole number of shares of Series A Common Stock and Series B Common Stock. Immediately following the Distribution, 57,941,044 shares of Series A Common Stock and 8,466,564 shares of Series B Common Stock were issued and outstanding.

     Subsequent to the Distribution, the Company and TCI have operated independently, and neither has any stock ownership, beneficial or otherwise, in the other. For the purposes of governing certain of the ongoing relationships between the Company and TCI after the Distribution, and to provide mechanisms for an orderly transition, the Company and TCI have entered into various agreements, including the "Reorganization Agreement (see below)," the "Fulfillment Agreement (see note 12)," the "Indemnification Agreements (see note 13)," the "TCIC Credit Facility (see note 9)," the "Transition Services Agreement (see note 12)," and an amendment to TCI's existing "Tax Sharing Agreement (see note 11)."

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        NOTES TO FINANCIAL STATEMENTS

     Reorganization Agreement

     The Reorganization Agreement provided for, among other things, the transfer to the Company of the assets of TCI SATCO, and for the assumption by the Company of related liabilities. No consideration was payable by the Company for these transfers, except that two subsidiaries of the Company purchased TCIC's partnership interests in PRIMESTAR Partners for consideration payable by delivery of promissory notes issued by such subsidiaries, which notes were assumed by TCI on or before the Distribution Date, in the form of a capital contribution to the Company. The Reorganization Agreement also provides for certain cross-indemnities designed to make the Company financially responsible for all liabilities relating to the digital satellite business conducted by TCI prior to the Distribution, as well as for all liabilities incurred by the Company after the Distribution, and makes TCI financially responsible for all potential liabilities of the Company which are not related to the digital satellite business, including, for example, liabilities arising as a result of the Company having been a subsidiary of TCI.

     Pursuant to the Reorganization Agreement, on the Distribution Date, the Company issued to TCIC a promissory note (the "Company Note"), in the principal amount of $250,000,000, representing a portion of the Company's intercompany balance owed to TCIC on such date. On December 31, 1996, the Company entered into a bank credit agreement with respect to a senior secured reducing revolving credit facility (the "Bank Credit Facility") and used a portion of the borrowing availability thereunder to repay in full all principal and interest due to TCIC pursuant to the Company Note. See note 9 and related discussion below.

     Pursuant to the Reorganization Agreement, the remainder of the Company's intercompany balance owed to TCIC on the Distribution Date (other than certain advances made to the Company by TCIC in 1996 to fund certain construction and related costs associated with the Company Satellites, as described in note 7) was assumed by TCI in the form of a capital contribution to the Company. In addition, the Company (i) assumed TCI's obligations under options to be granted on the Distribution Date to certain key employees of TCI (who are not employees of the Company) representing, in aggregate, 2.5% of the shares of Company Common Stock issued and outstanding on the Distribution Date, after giving effect to the Distribution, and (ii) granted to TCI an option to purchase up to 4,765,000 shares of Series A Common Stock, at an exercise price of $1.00 per share, as required by TCI from time to time to meet its obligations under the conversion features of certain convertible securities of TCI as such conversion features were adjusted as a result of the Distribution. See note 10 for related discussion.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


(3)  Changes in Accounting
     ---------------------

     During the fourth quarter of 1996, the Company re-evaluated certain of its depreciation policies. After considering relevant accounting literature, current accounting practices in similar industries, and other factors, the Company concluded that the most appropriate depreciation policy for its subscriber installation costs was to depreciate subscriber installation costs on a straight line basis over the estimated average life of a subscriber, and charge to depreciation expense the unamortized balance of installation costs associated with customers who have terminated service with the Company. The Company believes the new policy is more appropriate than the prior method since, under the new policy, subscriber installation costs associated with subscribers whose service has been terminated are no longer carried on the Company's balance sheet after the date of termination. This change was adopted effective October 1, 1996 and was treated as a change in accounting policy that was inseparable from a change in estimate. Accordingly, the cumulative effect of such change for periods prior to October 1, 1996, together with the fourth quarter 1996 effect of such change, was included in the Company's depreciation expense for the fourth quarter of 1996. Consequently, this change in policy resulted in increases to the Company's depreciation expense, net loss and pro forma net loss per share for the year ended December 31, 1996 of $55,304,000 ($8,754,000 of which relates to periods prior to January 1, 1996) $41,478,000 ($6,566,000 of which relates to periods prior to January 1, 1996) and $.62 ($.10 of which relates to periods prior to January 1, 1996), respectively).

     In connection with the aforementioned discussion of the Company's accounting policies with respect to subscriber installation costs, the Company also determined that a reduction in the estimated useful life of certain satellite reception equipment was appropriate in light of certain changes in the Company's expectations with respect to technological and other factors. This change in estimate was given effect on a prospective basis as of October 1, 1996. This change in estimate resulted in increases to the Company's depreciation expense, net loss and pro forma net loss per share for the year ended December 31, 1996 of $7,796,000, $5,847,000 and $.09, respectively.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS



(4)  Summary of Significant Accounting Policies
     ------------------------------------------

     Cash and cash equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

     Investment in PRIMESTAR Partners

     The Company uses the equity method to account for its investment in PRIMESTAR Partners. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of PRIMESTAR Partners as they occur, rather than as dividends or other distributions are received, limited to the extent of the Company's investment in, and advances and commitments to, PRIMESTAR Partners. The Company's share of net earnings or losses of PRIMESTAR Partners includes the amortization of the difference between the Company's investment and its share of the net assets of PRIMESTAR Partners.

     Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 4 to 6 years (4 to 8 years through September 30, 1996) for satellite reception equipment and 3 to 10 years for support equipment. Subscriber installation costs are depreciated over the estimated average life of a subscriber (4 years). Any subscriber installation costs that have not been fully depreciated at the time service to a subscriber is terminated are charged to depreciation expense during the period in which such termination occurs. See note 3.

     Installation charges from TCIC include direct and indirect costs of performing installations. Through the Distribution Date, the Company capitalized a portion of such charges as subscriber installation costs based upon amounts charged by unaffiliated third parties to perform similar services. Subsequent to the Distribution Date, the company has capitalized the full amount of installation fees paid to TCIC.

     Repairs and maintenance are charged to operations, and betterments and additions are capitalized. At the time of ordinary retirements of satellite reception equipment, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto.

     The cost of the Company Satellites under construction is comprised of amounts paid by the Company pursuant to the Satellite Construction Agreement. See note 7.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS



     Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121") requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Company. In accordance with Statement No. 121, the Company periodically reviews the carrying amount of its long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Company considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Company deems Assets to be impaired if the Company is unable to recover the carrying value of its Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair values. TSAT generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     Revenue Recognition

     Monthly programming and equipment rental revenue is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. To date, direct selling costs have exceeded installation revenue.

     Marketing and Direct Selling Costs

     Marketing and direct selling costs are expensed as incurred.

     Residual Sales Commissions

     Residual sales commissions, which become payable upon the collection of programming revenue from certain subscribers, are expensed during the period in which such commissions become payable. See note 13.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


     Stock Based Compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the Financial Accounting Standards Board in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by Statement No. 123, the Company continued to account for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. For the year ended December 31, 1996, the Company estimates that stock compensation expense would not be materially different under Statement No. 123.

     Pro Forma Net Loss Per Common Share

     As described in note 2, TSAT issued 66,407,608 shares of Company
     Common Stock pursuant to the Distribution. The pro forma net loss per share amounts set forth in the accompanying combined statements of operations assume that the shares issued pursuant to the Distribution were issued and outstanding since January 1, 1995. Accordingly, the calculation of the pro forma net loss per share assumes weighted average shares outstanding of 66,408,025 and 66,407,608 for the years ended December 31, 1996 and 1995, respectively.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(5)  Supplemental Disclosures to Combined Statements of Cash Flows
     -------------------------------------------------------------

     Cash paid for interest was $1,946,000 during the year ended December
     31, 1996, and was not significant during the years ended December 31, 1995 and 1994. Cash paid for income taxes was not material during the years ended December 31, 1996, 1995 and 1994.

     With the exception of certain non-cash transactions described in notes
     11 and 12, transactions effected through the intercompany account with TCIC for periods prior to the Distribution have been considered to be constructive cash receipts and payments for purposes of the accompanying combined statements of cash flows.

     The non-cash effects of the Distribution are set forth in the accompanying combined statements of equity.

     Accrued capital expenditures of $7,713,000 at December 31, 1996 have been excluded from the accompanying combined statements of cash flows.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


(6)  Investment in PRIMESTAR Partners
     --------------------------------

     Summarized unaudited financial information for PRIMESTAR Partners is as follows (amounts in thousands):


                                                 December 31,
                                          -------------------------
                                             1996         1995
                                          ----------  -------------
  Financial Position
  ------------------
  Current assets                          $ 137,048         72,638
  Property and equipment, net                18,131          9,990
  Cost of satellites under construction     525,746        419,256
  Other assets, net                           7,348         14,078
                                          ---------       --------

          Total assets                    $ 688,273        515,962
                                          =========       ========

  PRIMESTAR Credit Facility expected
   to be refinanced                       $ 521,000        419,000

  Other current liabilities                  63,907         37,911
  Other liabilities                           4,227          7,210
  Partners' capital                          99,139         51,841
                                          ---------       --------

          Total liabilities and partners'
           capital                        $ 688,273        515,962
                                          =========       ========


                                                 Years ended December 31,
                                                      ------------
                                            1996            1995          1994
                                            ----            ----          ----
 Results of Operations
----------------------
 Revenue                                  $ 412,999        180,595       27,841
 Operating, selling, general and
   administrative expenses                 (426,561)      (216,100)     (78,175)
 Depreciation and amortization               (3,261)        (2,890)      (2,700)
                                          ---------       --------   ----------
          Operating loss                    (16,823)       (38,395)     (53,034)
 Other, net                                   1,121         (3,642)      (2,682)
                                          ---------       --------   ----------

          Net loss                        $ (15,702)       (42,037)     (55,716)
                                          =========       ========   ==========

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


     The bank credit facility of PRIMESTAR Partners (the "PRIMESTAR Credit Facility") was obtained by PRIMESTAR Partners to finance advances to Tempo for payments due in respect of the construction of the Company Satellites, and is supported by letters of credit arranged for by affiliates of all but one of the partners of PRIMESTAR Partners. The PRIMESTAR Credit Facility matures on June 30, 1997. PRIMESTAR is currently seeking to extend the maturity date of, or otherwise refinance the PRIMESTAR Credit Facility.
     See notes 7 and 13.

     Since March 10, 1997, PRIMESTAR Partners has broadcast from a medium power satellite ("GE-2") that was launched on January 30, 1997 by GE American Communications, Inc. ("GE Americom"). Pursuant to an Amended and Restated Memorandum of Agreement, effective as of October 18, 1996, between PRIMESTAR Partners and GE Americom, with respect to PRIMESTAR Partners' use of transponders on GE-2 (the "GE-2 Agreement"), it is anticipated that PRIMESTAR Partners will be required to make minimum lease payments for an initial term of six years from the date of commercial operation, extendible, at the option of PRIMESTAR Partners for the remainder of the operational life of GE-2 (the "End-Of-Life Option"). The End-Of-Life Option expires if not exercised by December 31, 1997.

     PRIMESTAR Partners provides programming services to the Company and other authorized distributors in exchange for a fee based upon the number of subscribers receiving programming services. In addition, PRIMESTAR Partners arranges for satellite capacity and uplink services, and provides national marketing and administrative support services in exchange for a separate authorization fee. In April 1994, PRIMESTAR Partners began to separately identify charges which relate to programming services from those which relate to other items. During the year ended December 31, 1996 and 1995, the charges from PRIMESTAR Partners included approximately $124,074,000 and $53,006,000, respectively, for programming services, and $64,650,000 and $25,244,000, respectively, for other items.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


     Under the PRIMESTAR Partners limited partnership agreement, the Company has agreed to fund its share of any capital contributions and/or loans to PRIMESTAR Partners that might be agreed upon from time to time by the partners of PRIMESTAR Partners. Additionally, as a general partner of PRIMESTAR Partners, the Company is liable as a matter of partnership law for all debts of PRIMESTAR Partners in the event the liabilities of PRIMESTAR Partners were to exceed its assets. PRIMESTAR Partners has contingent liabilities related to legal and other matters arising in the ordinary course of business. Management of PRIMESTAR Partners is unable at this time to assess the impact, if any, of such matters on PRIMESTAR Partners' results of operations, financial position, or cash flows.

(7)  Satellites under Construction
     -----------------------------

     Tempo DBS System

     The Company, through Tempo, holds the FCC Permit authorizing construction of a high power DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119(degrees) West Longitude ("W.L.") orbital position and 11 frequencies at the 166(degrees) W.L. orbital position. The 119(degrees) W.L. orbital position is generally visible to home satellite dishes throughout the entire continental U.S.; the 166(degrees) W.L. orbital position is visible only in the western half of the continental U.S. as well as Alaska and Hawaii.

     Tempo is also a party to the Satellite Construction Agreement with Loral, pursuant to which Tempo has arranged for the construction of the Company Satellites at a fixed contract price of $487,159,500, and has an option to purchase up to three additional satellites. The cost of constructing the Company Satellites is reflected in "Cost of satellites under construction" in the accompanying balance sheets.

     As constructed, each Company Satellite can operate in either "single transponder" mode (with 32 transponders broadcasting at 113 watts per channel) or in "paired transponder" mode (with 16 transponders broadcasting at 220 watts per channel). Either such configuration can be selected at any time, either before or after launch.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


     One of the Company Satellites ("Tempo DBS-1") was outfitted with an antenna designed for operation at the 119(degrees) W.L. orbital location, and was launched into geosynchronous orbit on March 8, 1997. The satellite is currently undergoing in-orbit testing pursuant to the Satellite Construction Agreement. Assuming the successful in-orbit testing of Tempo DBS-1, the Company intends to operate such satellite in "paired transponder" mode, broadcasting on 11 of the 16 available transponder pairs, in accordance with the FCC Permit. The remaining five transponder pairs would be available as in-orbit spares. Operating in paired transponder mode, at current levels of digital compression, Tempo DBS-1 would be able to deliver 70 to 85 channels of digital video and music programming, depending on the mix of programming content, to home satellite dishes of less than 14 inches in diameter. If advances in compression technology currently being tested become commercially available, Tempo DBS-1 would be able to deliver up to 150 channels of programming. The Company intends, directly or through PRIMESTAR Partners, to operate Tempo DBS-1 as a complementary service to basic cable and other channel-constrained analog services, providing DBS services to those system operators wishing to avoid the high cost of digital plant upgrades, or, subject to future advances in high compression digital statistical multiplexing technology, as a stand-alone DBS service.

     The Company has had discussions regarding the possible sale of the other Company Satellite ("Satellite No. 2"), but has not reached agreement regarding any such transaction. Any such transaction would be subject to the successful commercial operation of Tempo DBS-1 (for which Satellite No. 2 serves as ground spare), the prior approval of PRIMESTAR Partners, prior regulatory approvals, definitive documentation, and other conditions. Pursuant to an option agreement between Tempo and PRIMESTAR Partners (the "Tempo Option Agreement"), any proceeds received by the Company from the sale of Satellite No. 2 would be paid to PRIMESTAR Partners to satisfy certain advances by PRIMESTAR Partners to the Company to fund construction of the Company Satellites. There can be no assurance that the Company will be able to sell Satellite No. 2 on terms acceptable to the Company.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        NOTES TO FINANCIAL STATEMENTS


     Satellite Launches

     Pursuant to the Satellite Construction Agreement, Loral must conduct in-orbit testing. As noted above, Tempo DBS-1 was launched on March 8, 1997 and is currently in the process of in-orbit testing. Delivery of a satellite takes place upon Tempo's acceptance of such satellite after completion of in-orbit testing ("Delivery"). Subject to certain limits, Loral must reimburse Tempo for Tempo's actual and reasonable expenses directly incurred as a result of any delays in the Delivery of satellites. The in-orbit useful life of each satellite is designed to be a minimum of 12 years. If in-orbit testing confirms that the satellite conforms fully to specifications and the service life of the satellite will be at least 12 years, Tempo is required to accept the satellite. If in-orbit testing determines that the satellite does not fully conform to specifications but at least 50% of its transponders are functional and the service life of the satellite will be at least six years, Tempo is required to accept the satellite but is entitled to receive a proportionate decrease in the purchase price. If Loral fails to deliver a satellite, it has 29 months to deliver, at its own expense, a replacement satellite. Loral may make four attempts to launch the two Company Satellites; however, if the two Company Satellites are not delivered in such four attempts, Tempo may terminate the Satellite Construction Agreement. Tempo also may terminate the contract in the event of two successive satellite failures.

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

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


     Tempo Option

     In February 1990, Tempo entered into the Tempo Option Agreement with PRIMESTAR Partners granting PRIMESTAR Partners the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit. Under the Tempo Option Agreement, upon the exercise of the Tempo Option, PRIMESTAR Partners is obligated to pay Tempo $1,000,000 (the "Exercise Fee") and to lease or purchase the entire capacity of the DBS system with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Option and certain related matters, Tempo and PRIMESTAR Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by PRIMESTAR Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by PRIMESTAR Partners to Tempo. PRIMESTAR Partners financed such advances to Tempo through borrowings under the PRIMESTAR Credit Facility, which is supported by letters of credit arranged for by affiliates of all but one of the partners of PRIMESTAR Partners. The aggregate funding provided to Tempo by PRIMESTAR Partners ($457,685,000 at December 31, 1996) is reflected in "Due to PRIMESTAR Partners" in the accompanying balance sheets. At December 31, 1996, the amount borrowed by PRIMESTAR Partners under the PRIMESTAR Credit Facility was $521,000,000, including amounts borrowed to pay interest charges. See note 6.

     During 1996, TCIC made intercompany advances to the Company to fund the majority of the construction and related costs associated with the Company Satellites. Prior to 1996, PRIMESTAR Partners had funded substantially all of the construction and related costs associated with the Company Satellites. In connection with the Distribution, a determination was made that such 1996 advances from TCIC would be repaid by the Company to TCIC, to the extent (and only to the extent) that Tempo received corresponding advances from PRIMESTAR Partners. As a result of negotiations between the Company and PRIMESTAR Partners to resolve a disagreement concerning the Company Satellites, PRIMESTAR Partners advanced $73,786,000 to Tempo in December 1996 to reimburse Tempo for all of the 1996 costs which previously had been funded by TCIC. Upon receipt, such advance was paid to TCIC by Tempo in repayment of such 1996 advances by TCIC.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


     The Tempo Letter Agreements permit PRIMESTAR Partners to apply its advances to Tempo against any payments (other than the Exercise Fee) due under the Tempo Option (which the Company believes has been exercised) and would not require Tempo to repay such advances. In the event that it is determined that the Tempo Option has not been exercised in accordance with its terms, Tempo, in lieu of repaying such advances, could elect to assign all of its rights relating to the Company Satellites to PRIMESTAR Partners.

     On February 7, 1997, the Partners Committee of PRIMESTAR Partners adopted a resolution (i) affirming that PRIMESTAR Partners had unconditionally exercised the Tempo Option, (ii) approving the proposed launch of Tempo DBS-1 into the 119(degrees) W.L. orbital position and the use of Satellite No. 2 as a spare or back-up for Tempo DBS-1, pending other deployment or disposition as determined by PRIMESTAR Partners, and (iii) authorizing the payment by PRIMESTAR Partners to Tempo of the Exercise Fee and other amounts in connection with the Tempo Option and the Tempo Letter Agreements, including funding of substantially all construction and related costs relating to the Company Satellites not previously funded by the Partnership.

     The Company currently intends to pursue its high power strategy through PRIMESTAR Partners, consistent with such resolution. Although the Company and PRIMESTAR Partners have not entered into an agreement with respect to the lease or purchase of 100% of the capacity of Tempo DBS-1 pursuant to the Tempo Option, and there can be no assurances that potential disagreements will not arise as such agreements are negotiated, the Company does not currently believe that any such potential disagreement is reasonably likely to have a material adverse effect on the Company.

(8)  Other Assets
     ------------

     The components of other assets are as follows (amounts in thousands):

                                              December 31,
                                                  1996
                                              ------------

     Deferred financing costs (a)                $ 7,000
     Investment in, and advances to, ResNet
       Communications, Inc. ("ResNet") (b)         5,827
                                                 -------
                                                 $12,827
                                                 =======

     (a) Represents deferred financing costs incurred in connection with the Bank Credit Facility. Such costs are amortized over the term of the Bank Credit Facility. See note 9.
                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


      (b) Effective as of October 21, 1996, the Company acquired 4.99% of the issued and outstanding capital stock of ResNet for a purchase price of $5,396,000. ResNet was formed by LodgeNet Entertainment Corporation ("LodgeNet"), a Delaware corporation, in February 1996 to engage in the business of providing video services to subscribers in multiple dwelling units (the "ResNet Business"). ResNet agreed to purchase from the Company, at a price that approximates the Company's cost, up to $40 million in satellite reception equipment to be used in connection with the ResNet Business exclusively, over a five year period (subject to a one-year extension at the option of ResNet if ResNet has not purchased the full $40 million in equipment during the five-year initial term).

          The Company also agreed to make a subordinated convertible term loan to ResNet, in the principal amount of $34,604,000, the proceeds of which can be used only to purchase such equipment from the Company. The term of the loan is five years with an option by ResNet to extend the term for one additional year. The total principal and accrued and unpaid interest under the loan is convertible over a four-year period into shares of common stock of ResNet representing an additional 32% of the issued and outstanding common stock of ResNet. The Company's only recourse with respect to repayment of the loan is conversion into ResNet stock or warrants as described below. Under current interpretations of the FCC rules and regulations related to restrictions on the provision of cable and satellite master antenna television services in certain areas, the Company could be prohibited from holding 5% or more of the stock of ResNet and consequently could not exercise the conversion rights under the convertible loan agreement. The Company is required to convert the convertible loan at such time as conversion would not violate such currently applicable regulatory restrictions.

          In addition, ResNet granted the Company an option to acquire an additional 13.01% of the issued and outstanding common stock of ResNet at appraised fair market value at the time of exercise of the option. The option is exercisable between December 21, 1999 and the maturity of the convertible loan.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS

          The Company also entered into a long-term signal availability agreement with ResNet, pursuant to which the Company is committed to transport for a fee to certain defined private cable systems owned and operated by ResNet, the satellite signal used by PRIMESTAR Partners to transmit the PRIMESTAR/(R)/ programming service (the "PRIMESTAR Satellite Signal") or the signal of a substantially comparable service. The Company is acting solely to make the PRIMESTAR Satellite Signal available to ResNet and is not acting as a distributor of any PRIMESTAR/(R)/ programming services to ResNet. ResNet must obtain its own rights from the applicable programming networks to receive the programming services and to distribute them to ResNet's subscribers.

          The National Digital Television Center of TCI ("NDTC") has the right from PRIMESTAR Partners to use the PRIMESTAR Satellite Signal for delivery of programming for the benefit of third parties, including private cable systems (the "Simultaneous Use Rights"). NDTC has agreed with the Company that private cable systems designated by the Company, including the ResNet private cable systems, will receive the transport of the PRIMESTAR Satellite Signal by NDTC in exchange for the payment by the Company of a per subscriber per video program signal. The agreement between the Company and NDTC is coextensive with the agreement between NDTC and PRIMESTAR Partners, expiring on March 31, 2001, and there is no assurance that the Company will continue to have the ability to make the PRIMESTAR Satellite Signal available after that date.

          In its agreement with ResNet, the Company has committed to make the PRIMESTAR Satellite Signal or the signal of a substantially comparable service available for a term that extends substantially beyond March 31, 2001. If the Company loses its contractual ability to make the PRIMESTAR Satellite Signal available and is not able to make the signal of a substantially comparable service available, the Company is obligated to reimburse ResNet for its costs in obtaining a digital signal from another source, including the cost of replacement equipment if the new digital signal is not compatible with ResNet's equipment. While it is not possible at this time to quantify the amount that the Company would be obligated to pay to ResNet under the circumstances described above, the Company believes that the costs could be significant, particularly if it were to lose its ability to make a signal available towards the end of its agreement with ResNet.

          Counsel to PRIMESTAR Partners has advised the Company of the Partnership's position that there are certain preconditions to NDTC's Simultaneous Use Rights which have not yet been satisfied and that such rights are not assignable by NDTC to the Company. The Company believes that its transaction with ResNet and similar transactions are permitted under the agreements between NDTC and PRIMESTAR Partners. The Company does not believe that any potential dispute with the Partnership regarding this issue is likely to have a material adverse effect on the Company.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT,INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


(9)    Debt
       ----
       The components of debt are as follows (amounts in thousands):

                                          December 31,
                                              1996
                                          ------------

       Bank Credit Facility (a)             $246,000
       TCIC Credit Facility (b)                   --
       Other                                   1,230
                                            --------
                                            $247,230
                                            ========

       (a) Bank Credit Facility

           On December 31, 1996, the Company entered into the Bank Credit Facility. As a result of the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, the available commitments under the Bank Credit Facility were increased from $350,000,000 to $750,000,000, subject to the Company's compliance with operating and financial covenants and other customary conditions. Commencing March 31, 2001, aggregate commitments will be reduced quarterly in accordance with a schedule, until final maturity at June 30, 2005. The Company's initial borrowings under the Bank Credit Facility were used to repay in full the principal amount of and accrued interest on the Company Note and to fund financing costs associated with the arrangement of the facility.

           Borrowings under the Bank Credit Facility bear interest at variable rates (9.75% at December 31, 1996). In addition, the Company is required to pay a commitment fee equal to 0.250% on unavailable commitments and 0.375% on the average daily unused portion of the available commitments, payable quarterly in arrears and at maturity. Aggregate commitment fees during the year ended December 31, 1996 were not significant.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS

          Borrowings under the Bank Credit Facility are guaranteed by TSAT's restricted subsidiaries (currently all of the Company's subsidiaries except Tempo) (the "Restricted Subsidiaries"), and secured by collateral assignments or other security interests in (i) all capital stock of each of the Company's Restricted Subsidiaries and (ii) substantially all of the Company's assets (other than the Company Satellites). The Bank Credit Facility contains affirmative covenants regarding minimum subscribers, revenue per subscriber and debt service coverage, as well as negative covenants that restrict the Company and its Restricted Subsidiaries from, among other things, (i) incurring indebtedness, (ii) creating liens and other encumbrances, (iii) entering into merger or consolidation transactions, (iv) entering into transactions with affiliates, (v) making investments, (vi) making capital expenditures, (vii) paying dividends and other distributions,
          (viii) redeeming stock, (ix) redeeming or purchasing of subordinated debt (except under certain limited circumstances) (x) paying interest on or principal of subordinated debt during the continuation of (A) an event of default under the Bank Credit Facility or (B) a default under the Bank Credit Facility of which management of the Company has actual or constructive notice, (xi) entering into sale and leaseback transactions and (xii) engaging in non-designated activities. The Bank Credit Facility also contains customary events of default and provisions for mandatory prepayments and commitment reductions in the event of certain asset sales.

          Subsequent to December 31, 1996, two letters of credit with an aggregate drawable amount of $30,000,000 were issued for the account of TSAT pursuant to the Bank Credit Facility. See note 13.

     (b)  TCIC Credit Facility

          In connection with the Distribution, the Company and TCIC entered into the TCIC Credit Facility to provide for the terms of the Company Note and to provide for a revolving credit facility (the "TCIC Revolving Loans"). The TCIC Credit Facility required the Company to use its best efforts to obtain external debt or equity financing after the Distribution Date and provided for mandatory prepayment of the TCIC Revolving Loans and the Company Note from the proceeds thereof. As described in (a) above, the initial borrowings under the Bank Credit Facility were used to repay the Company Note in full. In connection with the February 1997 issuance of the Notes (see note 15) and the March 1997 determination that GE-2 was commercially operational, borrowing availability pursuant to the TCIC Credit Facility was terminated.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


     As of December 31, 1996, annual maturities of the Company's debt for each of the next five years were as follows (amounts in thousands):

                        1997     $321
                        1998      324
                        1999      578
                        2000       --
                        2001       --

     The Company believes that the fair value and the carrying value of the Company's debt were approximately equal at December 31, 1996.

     On February 20, 1997, the Company issued 10-7/8% Senior Subordinated
     Notes due 2007 having an aggregate principal amount of $200,000,000 the ("Senior Subordinated Notes") and 12-1/4% Senior Subordinated Discount Notes due 2007 having a principal amount at maturity of $275,000,000 (the "Senior Subordinated Discount Notes" at maturity, and together with the Senior Subordinated Notes, the "Notes"). The net proceeds from the issuance of the Notes (approximately $340,500,000 after deducting offering expenses) were initially held in escrow and were subsequently released to the Company on March 17, 1997. The Company initially used $244,404,000 of such net proceeds to repay amounts outstanding under the Bank Credit Facility and expects to use the remaining net proceeds to fund capital expenditures and operations and to provide for working capital and for other general corporate purposes.

     Cash interest on the Senior Subordinated Notes will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 1997. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter cash interest will accrue at a rate of 12-1/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2002, provided however, that at any time prior to February 15, 2002, the Company may make a Cash Interest Election (as defined) on any interest payment date to commence the accrual of cash interest from and after the Cash Election Date (as defined). The Notes will be redeemable at the option of the Company, in whole or in part, at any time after February 15, 2002 at specified redemption prices. In addition, prior to February 15, 2000, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Senior Subordinated Discount Notes at specified redemption prices. The Notes were not originally registered under the Securities Act of 1933, as amended (the "Securities Act") and the Company may incur interest penalties in the event that the Notes are not registered under the Securities Act by July 5, 1997, and under certain other circumstances relating to such registration.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


(10) Stockholders' Equity
     --------------------

     Common Stock

     The Series A Common Stock has one vote per share and the Series B
     Common Stock has ten votes per share. Each share of Series B Common Stock is convertible, at the option of the holder, into one share of Series A Common Stock.

     Preferred Stock

     TSAT is authorized to issue 5,000,000 shares of Preferred Stock. The Preferred Stock may be issued from time to time as determined by the Board of Directors, without stockholder approval. Such Preferred Stock may be issued in such series and with such designations, preferences, conversion or other rights, voting powers, qualifications, limitations, or restrictions as shall be stated or expressed in a resolution or resolutions providing for the issue of such series adopted by the Board of Directors. The Board of Directors has not authorized the issuance of any shares of Preferred Stock and has no current plans for the issuance of any shares of Preferred Stock.

     Employee Benefit Plans

     TSAT's Employee Stock Purchase Plan (the "TSAT ESPP"), which became effective on January 1, 1997, provides eligible employees with an opportunity to invest in TSAT and to create a retirement fund. Terms of the TSAT ESPP provide for eligible employees to contribute up to 10% of their compensation to a trust for investment in TSAT common stock. TSAT, by annual resolution of the TSAT Board of Directors, may elect to contribute up to 100% of the amount contributed by employees.

     Stock Options

     On the Distribution Date, the Company Board adopted, and TCI as the sole stockholder of the Company prior to the Distribution, approved, the TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for awards to be made in respect of a maximum of 3,200,000 shares of Series A Common Stock (subject to certain anti-dilution adjustments). Awards may be made as grants of stock options, stock appreciation rights ("SARs"), restricted shares, stock units, performance awards or any combination thereof (collectively, "Awards"). Awards may be made to employees and to consultants and advisors to the Company who are not employees. Shares of Series A Common Stock that are subject to Awards that expire, terminate or are annulled for any reason without having been exercised (or deemed exercised, by virtue of the exercise of a related SAR), or are forfeited prior to becoming vested, will return to the pool of such shares available for grant under the 1996 Plan.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


     In June 1996, the TCI Board authorized TCI to permit certain of its executive officers to acquire equity interests in certain of TCI's subsidiaries. In connection therewith, the TCI Board approved the acquisition by each of two executive officers of TCI who are not employees of the Company (the "TCI Officers"), of 1.0% of the net equity of the Company. The TCI Board also approved the acquisition by a former executive officer of TCIC who is also the chief executive officer and a director of the Company (the "Company Officer"), of 1.0% of the net equity of the Company and the acquisition by an executive officer of certain TCI subsidiaries who is also a director, but not an employee, of the Company (the "TCI Subsidiary Officer"), of 0.5% of the net equity of the Company. The TCI Board determined to structure such transactions as grants by the Company to such persons of options to purchase shares of Series A Common Stock representing 1.0% (in the case of each of the TCI Officers and the Company Officer) and 0.5% (in the case of the TCI Subsidiary Officer) of the shares of Series A Common Stock and Series B Common Stock issued and outstanding on the Distribution Date, determined immediately after giving effect to the Distribution, but before giving effect to any exercise of such options (the "Distribution Date Options"). The aggregate exercise price for each such option is equal to 1.0% (in the case of each of the TCI Officers and the Company Officer) and 0.5% (in the case of the TCI Subsidiary Officer) of TCI's Net Investment (as defined below) as of the first to occur of the Distribution Date and the date on which such option first becomes exercisable, but excluding any portion of TCI's Net Investment that as of such date is represented by a promissory note or other evidence of indebtedness from the Company to TCI. TCI's Net Investment is defined for this purpose as the cumulative amount invested by TCI and its predecessor in the Company and its predecessors prior to and including the applicable date of determination, less the aggregate amount of all dividends and distributions made by the Company and its predecessors to TCI and its predecessor prior to and including such date. Distribution Date Options to purchase 2,324,266 shares of Series A Common Stock at a per share price of $8.86 were granted on the Distribution Date, will vest in 20% cumulative increments in each of the first five anniversaries of February 1, 1996, and will be exercisable for up to ten years following February 1, 1996.

     The Company Officer received 664,076 of the Distribution Date Options and such options were granted pursuant to the 1996 Plan. As of the grant date, the Distribution Date Options received by the Company Officer had an estimated aggregate fair value of $5,806,000. Such estimated fair value is based on the Black-Scholes model and is stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 6.22% discount rate; (b) a 35% volatility factor, (c) the 10-year option term;
     (d) the closing price of Series A Common Stock on December 5, 1996; and (e) a per share exercise price of $8.86. The actual value that the Company Officer may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value realized by the Company Officer will not necessarily be the value determined by the model. Compensation expense with respect to the Distribution Date Options held by the Company Officer, aggregated $95,000 during the year ended December 31, 1996.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


     Pursuant to the Reorganization Agreement, and (in the case of the TCI Officers and the TCI Subsidiary Officer) in partial consideration for the capital contribution made by TCI to the Company in connection with the Distribution, the Company agreed, effective as of the Distribution Date, to bear all obligations under such options and to enter into stock option agreements with respect to such options with each of the TCI Officers, the Company Officer and the TCI Subsidiary Officer

     Subsequent to December 31, 1996, certain key employees of TSAT were granted, pursuant to the 1996 Plan, an aggregate of 820,000 options in tandem with stock appreciation rights to acquire shares of Series A Common Stock at a per share exercise price of $8.00, and an aggregate of 325,000 restricted shares of Series A Common Stock. Each such grant of options with tandem appreciation rights vests evenly over five years with such vesting period beginning January 1, 1997, first become exercisable on January 1, 1998 and expires on December 31, 2006. Each such grant of restricted shares vests as to 50% on January 1, 2001, and as to the remaining 50% on January 1, 2002.

     Other

     In connection with the Distribution, TCI and the Company also entered into a "Share Purchase Agreement" to sell to each other from time to time, at the then current market price, shares of Series A TCI Group Common Stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations after the Distribution Date under certain stock options and SARS held by their respective employees and non-employee directors.

     At December 31, 1996, there were 2,324,266, 1,938,173 and 4,765,000 shares of Series A Common Stock reserved for issuance pursuant to the Distribution Date Options, the Share Purchase Agreements and the Reorganization Agreement, respectively, (see note 2). In addition, as a result of the above-described convertibility feature of the Series B Common Stock, one share of Series A Common Stock is reserved for each share of outstanding Series B Common Stock.

(11) Income Taxes
     ------------

     Prior to the Distribution, the Company was included in the consolidated Federal and state income tax returns of TCI. Income tax benefit for the Company was based on those items in TCI's consolidated calculation applicable to the Company. Intercompany tax allocation represented an apportionment of tax expense or benefit (other than deferred taxes) among subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation was recorded as an increase or decrease in "Due to TCIC," as reflected in the accompanying balance sheets. Effective as of the Distribution Date, the Company became a separate tax paying entity, and accordingly, is no longer a part of the TCI consolidated tax group.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


     A tax sharing agreement (the "Tax Sharing Agreement") among TCI, TCIC and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCIC is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to TCIC to the extent that TCIC's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCIC's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising TCIC. The Company's intercompany income tax allocation has been calculated in accordance with the Tax Sharing Agreement. In connection with the Distribution, the Tax Sharing Agreement was amended to provide that the Company will be treated as if it had been a party to the Tax Sharing Agreement, effective July 1, 1995.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        NOTES TO FINANCIAL STATEMENTS

Income tax benefit (expense) for the years ended December 31, 1996, 1995 and 1994 consists of (amounts in thousands):


                                      Current   Deferred   Total
                                      -------   --------  -------
Year ended December 31, 1996:
          Intercompany allocation     $70,645        --    70,645
          Federal                          --   (17,699)  (17,699)
          State and local                  --    (7,009)   (7,009)
                                      -------   -------   -------
                                      $70,645   (24,708)   45,937
                                      =======   =======   =======

Year ended December 31, 1995:
          Intercompany allocation     $36,530        --    36,530
          Federal                          --   (11,040)  (11,040)
          State and local                  --    (3,632)   (3,632)
                                      -------   -------   -------
                                      $36,530   (14,672)   21,858
                                      =======   =======   =======

Year ended December 31, 1994:
          Intercompany allocation     $ 9,611        --     9,611
          Federal                          --    (2,254)   (2,254)
          State and local                  --      (485)     (485)
                                      -------   -------   -------
                                      $ 9,611    (2,739)    6,872
                                      =======   =======   =======


Income tax benefit (expense) differs from the amounts computed by applying the Federal income tax rate of 35% as a result of the following (amounts in thousands):

                                       Years ended December 31
                                      --------------------------
                                       1996      1995      1994
                                      -------   -------   ------
Computed "expected" tax benefit       $65,079    24,278    7,196
State and local income taxes, net
 of Federal income tax benefit         (2,672)   (2,361)    (315)
Change in valuation allowance         (16,371)       --       --
Other                                     (99)      (59)      (9)
                                      -------   -------   ------
                                      $45,937    21,858    6,872
                                      =======   =======   ======


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below (amounts in thousands):

                                               December 31,
                                          -----------------------
                                            1996         1995
                                          ---------  ------------
      Deferred tax assets:
          Net operating loss carry
           forwards                       $ 21,628          6,668
          Investment in PRIMESTAR
           Partners:
             Due to an increase in tax
              basis upon transfer from
              TCIC to the Company           29,142             --

             Due principally to losses
              recognized for financial
              statement purposes in
              excess of losses recognized
              for tax purposes                 957          1,049

          Future deductible amounts
           principally due to accruals
           deductible in later periods       1,631          1,906
                                          --------         ------

          Total deferred tax assets         53,358          9,623
           Less-valuation allowance        (16,371)            --
                                          --------         ------
          Net deferred tax assets           36,987          9,623

      Deferred tax liability-
          Property and equipment,
           principally due to
           differences in depreciation
           net of increase in
           tax basis resulting from
           intercompany transfer            36,987         14,057
                                           -------         ------
      Net deferred tax liability          $    --           4,434
                                          ========         ======

     On February 22, 1995, the assets (primarily property and equipment) and liabilities comprising the TCIC business that distributed the PRIMESTAR(R) programming service were transferred from certain subsidiaries of TCIC to the predecessor of TSAT. Such transfer, which resulted in an increased tax basis for such assets, was recorded at TCIC's carryover basis for financial reporting purposes. In connection with such transfers, the Company recorded an $12,136,000 non-cash increase to the intercompany amount owed to TCIC, and an $12,136,000 non-cash decrease to the Company's deferred tax liability.

     Immediately prior to the Distribution, the investment in PRIMESTAR Partners was transferred from TCIC to the Company. Such transfer, which resulted in an increased tax basis for the investment in PRIMESTAR Partners, was recorded at TCIC's carryover basis for financial reporting purposes. In connection with such transfer, the Company recorded a $29,142,000 non-cash increase to the intercompany account owed to TCIC and $29,142,000 non-cash decrease to the Company's deferred tax liability.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


     The Company has analyzed the sources and expected reversal periods of its deferred tax assets. The Company believes that the tax benefits attributable to deductible temporary differences will be realized to the extent of future reversals of existing taxable temporary differences.

     At December 31, 1996, the Company had net operating loss carry forwards for income tax purposes aggregating approximately $59,790,000 of which, if not utilized to reduce taxable income in future periods, $13,967,000 expire in 2009, $39,278,000 expire in 2010 and $6,545,000 expired in 2011.

(12) Transactions with Related Parties
     ---------------------------------

     Through the Distribution Date, the effects of all transactions between the Company and TCI were reflected as adjustments to a non-interest bearing intercompany account. As described in note 2, all but $250,000,000 of this intercompany account was forgiven in connection with the Distribution. Subsequent to the Distribution Date, the effects of all transactions (other than those related to the TCIC Credit Facility) will be reflected in a non-interest bearing account between the Company and TCIC to be settled periodically in cash.

     TCIC provides certain installation, maintenance, retrieval and other customer fulfillment services to the Company. The costs associated with such services have been allocated to the Company based upon a standard charge for each of the various customer fulfillment activities performed by TCIC. During the years ended December 31, 1996, 1995 and 1994, the Company's capitalized installation costs included amounts allocated from TCIC of $53,169,000, $57,058,000 and $15,369,000, respectively.
     Maintenance, retrieval and other operating expenses allocated from TCIC to the Company aggregated $20,365,000, $15,916,000 and $4,367,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


     Effective January 1, 1997, charges for customer fulfillment services provided by TCI will be made pursuant to the Fulfillment Agreement entered into by the Company and TCIC in connection with the Distribution. Pursuant to the Fulfillment Agreement, TCIC has continued to provide fulfillment services on an exclusive basis to the Company following the Distribution with respect to customers of the PRIMESTAR/(R)/ medium power service. Such services, which include installation, maintenance, retrieval, inventory management and other customer fulfillment services, are to be performed in accordance with specified performance standards. The Fulfillment Agreement has an initial term of two years and is terminable, on 180 days notice to TCIC, by the Company at any time during the first six months following the Distribution Date. The cost to the Company of the services provided by TCIC under the Fulfillment Agreement will exceed the standard charges allocated to the Company for such services through December 31, 1996. The Company and TCIC are currently discussing certain proposed changes to the Fulfillment Agreement, but there can be no assurance that any such changes will be agreed to or that the Company will not exercise its right to terminate the Fulfillment Agreement if an acceptable amendment is not agreed prior to the end of the Company's six-month termination window. There can be no assurance that the terms of the Fulfillment Agreement are not more or less favorable than those which could be obtained by the Company from third parties, or that comparable services could be obtained by the Company from third parties on any terms if the Fulfillment Agreement is terminated.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS

     TCIC also provides corporate administrative services to the Company.
     Such administrative expenses, which were allocated from TCIC to the Company based primarily on the estimated cost of providing the service, aggregated $18,120,000, $7,817,000 and $1,080,000 during the years ended December 31,
     1996, 1995 and 1994, respectively.

     Effective on the Distribution Date, charges for administrative services provided by TCIC are made pursuant to the Transition Services Agreement entered into by the Company and TCI in connection with the Distribution. Pursuant to the Transition Services Agreement between TCI and the Company, TCI is obligated to provide to the Company certain services and other benefits, including certain administrative and other services that were provided by TCI prior to the Distribution. Pursuant to the Transition Services Agreement, TCI has also agreed to provide the Company with certain most-favored-customer rights to programming services that TCI or a wholly-owned subsidiary of TCI may own in the future and access to any volume discounts that may be available to TCI for purchase of home satellite dishes, satellite receivers and other equipment. As compensation for the services rendered and for the benefits made available to the Company pursuant to the Transition Services Agreement, the Company is required to pay TCI a monthly fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers), up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. The Transition Services Agreement continues in effect until the close of business on December 31, 1999, and will be renewed automatically for successive one-year periods thereafter, unless earlier terminated by
     (i) either party at the end of the initial term or the then current renewal term, as applicable, on not less than 180 days' prior written notice to the other party, (ii) TCI upon written notice to the Company following certain changes in control of the Company, and (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events.

     Certain key employees of the Company hold stock options in tandem with SARs with respect to certain common stock of TCI. In connection with the Distribution, the Company assumed the stock compensation liability with respect to such TCI options and SARs. Estimates of the compensation related to the options and/or SARs granted to employees of the Company have been recorded in the accompanying financial statements, but are subject to future adjustment based upon the market value of the underlying TCI common stock and, ultimately, on the final determination of market value when the rights are exercised. Non-cash increases (decreases) to such estimated stock compensation liability, which are included in the above-described TCIC administrative expense allocations, aggregated $(541,000), $901,000 and ($87,000) during the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company has entered into indemnification agreements with TCIC. See note 13.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS


(13) Commitments and Contingencies
     -----------------------------

     At December 31, 1996, the Company's future minimum commitments to purchase satellite reception equipment aggregated approximately $10,600,000.

     In 1994, the Company began to engage master sales agents to recruit, train and maintain a network of sub-agents to sell services on behalf of the Company and to install, service and maintain equipment located at the premises of subscribers. As part of the compensation for such services, the Company pays certain residual sales commissions equal to a percentage of the programming revenue collected from a subscriber installed by a master sales agent during specified periods following the initiation of service (generally five years). Residual payments to Master Agents aggregated $11,848,000 and $2,178,000 during 1996 and 1995, respectively and were not significant in 1994.

     The Company leases business offices and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $2,095,000 and $1,257,000 in 1996 and 1995 and was not significant in 1994.
     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the rental expense incurred during 1995.

     On the Distribution Date, the Company entered into Indemnification Agreements (the "Indemnification Agreements") with TCIC and TCI UA 1, Inc., an indirect subsidiary of TCIC, ("TCI UA 1"). The Indemnification Agreement with TCIC provides for the Company to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCIC to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The drawable amount of such letter of credit is $25,000,000.

     Subsequent to December 31, 1996, an additional irrevocable transferable letter of credit was issued pursuant to the Bank Credit Facility for the account of TSAT to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The initial drawable amount of this letter of credit is $25,000,000, increasing to $50,000,000 if PRIMESTAR Partners exercises the End-Of-Life Option.

     The Indemnification Agreement with TCI UA 1 provides for the Company to reimburse TCI UA 1 for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCI UA 1 (the "TCI UA 1 Letter of Credit"), which supports the PRIMESTAR Credit Facility. The drawable amount of the TCI UA 1 Letter of Credit was $141,250,000 at December 31, 1996. See notes 6 and 7.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS

     Subsequent to December 31, 1996, an additional irrevocable transferable letter of credit was issued pursuant to the Bank Credit Facility for the account of TSAT to support the PRIMESTAR Credit Facility. The drawable amount of this letter of credit is $5,000,000. See notes 6, 7 and 9.

     The Indemnification Agreements provide for the Company to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of the Company to TCIC and TCI UA 1 under such Indemnification Agreements are subordinated in right of payment with respect to the obligations of the Company under the Bank Credit Facility. See note 9.

     Subsequent to December 31, 1996, TCI agreed to cause TCI UA 1 to renew the letters of credit arranged by them on the Company's behalf, through December 31, 1997. The Company believes (but cannot assure) that during such period the Company and/or PRIMESTAR Partners will be able to obtain permanent financing for the Company Satellites (to the extent not sold to a person other than PRIMESTAR Partners) on a basis that does not require the Company to post a letter of credit with respect thereto. If such permanent financing is not available, under certain maintenance covenants contained in the Bank Credit Facility, the Company would be unable to provide or arrange for such a letter of credit unless (i) the lenders under the Bank Credit Facility were to agree to amend or waive such covenants to permit the posting of such letter of credit by the Company, (ii) TCI were to agree to renew the TCI UA 1 Letter of Credit for an additional period, or (iii) the Company were to achieve a greater than anticipated increase in operating income before depreciation and amortization. If the Company and/or PRIMESTAR Partners are unable to refinance the Company Satellites (to the extent not sold to a person other than PRIMESTAR Partners) without a letter of credit and is unable to post (or arrange for the posting of) such a letter of credit, the Company could be adversely affected. See notes 6 and 7.

     The International Bureau (the "International Bureau") of the FCC has granted EchoStar Satellite Corporation ("EchoStar") a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2, the spacecraft now used to provide the PRIMESTAR/(R)/ service. Contrary to previous FCC policy, EchoStar was authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal by subscribers to such service.

     Subsequently, GE Americom and PRIMESTAR Partners separately requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83 degrees W.L. These requests were opposed by EchoStar and others. These requests currently are pending at the International Bureau. In addition, GE Americom and PRIMESTAR Partners have attempted to resolve potential coordination problems directly with EchoStar. It is uncertain whether any coordination between PRIMESTAR Partners and EchoStar will resolve such interference. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference. Although the ultimate outcome of this matter cannot presently be predicted, the Company believes that any such outcome would not have a material adverse effect on the Company's financial condition and results of operations.

     The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying combined financial statements.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         NOTES TO FINANCIAL STATEMENTS

(14) Quarterly Financial Information (Unaudited)
     -------------------------------------------


                                 1st       2nd       3rd       4th
                               Quarter   Quarter   Quarter   Quarter
                               -------   -------   -------   -------
                                           amounts in thousands,
     1996:                                except per share amounts
     -----
      Revenue                $  95,760    97,887   106,602   117,212

      Operating loss         $ (19,154)  (27,352)  (34,760) (103,018)

      Income tax benefit     $   5,867     9,003    10,936    20,131

      Net loss               $ (13,571)  (19,317)  (23,706)  (83,410)

      Pro forma net loss
      per common share       $    (.20)     (.29)     (.36)    (1.26)




     1995:
     -----

      Revenue                 $ 24,098    37,513    58,808   88,484

      Operating loss          $ (5,676)   (9,345)   (9,900) (35,781)

      Income tax benefit      $  2,563     4,267     3,603   11,425

      Net loss                $ (5,411)   (7,625)   (9,350) (25,121)

      Pro forma net loss
      per common share        $   (.08)     (.12)     (.14)    (.38)

     The increased net loss during the fourth quarter of 1996 is primarily attributable to changes in the Company's depreciation policies. See note 3.

     The increased net loss during the fourth quarter of 1995 is primarily attributable to the overall increase in expenses that resulted from the Company's efforts to increase its subscriber base.

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant.
--------  --------------------------------------------------

          The following lists the directors and executive officers of the Company, their birth dates, a description of their business experience and positions held with the Company as of March 1, 1997.

                 Name                                  Position
                 ----                                  --------

John C. Malone                          Has served as Chairman of the Board
Born March 7, 1941                      and a director of the Company since
                                        December 1996. Has served as Chief
                                        Executive Officer of TCI since
                                        January 1994, and as Chairman of the
                                        Board of TCI since November 1996. Dr.
                                        Malone served as President of TCI
                                        from January 1994 to March 1997, as
                                        Chief Executive Officer of TCIC from
                                        March 1992 to October 1994 and as
                                        President of TCIC from 1973 to
                                        October 1994. Dr. Malone has also
                                        served as Chairman of the Board and
                                        as a director of Tele-Communications
                                        International, Inc. since May 1995.
                                        Dr. Malone is also a director of TCI,
                                        TCIC, TCI Pacific Communications,
                                        Inc., BET Holdings, Inc., Home
                                        Shopping Network, Inc. and The Bank
                                        of New York.


Gary S. Howard                          Has served as President of the
Born February 22, 1951                  Company since February 1995, a
                                        director of the Company since
                                        November 1996 and Chief Executive
                                        Officer of the Company since December
                                        1996.  Mr Howard served as Senior
                                        Vice President of TCIC from October
                                        1994 to December 1996, and as Vice
                                        President of TCIC from December 1991
                                        through October 1994.


David P. Beddow                         Has served as a director of the
Born December 27, 1943                  Company since December 1996.  Mr.
                                        Beddow has served as Senior Vice
                                        President of TCITV and NDTC since
                                        February 1995. Mr. Beddow served as
                                        Vice President of TCI Technology,
                                        Inc. from June 1993 to February 1995
                                        and as Executive Vice President and
                                        Chief Operating Officer of PRIMESTAR
                                        Partners from March 1990 to June
                                        1993. Mr. Beddow has served as
                                        President of United Video Satellite
                                        Group, Inc. ("UVSG") since February
                                        1997, and as a director of UVSG since
                                        January 1996.


William E. Johnson                      Has served as a director of the
Born June 23, 1941                      Company since December 1996.  Mr.
                                        Johnson served as Chief Executive
                                        Officer of Scientific Atlanta, Inc.
                                        from January 1987 to December 1992,
                                        at which time he retired. Mr. Johnson
                                        has served as a director of
                                        Intelligent Electronic, Inc. since
                                        November 1994 and as a director of
                                        ATX, Inc. since January 1993. Mr.
                                        Johnson was a director of I.C.T. from
                                        1991 to 1993.



                                     III-1


                 Name                                  Position
                 ----                                  --------

John W. Goddard                         Has served as a director of the
Born May 4, 1941                        Company since December 1996.  Mr.
                                        Goddard served as President and Chief
                                        Executive Officer of the cable
                                        division of Viacom International,
                                        Inc. from 1980 through July 1996, at
                                        which time he retired. Mr. Goddard
                                        has served as a director of StarSight
                                        Telecast, Inc. since May 1994.


Kenneth G. Carroll                      Has served as Senior Vice President
Born April 21, 1955                     and Chief Financial Officer of the
                                        Company since February 1995. Since
                                        December 1994, Mr. Carroll has served
                                        as Vice President of TCI K-1, Inc.
                                        and as Vice President of United
                                        Artists K-1 Investments, Inc. From
                                        April 1994 through January 1995, Mr.
                                        Carroll served as Vice President of
                                        Business Operations and Chief
                                        Financial Officer of Netlink USA, a
                                        subsidiary of TCI and from July 1992
                                        to May 1994, Mr. Carroll served as
                                        Senior Director of Finance and
                                        Business Operations of Netlink. From
                                        1990 to July 1992, Mr. Carroll served
                                        as Vice President of Finance of
                                        Midwest CATV.


Lloyd S. Riddle III                     Has served as Senior Vice President
Born September 16, 1960                 and Chief Operating Officer of the
                                        Company since February 1995. Mr.
                                        Riddle served as State Manager of TCI
                                        of New York from February 1993 to
                                        February 1995, Area Manager of TCI of
                                        Iowa from January 1992 to February
                                        1993 and General Manager of TCI of
                                        St. Charles, MO from January 1990 to
                                        January 1992.


Christopher Sophinos                    Has served as Senior Vice President
Born January 26, 1952                   of the Company since February 1996.
                                        Mr. Sophinos has served as the
                                        President of Boats Unlimited since
                                        November 1993 and as a director of
                                        Sophinos & Sons, Inc. since November
                                        1993. Mr. Sophinos served as the
                                        President of Midwest CATV, a division
                                        of UNR Industries, Inc., from July
                                        1987 to November 1993.


William D. Myers                        Has served as Vice President and
Born March 23, 1958                     Treasurer of the Company since
                                        September 1996. Mr. Myers served as
                                        Vice President of TCI Cable
                                        Management Corporation from November
                                        1994 through August 1996. Mr. Myers
                                        served as Director of Finance of TCI
                                        from December 1991 to November 1994.


                                     III-2

          The directors of the Company will hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified. The executive officers named above will be elected to serve in such capacities until the next annual meeting of the Company Board, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

          The Company's charter provides for a classified Board of Directors of not less than three members, divided into three classes of approximately equal size, with each class to be elected for a three-year term at each annual meeting of stockholders. The exact number of directors, currently five, is fixed by resolution of the Company Board. The Class I director, whose term expires at the 1997 annual stockholders' meeting, is Mr. Beddow. The Class II directors, whose terms expire at the 1998 annual stockholders' meeting, are Messrs. Howard and Johnson. The Class III directors, whose terms expire at the 1999 annual stockholders' meeting, are Dr. Malone and Mr. Goddard.

          There are no family relations by blood, marriage or adoption, of first cousin or closer, among the above named individuals.

          During the past five years, none of the persons named above has had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

          Section 16(a) of the Security Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Security and Exchange Commission ("SEC"). Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          Based solely on review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations that no Forms 5 were required, the Company believes that, during the year ended December 31, 1996, its officers, directors and greater-than-ten-percent beneficial owners complied with all
Section 16(a) filing requirements.



                                     III-3

Item 11.  Executive Compensation.
--------  ----------------------

          (a)  Summary Compensation Table.  Certain directors, officers and
               --------------------------
employees of TCI and its subsidiaries (including the Company, prior to the Distribution) have been granted options to purchase shares of Series A TCI Group Common Stock ("TCI Options") and stock appreciation rights with respect to shares of Series A TCI Group Common Stock ("TCI SARs"). The TCI Options and TCI SARs have been granted pursuant to various stock plans of TCI (the "TCI Plans"). The TCI Plans give the committee of the Board of Directors of TCI (the "TCI Board") that administers the TCI Plans (the "TCI Plan Committee") the authority to make equitable adjustments to outstanding TCI Options and TCI SARs in the event of certain transactions, of which the Distribution was one.

          The TCI Plan Committee and the TCI Board determined that, immediately prior to the Distribution, each TCI Option would be divided into two separately exercisable options: (i) an option to purchase Series A Common Stock (an "Add-on Company Option"), exercisable for the number of shares of Series A Common Stock that would have been issued in the Distribution in respect of the shares of Series A TCI Group Common Stock subject to the applicable TCI Option, if such TCI Option had been exercised in full immediately prior to the Record Date, and containing substantially equivalent terms as the existing TCI Option, and (ii) an option to purchase Series A TCI Group Common Stock (an "Adjusted TCI Option"), exercisable for the same number of shares of Series A TCI Group Common Stock as the corresponding TCI Option had been. The aggregate exercise price of each TCI Option was allocated between the Add-on Company Option and the Adjusted TCI Option into which it was divided, and all other terms, including date of grant, of the Add-on Company Option and Adjusted TCI Option are in all material respects the same as the terms of such TCI Option, except that references therein to TCI generally refer to the Company with respect to Adjusted TCI Options and Add-on Company Options (and related stock appreciation rights ("SARs") held by Company Employees (as defined below). Similar adjustments were made to the outstanding TCI SARs, resulting in the holders thereof holding Adjusted TCI SARs and Add-on Company SARs instead of TCI SARs, and to outstanding restricted share awards, resulting in the holders thereof holding restricted shares of Series A Common Stock in addition to restricted shares of Series A TCI Group Common Stock, effective immediately prior to the Distribution. The foregoing adjustments were made pursuant to the anti-dilution provisions of the TCI Plans pursuant to which the respective TCI Options and TCI SARs were granted.

          As a result of the foregoing, certain persons who remained TCI employees or non-employee directors after the Distribution and certain persons who were TCI employees prior to the Distribution but became Company employees after the Distribution hold both Adjusted TCI Options and separate Add-on Company Options and/or hold both Adjusted TCI SARs and separate Add-on Company SARs. The obligations with respect to the Adjusted TCI Options, Add-on Company Options, Adjusted TCI SARs and Add-on Company SARs held by TCI employees and non-employee directors are obligations solely of TCI. The obligations with respect to the Adjusted TCI Options, Add-on Company Options, Adjusted TCI SARs and Add-on Company SARs held by persons who were Company employees at the time of the Distribution and following the Distribution are no longer TCI employees ("Company Employees") are obligations solely of the Company. Prior to the Distribution, TCI and the Company entered into an agreement to sell to each other from time to time at the then current market price shares of Series A TCI Group Common Stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations under such securities. See "Certain Relationships and Related Transactions."


                                     III-4

          TCI, in addition to the TCI Group Common Stock, has two other series of common stock outstanding--the Tele-Communications, Inc. Series A Liberty Media Group Common Stock, $1.00 par value per share ("Series A Liberty Media Group Common Stock"), and the Tele-Communications, Inc. Series B Liberty Media Group Common Stock, $1.00 par value per share ("Series B Liberty Media Group Common Stock"), which are intended to reflect the separate performance of TCI's programming and electronic retailing businesses (the "Liberty Media Group"). Prior to the Distribution, the Company was a member of the group of TCI businesses not attributed to the Liberty Media Group (the "TCI Group") and all of the assets and businesses transferred to the Company were included in the TCI Group. Accordingly, the Distribution was made to the TCI Group Stockholders and the holders of Liberty Media Group Common Stock did not participate in the Distribution.

          The following table is a summary of all forms of compensation paid by the Company (or by TCI or any other subsidiary of TCI) to the officers named therein for services rendered in all capacities to the Company (and, prior to the Distribution, TCI) for the fiscal years ended December 31, 1996 and 1995 (total of five persons).

                                                 Annual Compensation                  Long-Term Compensation
                                    -------------------------------------------    -----------------------------
                                                                                                    Securities
Name and Principal                                                 Other Annual     Restricted      Underlying      All Other
Position with the                                                  Compensation       Stock           Options/     Compensation
   Company                   Year    Salary ($)       Bonus ($)       ($)(1)          ($)(2)         SARs (3)        ($)(5)
---------------------------  ----  ------------     ------------      ------        ----------      ----------       -------
Gary S. Howard (President    1996      $275,000       $23,210 (6)        $4,230      $    --         664,076 (3)     $15,000
and Chief Executive Officer) 1995      $262,500       $23,210 (6)        $3,415      $309,375        165,000 (4)     $15,000
Lloyd S. Riddle III (Senior  1996      $140,000       $41,212            $3,263      $    --              --         $15,000
 Vice President & Chief      1995      $123,078       $34,478            $1,557      $    --          19,250 (4)     $13,439
 Operating Officer)
Kenneth G. Carroll (Senior   1996      $119,423       $33,150            $  --       $    --              --         $ 9,500
 Vice President and Chief    1995      $ 98,845       $27,199            $  861      $    --          19,250 (4)     $ 3,668
 Financial Officer)
William D. Myers (Vice       1996      $115,010       $ 5,000            $2,683      $    --              --         $ 8,639
 President and Treasurer)    1995      $108,130       $    --            $2,425      $    --          11,000 (4)     $ 8,839
Christopher Sophinos         1996      $ 96,865(7)    $10,750 (7)        $  --       $    --              --         $    --
 (Senior Vice President)


(1)  Consists of amounts reimbursed during the year for the payment of taxes.

(2) Pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "TCI 1994 Plan"), on December 13, 1995, Mr. Howard was granted 15,000 restricted shares of Series A TCI Group Common Stock, and in connection with the Distribution, received 1,500 restricted shares of Series A Common Stock. Such restricted shares vest as to 50% of such shares on December 13, 1999 and as to the remaining 50% on December 13, 2000. The value of such restricted shares at the end of 1996 was $210,750. TCI and the Company have not paid cash dividends on the Series A TCI Group Common Stock and Series A Common Stock, respectively, and do not anticipate declaring and paying cash dividends on the Series A TCI Group Common Stock and Series A Common Stock, respectively, at any time in the foreseeable future.

(3) For additional information regarding this award, see "-Option and SARs in Last Fiscal Year," below.


                                     III-5

(4) On December 13, 1995, pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan, certain key employees of TCI were granted an aggregate of 2,757,500 options in tandem with stock appreciation rights to acquire shares of Series A TCI Group Common Stock. Messrs. Howard, Riddle, Carroll and Myers were granted 150,000, 17,500, 17,500 and 10,000 options, respectively. In connection with the Distribution, Messrs. Howard, Riddle, Carroll and Myers received 15,000, 1,750, 1,750 and 1,000 Add-on Company Options, respectively. Each such grant of options with tandem stock appreciation rights vests evenly over five years with such vesting period beginning August 4, 1995, first became exercisable on August 4, 1996 and expires on August 4, 2005. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if the grantee's employment with the Company (a) shall terminate by reason of (i) termination by the Company without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if the grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined with reference to TCI), unless in the case of an Approved Transaction, the Compensation Committee of TCI under the circumstances specified determines otherwise.

(5) The accounts in the TCI Employee Stock Purchase Plan ("TCI ESPP") of all employees of the Company became vested in full as of the effective time of the Distribution. Directors who are not employees of TCI are ineligible to participate in the TCI ESPP. The TCI ESPP, a defined contribution plan, enables participating employees to acquire a proprietary interest in TCI and benefits upon retirement. Under the terms of the TCI ESPP, employees are eligible for participation after one year of service. The TCI ESPP's normal retirement age is 65 years. Participants may contribute up to 10% of their compensation and TCI (by annual resolution of the TCI Board) may contribute up to a matching 100% of the participants' contributions. The TCI ESPP includes a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce TCI's otherwise determined contributions. Although TCI has not expressed an intent to terminate the TCI ESPP, it may do so at any time. Effective January 1, 1997, the TSAT adopted an Employee Stock Purchase Plan, and, effective as of the Distribution Date, employees of the Company discontinued making contributions to the TCI ESPP.

(6) This amount reflects the amortization of obligations under an employment contract between Mr. Howard and a prior employer, which obligations were assumed by TCI in connection with the acquisition of such prior employer, and were assumed by the Company in connection with the Distribution.

(7) Mr. Sophinos commenced employment on February 27, 1996, and accordingly, the 1996 compensation information included in the table reflects ten months of employment.

                                     III-6

          (b) Option and SARs Grants in Last Fiscal Year.  On the Distribution
              -------------------------------------------
Date, the Company Board adopted, and TCI, as the sole stockholder of the Company prior to the Distribution, approved, the TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides for awards to be made in respect of a maximum of 3,200,000 shares of Series A Common Stock (subject to certain anti-dilution adjustments). Awards may be made as grants of stock options, SARs, restricted shares, stock units, performance awards or any combination thereof (collectively, "Awards"). Awards may be made to employees and to consultants and advisors to the Company who are not employees. Shares of Series A Common Stock that are subject to Awards that expire, terminate or are annulled for any reason without having been exercised (or deemed exercised, by virtue of the exercise of a related SAR), or are forfeited prior to becoming vested, will return to the pool of such shares available for grant under the 1996 Plan.

          The following table discloses information regarding stock options granted in tandem with stock appreciation rights during the year ended December 31, 1996 to each of the named executive officers of the Company in respect of shares of Series A Common Stock under the 1996 Plan.



                       No. of      % of Total
                     Securities     Options       Exercise     Market
                     Underlying    Granted to        or        Price                             Grant Date
                      Options     Employees in   Base Price   on Grant         Expiration         Present
Name                  Granted        1995          ($/Sh)    Date($/Sh)           Date            Value $
----                ------------  ------------   ----------   --------            ----            -------
Gary S. Howard        664,076       28.6% (1)      $8.86      $12.625 (2)  February 1, 2006    $5,806,083(3)


(1) On the Distribution Date, Mr. Howard was granted an option to purchase shares of Series A Common Stock representing 1.0% of the number of shares of Company Common Stock issued and outstanding on the Distribution Date, determined immediately after giving effect to the Distribution, but before giving effect to the exercise of such option or certain other options. For additional information concerning such grant, see "Certain Relationships and Related Transactions - Other Arrangements".

(2) Represents the closing market price per share of Series A Common Stock on December 5, 1996, the first day of trading following the date of grant.

(3) The value shown is based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following:
     (a) a 6.22% discount rate; (b) a 35% volatility factor; (c) the 10-year option term; (d) the closing price of Series A Common Stock on December 5, 1996; and (e) a per share exercise price of $8.86. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.


                                     III-7

          Effective February 3, 1997, certain key employees of TSAT were granted, pursuant to the 1996 Plan, an aggregate of 820,000 options in tandem with stock appreciation rights to acquire shares of Series A Common Stock at a per share exercise price of $8.00 per share and an aggregate of 325,000 restricted shares of Series A Common Stock (the "1997 Grant"). Mr. Howard was granted 125,000 restricted shares, and each of Messrs. Riddle, Carroll, Myers and Sophinos were granted 100,000 options in tandem with stock appreciation rights and 50,000 restricted shares. Each such grant of options with tandem stock appreciation rights vests evenly over five years with such vesting period beginning January 1, 1997, first becomes exercisable on January 1, 1998 and expires on December 31, 2006. Each such grant of restricted shares vests as to 50% on January 1, 2001 and as to the remaining 50% on January 1, 2002. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if the grantee's employment with the Company (a) shall terminate by reason of (i) termination by the Company without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if the grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined), unless in the case of an Approved Transaction, the Compensation Committee of the Company under the circumstances specified determines otherwise.


                                     III-8

          (c) Aggregated TCI Option/SAR Exercises and Fiscal Year-End TCI
              -----------------------------------------------------------
Option/SAR Values.  The following table provides, for the executives named in
-----------------
the Summary Compensation Table, information on the exercise during the year ended December 31, 1996, of Add-on Company Options, Adjusted TCI Options and options to purchase Series A Liberty Media Group Common Stock, the number of shares of Series A Common Stock, Series A TCI Group Common Stock and Series A Liberty Media Group Common Stock represented by unexercised options owned by them at December 31, 1996, and the value of those options as of the same date. The number of options granted to purchase shares of Series A Liberty Group Common Stock and the price to purchase such options has been adjusted to give effect to the distribution on January 14, 1997 by TCI of one share of Series A Liberty Media Group Common Stock for each two shares of Series A Liberty Media Group Common Stock held of record and one share of Series A Liberty Media Group Common Stock for each two shares of Series B Liberty Media Group Common Stock held of record.

                                                                       Number of
                                                                      Securities
                                                                      Underlying
                                                                      Unexercised           Value of
                                                                     Options/SARs       Unexercised In-
                                                                          at               the-Money
                                                                      December31,       Options/SARs at
                                       Shares                          1996 (#)        December 31, 1996
                                    Acquired on   Value Realized     Excercisable/      ($)Excercisable/
               Name                 Exercise (#)        ($)        Unexercisable(1)     Unexercisable(1)
----------------------------------  ------------  ---------------  -----------------  --------------------
Gary S. Howard
    Exercisable
        Series A                        --               --              12,750            $      --
        Series A TCI Group              --               --             127,500            $  179,219
        Series A Liberty Media          --               --              36,563            $  261,865
    Unexercisable
        Series A                        --               --             681,326            $  674,037
        Series A TCI Group              --               --             172,500            $   52,031
        Series A Liberty Media          --               --              19,687            $  115,685
Lloyd S. Riddle III
    Exercisable
        Series A                        --               --                 510            $      --
        Series A TCI Group              --               --               5,100            $      --
        Series A Liberty Media          --               --                 600            $    2,623
    Unexercisable
        Series A                        --               --               1,640            $      --
        Series A TCI Group              --               --              16,400            $      --
        Series A Liberty Media          --               --                 900            $    3,935
Kenneth G. Carroll
     Exercisable
        Series A                        --               --                 510            $      --
        Series A TCI Group              --               --               5,100            $      --
        Series A Liberty Media          --               --                 600            $    2,623
     Unexercisable
        Series A                        --               --               1,640            $      --
        Series A TCI Group              --               --              16,400            $      --
        Series A Liberty Media          --               --                 900            $    3,935
William D. Myers
     Exercisable
        Series A                        --               --                 560            $      --
        Series A TCI Group              --               --               5,600            $      --
        Series A Liberty Media          --               --               1,350            $    5,902
     Unexercisable
        Series A                        --               --               1,340            $       --
        Series A TCI Group              --               --              13,400            $       --
        Series A Liberty Media          --               --               2,025            $     8,853
----------------------

(1) Share numbers and values do not include any amounts with respect to the 1997 Grant. See "- Option and SARs Grants in Last Fiscal Year" above.


                                     III-9

          (d) Compensation of Directors.  Members of the Company Board who are
              --------------------------
also full-time employees of the Company or TCI, or any of their respective subsidiaries, do not receive any additional compensation for their services as directors. Directors who are not full-time employees of the Company or TCI, or any of their respective subsidiaries, receive a retainer of $30,000 per year. All members of the Company Board are also reimbursed for expenses incurred to attend any meetings of the Company Board or any committee thereof.

          (e) Employment Contracts and Termination of Employment and Change of
              ----------------------------------------------------------------
Control Arrangements.
---------------------

          None.

          (f) Additional Information with respect to Compensation Committee
              -------------------------------------------------------------
Interlocks and Insider Participation in Compensation Decisions.
---------------------------------------------------------------

          None.



                                     III-10

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners.  The following
              ------------------------------------------------
table lists stockholders believed by the Company to be the beneficial owners of more than five percent of the outstanding Company Common Stock as of December 31, 1996. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. The number of shares in the table of Dr. Malone includes interests in shares held by the trustee of the TCI ESPP. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them except as otherwise stated in the notes to the table, and except for the shares held by the trustee of the TCI ESPP for the benefit of Dr. Malone, which shares are voted at the discretion of the trustee.

                                                        Number of
                                                         Shares
            Name and Address               Title      Beneficially       Percent      Voting
          of Beneficial Owner             of Class        Owned        of Class (1)  Power (1)
----------------------------------------  --------  -----------------  ------------  ---------

Donne F. Fisher (individually and as      Series A     411,069 (2)(3)         *         22.0%
 Co-Personal Representative of the        Series B   3,103,493 (2)         36.7%
 Estate of Bob Magness)
       5619 DTC Parkway
       Englewood, Colorado

Daniel L. Ritchie (as Co-Personal         Series A     352,432 (2)            *         21.8%
 Representative of the Estate of Bob      Series B   3,078,586 (2)         36.4%
 Magness)
       5619 DTC Parkway
       Englewood, Colorado

John C. Malone, Chairman of the Board     Series A     217,271 (4)(5)         *         17.9%
       5619 DTC Parkway                   Series B   2,533,208 (6)         29.9%
       Englewood, CO

Kearns-Tribune Corporation                Series A     879,251 (7)          1.5%         7.0%
       400 Tribune Building               Series B     911,250 (7)         10.8%
       Salt Lake City, Utah

The Associated Group, Inc                 Series A   1,247,997 (7)          2.2%         5.8%
       200 Gateway Towers                 Series B     707,185 (8)          8.4%
       Pittsburgh, Pennsylvania

Kim Magness (individually and             Series A     231,533 (9)            *          5.0%
as Personal Representative of the         Series B     686,421 (9)          8.1%
 Estate of Betsy Magness)
       4000 E. Belleview
       Greenwood Village, Colorado

J. P. Morgan & Co., Incorporated          Series A   6,804,348 (10)        11.7%         4.8%
       60 Wall Street                     Series B          --               --
       New York, New York

Wellington Management Company, LLP        Series A   3,075,820 (11)         5.3%         2.2%
       75 State Street                    Series B          --               --
       Boston, Massachusetts

                                     III-11


                                              Number of
                                                Shares
        Name and Address           Title     Beneficially        Percent      Voting
      of Beneficial Owner         of Class      Owned          of Class (1)  Power (1)
--------------------------------  --------  --------------    ------------  ---------

The Capital Group                 Series A   2,996,060 (12)       5.2%       2.1%
Companies, Inc.                   Series B          --            --
       333 South Hope Street
       Los Angeles, California

------------------------

*    Less than one percent.

(1) Based on 57,946,044 shares of Series A Common Stock and 8,466,564 shares of Series B Common Stock outstanding as of December 31, 1996.

(2) Includes 352,432 shares of Series A Common Stock and 3,078,586 shares of Series B Common Stock held by the Estate of Bob Magness. Messrs. Fisher and Ritchie are each deemed to have beneficial ownership over such shares as Co-Personal Representatives of the Estate of Bob Magness. Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 100,000 shares of Series A Common Stock; and (ii) stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 100,000 shares of Series A Common Stock. All options became fully vested upon the death of Bob Magness and, pursuant to the applicable TCI Plans, must be exercised within one year.

(3) Assumes the exercise in full of all Add-On Company Options and Add-on Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 20,000 shares of Series A Common Stock, of which options to acquire 8,000 shares are currently exercisable; and (ii) stock options granted in January of 1996 to acquire 5,000 shares of Series A Common Stock, of which options to acquire 1,000 shares are currently exercisable. Also includes 20,000 shares of Series A Common Stock held by Mr. Fisher's children, of which Mr. Fisher disclaims any beneficial ownership.

(4) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 100,000 shares of Series A Common Stock, of which options to acquire 80,000 shares are currently exercisable; and (ii) stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 100,000 shares of Series A Common Stock, of which options to purchase 20,000 shares are currently exercisable.

(5) On February 27 and 28, 1997, Dr. Malone purchased in open market transactions 1,450,000 shares of Series A Common Stock for an aggregate purchase price of $11,587,500. If such purchases had been included in the foregoing table, Dr. Malone's percentage ownership of the outstanding Series A Common Stock would have increased to 2.9% and Dr. Malone's voting interests with respect to the outstanding Company Common Stock would have increased to 18.9%.

(6) Includes 117,300 shares of Series B Common Stock held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone disclaims any beneficial ownership of such shares.

                                     III-12

(7) The number of shares in the table is based on information provided by the respective stockholder.

(8) The number of shares in the table is based upon a Schedule 13D, dated December 12, 1996, filed by The Associated Group, which Schedule 13D reflects that said corporation has shared voting power and dispositive power over 707,185 shares of Series B Common Stock.

(9) Includes 210,533 shares of Series A Common Stock and 634,621 shares of Series B Common Stock held by the Estate of Betsy Magness. Mr. Magness is deemed to have beneficial ownership over such shares as Personal Representative of the Estate of Betsy Magness. Also assumes the exercise in full of all Add-on Company Options and Add-on Company SARs, whether or not then exercisable or in-the-money of stock options granted in November of 1994 to acquire 5,000 shares of Series A Common Stock, of which options to acquire 2,000 shares are currently exercisable.

(10) The number of shares in the table is based upon a Schedule 13G, dated December 31, 1996, filed by J.P. Morgan & Co. Incorporated, which Schedule 13G reflects that said corporation has sole voting power over 4,386,198 shares, shared voting power over 53,773 shares, sole dispositive power over 6,717,998 shares and shared dispositive power over 82,560 shares of Series A Common Stock.

(11) The number of shares in the table is based upon a Schedule 13G, dated January 24, 1997, filed by Wellington Management Company, LLP which
     Schedule 13G reflects that said corporation has shared voting power over 2,629,137 shares and shared dispositive power over 3,075,820 shares of Series A Common Stock.

(12) The number of shares in the table is based upon a Schedule 13G, dated February 12, 1997, filed by The Capital Group Companies, Inc. which
     Schedule 13G reflects that said corporation has sole voting power over 286,920 shares and sole dispositive power over 2,996,060 shares of Series A Common Stock.

     (b) Security Ownership of Management.  The following table lists the
         ---------------------------------
number of shares of Company Common Stock believed to be owned beneficially by each director, each of the executive officers named in the above Summary Compensation Table, and all directors and executive officers as a group as of December 31, 1996, according to data furnished by the persons named. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. The number of shares in the table is based on amounts which include interests of the named directors or executive officers or members of the group of directors and executive officers in shares held by the trustee of the TCI ESPP and shares held by the trustee of the United Artist Entertainment Employee Stock Ownership Plan for their respective accounts. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them except for the shares held by the trustee of the TCI ESPP for the benefit of such person, which shares are voted at the discretion of the trustee.


                                     III-13


                                       Number of Shares
                                      Beneficially Owned          Percent of Class(1)
                              -----------------------------   --------------------------     Voting
           Name                 Series A(2)       Series B    Series A(2)      Series B    Power(1)(2)
---------------------------   --------------    -----------   ------------  ------------  ------------
Directors:
       John C. Malone          217,271(3)(4)     2,533,208 (5)      *            29.9%         17.9%
       Gary S. Howard          699,986(6)               --        1.2%             --             *
       David P. Beddow         364,526(7)               --          *              --             *
       William E. Johnson        1,900                  10          *               *             *
       John W. Goddard           1,408(8)            1,425 (8)      *               *             *
Other Named Executive Officers:
       Kenneth G. Carroll        2,340(9)               --          *              --             *
       Lloyd S. Riddle III       2,736(9)               --          *              --             *
       William D. Myers          2,386(10)              --          *              --             *
       Christopher Sophinos         --                  --         --              --            --
All directors and executive
       officers as a group
       nine persons)         1,292,553(11)       2,534,643 (5)(6) 2.2%           29.9%         18.5%


* Less than one percent.

(1) Based on 57,946,044 shares of Series A Common Stock and 8,466,564 shares of Series B Common Stock outstanding as of December 31, 1996.

(2) Amounts and percentages do not give effect to the 1997 Grant. If the shares underlying the options in tandem with SARs, and the restricted stock awards granted to all directors and executive officers as a group had been included in the foregoing table, (i) the aggregate number of shares of Series A Common Stock beneficially owned by such persons would have increased to 2,017,553; (ii) the aggregate percentage of Series A Common Stock beneficially owned by such persons would have increased to 3.4%; and the aggregate voting interests of such persons with respect to the Company Common Stock would have increased to 19.1%. See "- Options and SARs Grants in Last Fiscal Year."

(3) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 100,000 shares of Series A Common Stock, of which options to acquire 80,000 shares are currently exercisable; and (ii) stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 100,000 shares of Series A Common Stock, of which options to purchase 20,000 shares are currently exercisable.

(4) On February 27 and 28, 1997, Dr. Malone purchased in open market transactions 1,450,000 shares of Series A Common Stock for an aggregate purchase price of $11,587,500. If such purchases had been included in the foregoing table, Dr. Malone's percentage ownership of Series A Common Stock would have increased to 2.9% and Dr. Malone's voting interests with respect to Company Common Stock would have increased to 18.9%.

(5) Includes 117,300 shares of Series B Common Stock held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone disclaims any beneficial ownership of such shares.


                                     III-14

(6) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 5,000 shares of Series A Common Stock, of which options to acquire 4,000 shares are currently exercisable; (ii) stock options in tandem with stock appreciation rights granted in October of 1993 to acquire 5,000 shares of Series A Common Stock, of which options to acquire 3,750 shares are currently exercisable;
     (iii) stock options in tandem with stock appreciation rights granted in November of 1994 to acquire 5,000 shares of Series A Common Stock, of which options to acquire 2,000 shares are currently exercisable; (iv) stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 15,000 shares of Series A Common Stock, of which options to acquire 3,000 shares are currently exercisable; and (v) stock options granted in December of 1996 to purchase 664,076 shares of Series A Common Stock, of which options to acquire 132,815 shares are currently exercisable. Additionally assumes the vesting in full of 1,500 restricted shares of Series A Common Stock, none of which are currently vested. Also includes 1,022 shares of Series A Common Stock held by trusts in which Mr. Howard is beneficial owner as trustee for his children.

(7) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with stock appreciation rights in October of 1993 to acquire 750 shares of Series A Common Stock, of which options to acquire 562 shares are currently exercisable; (ii) stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 5,000 shares of Series A Common Stock, of which options to purchase 2,000 shares are currently exercisable;
     (iii) stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 25,000 shares of Series A Common Stock, of which options to purchase 5,000 shares are currently exercisable; and (iv) stock options granted in December of 1996 to purchase 332,038 shares of Series A Common Stock, of which options to acquire 66,407 shares are currently exercisable. Additionally assumes the vesting in full of 1,500 restricted shares of Series A Common Stock, none of which are currently vested.

(8) Includes 478 shares of Series A Common Stock held by Mr. Goddard's wife, of which Mr. Goddard is beneficial owner, and 129 shares of Series B Common Stock held by a trust in which Mr. Goddard is beneficial owner as trustee.

(9) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 400 shares of Series A Common Stock, of which options to acquire 160 shares of Series A Common Stock are currently exercisable; and (ii) stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 1,750 shares of Series A Common Stock, of which options to purchase 350 shares of Series A Common Stock are currently exercisable.

(10) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 900 shares of Series A Common Stock, of which options to acquire 360 shares of Series A Common Stock are currently exercisable; and (ii) stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 1,000 shares of Series A Common Stock, of which options to purchase 200 shares are currently exercisable.

(11) See notes (2), (3), (4) (5), (6), (7) (8) (9) and (10) above.

                                     III-15

Item 13.  Certain Relationships and Related Transactions.
--------  ----------------------------------------------

          John Malone is currently the Chairman of the Board and a director of TCI and is also the Chairman of the Board and a director of the Company. Dr. Malone is also a principal stockholder of both TCI and the Company. See "- Security Ownership of Certain Beneficial Owners and Management" above. In addition, as an officer of TCIC prior to the Distribution, Gary Howard, the President and a director of the Company, had the benefit of certain undertakings of indemnification from TCI and TCIC, which have survived the Distribution. See "-Other Arrangements" below.

          The Company was formed in connection with the Distribution to own and operate certain businesses of TCI constituting all of TCI's interests in the Digital Satellite Business. On the Distribution Date, TCI distributed all the shares of Company Common Stock held by TCI to the holders of record of TCI Group Common Stock (other than certain subsidiaries of TCI that waived their right to participate in such distribution) at the close of business on the Record Date, without any consideration being paid by such holders, on the basis of one share of Series A Common Stock for each ten shares of Series A TCI Group Common Stock, and one share of Series B Common Stock for each ten shares of Series B TCI Group Common Stock held by such holders on the Record Date.

          TCI, through various subsidiaries, was engaged in the business of distributing PRIMESTAR(R) from December 1990 until the consummation of the Distribution. TCI Digital Satellite Entertainment, Inc., a Colorado corporation ("Digital"), was incorporated in February 1995 in order to consolidate the PRIMESTAR By TCI distribution business into one subsidiary. In connection with the Distribution, Digital was merged with and into the Company, as a means of reincorporating Digital in Delaware.

          Since the consummation of the Distribution, the Company and TCI have operated independently, and neither has any stock ownership, beneficial or otherwise, in the other. However, for the purposes of governing certain of the ongoing relationships between the Company and TCI after the Distribution, and to provide mechanisms for an orderly transition, the Company and TCI have entered into various agreements, including the "Reorganization Agreement," the "Transition Services Agreement," an amendment to TCI's existing "Tax Sharing Agreement," the "Indemnification Agreements," the "Trade Name and Service Mark Agreement" and the "Share Purchase Agreement," all of which are described below. In addition, TCIC continues to provide installation, maintenance, retrieval and other customer fulfillment services for certain customers of the Company, pursuant to the "Fulfillment Agreement," and entered into the "TCIC Credit Facility" with the Company, both of which are described below.

          Reorganization Agreement.    On the Distribution Date, TCI, TCIC and a
number of other TCI subsidiaries, including the Company, entered into the Reorganization Agreement, which provided for, among other things, the principal corporate transactions required to effect the Distribution, the conditions thereto and certain provisions governing the relationship between the Company and TCI with respect to and resulting from the Distribution.


                                     III-16

          Certain of the Company's assets relating to the Digital Satellite Business were historically owned by subsidiaries of TCI other than the Company and its predecessors. These assets include the capital stock of Tempo and the 20.86% partnership interests in PRIMESTAR Partners. The Reorganization Agreement provided for, among other things, the transfer of these assets to the Company and for the assumption by the Company of related liabilities. No consideration was payable by the Company for these transfers, except that two subsidiaries of the Company purchased TCI's partnership interests in PRIMESTAR Partners for consideration payable by delivery of promissory notes issued by such subsidiaries (the "K-1 Notes"), which promissory notes were assumed by TCI on the Distribution Date in the form of a capital contribution to the Company. The Reorganization Agreement also provides for certain cross-indemnities designed to make the Company financially responsible for all liabilities relating to the Digital Satellite Business prior to the Distribution, as well as for all liabilities incurred by the Company after the Distribution, and makes TCI financially responsible for all potential liabilities of the Company which are not related to the Digital Satellite Business, including, for example, liabilities arising as a result of the Company's having been a subsidiary of TCI. The Reorganization Agreement further provided for each of the Company and TCI to preserve the confidentiality of all confidential or proprietary information of the other party, for five years following the Distribution, subject to customary exceptions, including disclosures required by law, court order or government regulation.

          Pursuant to the Reorganization Agreement, on the Distribution Date, the Company issued to TCIC the Company Note, in the principal amount of $250,000,000 representing a portion of the Company's intercompany balance owed to TCIC on such date. See "-TCIC Credit Facility" below. Pursuant to the Reorganization Agreement, the remainder of the Company's intercompany balance owed to TCIC on the Distribution Date (other than certain advances to the Company made by TCIC in 1996 to fund certain construction and related costs associated with the Company Satellites, as described below under "-Reimbursement of Certain Satellite Expenses"), and the indebtedness represented by the K-1 Notes were assumed by TCI in the form of (i) a $100 million capital contribution to the Company, (ii) consideration for the Company's assumption of TCI's obligations under options granted to Brendan R. Clouston, Larry E. Romrell and David P. Beddow to purchase shares of Series A Common Stock representing 1.0%, 1.0% and 0.5%, respectively, of the shares of Company Common Stock issued and outstanding on the Distribution Date, determined immediately after giving effect to the Distribution but before giving effect to the issuance of the shares of Series A Common Stock issuable upon exercise of such options, and (iii) consideration for the Company's grant of an option to TCI to purchase up to 4,765,000 shares of Series A Common Stock (as such number may be adjusted to reflect stock dividends, stock splits and the like), for a purchase price equal to the par value of such shares, as necessary to satisfy TCI's obligations to deliver shares of Series A Common Stock upon conversion of certain convertible securities of TCI as a result of the Distribution. See "-Other Arrangements."


                                     III-17

          Transition Services Agreement. Pursuant to the Transition Services Agreement between TCI and the Company, TCI is obligated to provide to the Company certain services and other benefits, including certain administrative and other services that were provided by TCI prior to the Distribution. Such services include (i) tax reporting, financial reporting, payroll, employee benefit administration, workers' compensation administration, telephone, fleet management, package delivery, management information systems, billing, lock box, remittance processing and risk management services, (ii) other services typically performed by TCI's accounting, finance, treasury, corporate, legal, tax, benefits, insurance, facilities, purchasing, fleet management and advanced information technology department personnel, (iii) use of telecommunications and data facilities and of systems and software developed, acquired or licensed by TCI from time to time for financial forecasting, budgeting and similar purposes, including without limitation any such software for use on personal computers, in any case to the extent available under copyright law or any applicable third-party contract, (iv) technology support and consulting services, and (v) such other management, supervisory, strategic planning or other services as the Company and TCI may from time to time mutually determine to be necessary or desirable.

          Pursuant to the Transition Services Agreement, TCI has also agreed to provide the Company with certain most-favored-customer rights to programming services that TCI or a wholly owned subsidiary of TCI may own in the future and access to any volume discounts that may be available to TCI for purchase of HSDs, satellite receivers and other equipment.

          As compensation for services rendered to the Company and for the benefits made available to the Company pursuant to the Transition Services Agreement, the Company is required to pay TCI a fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers) per month, commencing with the Distribution Date, up to a maximum of $3 million per month, and reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services.

          The Transition Services Agreement continues in effect until the close of business on December 31, 1999 and will be renewed automatically for successive one-year periods thereafter, unless earlier terminated by (i) either party at the end of the initial term or the then current renewal term, as applicable, on not less than 180 days' prior written notice to the other party,
(ii) TCI upon written notice to the Company following certain changes in control of the Company, and (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events. During the period commencing with the Distribution Date and ending on December 31, 1996, the Company paid $763,000 to TCIC pursuant to the Transition Services Agreement.


                                     III-18

          Tax Sharing Agreement. Through the Distribution Date, the Company's results of operations were included in TCI's consolidated U.S. federal income tax returns, in accordance with the existing tax sharing arrangements among TCI and its consolidated subsidiaries. Effective July 1, 1995, TCI, TCIC and certain other subsidiaries of TCI entered into the Tax Sharing Agreement, which formalized such pre-existing tax sharing arrangements and implemented additional procedures for the allocation of certain consolidated income tax attributes and the settlement of certain intercompany tax allocations. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the Code and any applicable state, local and foreign tax law and related regulations. Prior to the Distribution Date, the Tax Sharing Agreement was amended to provide that the Company be treated as if it had been a party to the Tax Sharing Agreement, effective July 1, 1995.

          Indemnification Agreements. On the Distribution Date, the Company entered into the Indemnification Agreements with TCIC and TCI UA 1. The Indemnification Agreement with TCIC provides for the Company to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued by the Bank of New York for the account of TCIC to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement, with respect to PRIMESTAR Partners' use of transponders on GE-2. The drawable amount of such letter of credit is $25,000,000. See "Business - Narrative Description of Business - PRIMESTAR By TCI - The PRIMESTAR/(R)/ Service" in Part I of this Report.

          The Indemnification Agreement with TCI UA 1 provides for the Company to reimburse TCI UA 1 for any amounts drawn under the TCI UA 1 Letter of Credit, which supports the PRIMESTAR Credit Facility that was obtained by PRIMESTAR Partners to finance advances to Tempo for payments due in respect of the construction of the Company Satellites and that is supported by letters of credit arranged for by affiliates of the partners of the Partnership (other than GEAS). The amount of the TCI UA 1 Letter of Credit was $141,250,000 at December 31, 1996.

          The Indemnification Agreements further provide for the Company to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of the Company to TCIC and TCI UA 1, under such Indemnification Agreements are subordinated in right of payment with respect to certain future obligations of the Company to financial institutions. During the year ended December 31, 1996, the aggregate amount paid by the Company to TCI under the Indemnification Agreements was $1,623,000. Such amount represents the aggregate fees incurred by TCI with respect to the TCI UA 1 Letter of Credit from the Distribution Date through December 31, 1996.


                                     III-19

     Trade Name and Service Mark License Agreement. Pursuant to the Trade Name and Service Mark License Agreement (the "License Agreement"), TCI granted to the Company, for an initial term of three years following the Distribution, a non-exclusive non-assignable license to use certain trade names and service marks specifically identified in the License Agreement, including the mark "TCI" in the context of the Digital Satellite Business, The License Agreement provides, among other things, that all advertising, promotion and use of certain of TCI's trade names and service marks by the Company shall be consistent with TCI guidelines and standards, as well as subject to TCI approval in certain circumstances.

     Fulfillment Agreement. TCIC has historically provided the Company with certain customer fulfillment services for PRIMESTAR customers enrolled by the Company's direct sales force or the National Call Center. Charges for such services have been allocated to the Company by TCIC based on scheduled rates.

     Pursuant to the Fulfillment Agreement entered into by TCIC and the Company, TCIC continues to provide fulfillment services to the Company following the Distribution with respect to customers of the PRIMESTAR medium power service. Such services include installation, maintenance, retrieval, inventory management and other customer fulfillment services. The Fulfillment Agreement became effective on January 1, 1997. Among other matters, the Fulfillment Agreement (i) sets forth the responsibilities of TCIC with respect to fulfillment services, including performance standards and penalties for nonperformance, (ii) provides for TCIC's fulfillment sites to be connected to the billing and information systems used by the Company, allowing for on-line scheduling and dispatch of installation and other service calls, and (iii) provides scheduled rates to be charged to the Company for the various customer fulfillment services to be provided by TCIC. The Company retains sole control under the Fulfillment Agreement to establish the retail prices and other terms and conditions on which installation and other services are provided to the Company's customers. The Fulfillment Agreement also provides that, during the term of the Fulfillment Agreement, TCIC will not provide fulfillment services to any other Kuband, Ka-band, DBS, BSS, FSS, C-band, wireless or other similar or competitive provider or distributor of television programming services (other than traditional cable). The Fulfillment Agreement has an initial term of two years and is terminable, on 180 days notice to TCIC, by the Company at any time during the first six months following the Distribution Date. The scheduled rates for the services to be provided by TCIC under the Fulfillment Agreement exceed the scheduled rates upon which charges historically have been allocated to the Company for such services, reflecting in part the value to the Company, as determined by Company management, of the performance standards, exclusivity, termination right and certain other provisions included in the Fulfillment Agreement. The Company and TCIC are currently discussing certain proposed changes to the Fulfillment Agreement, but there can be no assurance that any such changes will be agreed to or that the Company will not exercise its rights to terminate the Fulfillment Agreement if an acceptable amendment is not agreed to prior to the end of the Company's six-month termination window. There can be no assurance that the terms of the Fulfillment Agreement are not more or less favorable than those which could be obtained from unaffiliated third parties, or that comparable services could be obtained by the Company from third parties on any terms if the Fulfillment Agreement is terminated. During the year ended December 31, 1996, the aggregate amount paid by the Company to TCIC for fulfillment services was $74,049,000 (including $6,432,000 paid subsequent to the Distribution Date)

                                    III-20

     TCIC Credit Facility. In connection with the Distribution, the Company and TCIC entered into the TCIC Credit Facility to provide for the terms of the Company Note and to provide for a revolving credit facility (the "TCIC Revolving Loans"). The TCIC Credit Facility required the Company to use its best efforts to obtain external debt or equity financing after the Distribution Date and provided for mandatory prepayment of the TCIC Revolving Loans and the Company Note from the proceeds thereof. The initial borrowings under the Bank Credit Facility were used to repay the Company Note in full. In connection with the February 1997 issuance for the Notes and the March 1997 determination that GE-2 was commercially operational, borrowing availability pursuant to the TCIC Credit Facility was terminated.

     Borrowings under the TCIC Revolving Loans bore interest at 10% per annum, compounded semi-annually. Commitment fees equal to 3/8% of the average unborrowed availability under the TCIC Credit Facility were payable to TCIC annually. Commitment fees paid to TCIC during the year ended December 31, 1996 aggregated $141,000. From the Distribution Date through December 31, 1996, the aggregate amount of interest paid by the Company to TCIC pursuant to the TCIC Credit Facility was $1,946,000.

     Reimbursement of Certain Satellite Expenses. During 1996, TCIC made intercompany advances to the Company to fund the majority of the construction and related costs associated with the Company Satellites. Prior to 1996, PRIMESTAR Partners had funded substantially all of the construction and related costs associated with the Company Satellites. In connection with the Distribution, a determination was made to provide that such 1996 advances from TCIC would be repaid by the Company to TCIC (notwithstanding the Reorganization Agreement), to the extent (and only to the extent) that Tempo received corresponding advances from PRIMESTAR Partners.

     As a result of negotiations between the Company and PRIMESTAR Partners, PRIMESTAR Partners advanced $73,786,000 to Tempo in December 1996 to reimburse Tempo for all the 1996 costs which previously had been funded by TCIC. Upon receipt, such advance was paid to TCIC by Tempo in repayment of such 1996 advance by TCIC. See "Business - Narrative Description of Business - Company Overview-High Power Satellites" in Part I of this Report.

     Call Center JV. In March 1997, TSAT and TCI agreed to form a limited liability company (the "Call Center LLC") through which TSAT and TCI will conduct various customer call service operations. The initial ownership interests of TSAT and TCI in the Call Center LLC will be 28% and 72%, respectively, and will be subject to adjustment based on various categories of operating data for the last three quarters of 1997, including call center volume attributable to their customers. The Call Center LLC will be managed by a four-member board of directors, two members of which will be appointed by TCI and two members of which will be appointed by TSAT. Any decision by the board of directors will require approval by all four directors. Initially, the Call Center LLC will provide customer call services only for TCI cable subscribers and TSAT DBS subscribers, but it is expected that those services in the future will be made available to third parties, including, for example, unaffiliated cable companies. The hourly rates for services provided by the Call Center LLC to TSAT and TCI through December 31, 1997, have been fixed based on their respective expense budgets for those services. Thereafter, TSAT and TCI expect that the rates charged to them will be fair market rates, as established by agreement between TSAT and TCI.

                                    III-21

     TCI has agreed to contribute assets comprising certain currently operating call center facilities, as well as a facility under construction. The assets being contributed by TCI include two operating call centers and the facility under construction. TSAT has agreed to contribute assets comprising two currently operating call center facilities, both effective as of April 1, 1997. At December 31, 1996, the historical cost of the assets to be contributed by TSAT to the Call Center LLC was approximately $7,200,000. Transfers of various of the call center assets to the Call Center LLC will be subject to receipt of consents of third parties, including governmental authorities. Pending receipt of any required third-party consents and regulatory approvals, TSAT and TCI have agreed to provide to the Call Center LLC the use of the call center assets to be contributed under services agreements or similar arrangements to the extent feasible. Operating obligations relating to the contributed assets, including leases of real and personal property (but not including any indebtedness for borrowed money), will be assumed by the Call Center LLC.

     Effective April 1, 1996, TSAT will cease to consolidate the assets contributed to the Call Center LLC and will begin using the equity method of accounting to account for its investment in the Call Center LLC.

     Other Arrangements. On the Distribution Date, TCI and the Company entered into the Share Purchase Agreement, which obligates TCI and the Company to sell to each other from time to time, at the then current market price, shares of Series A TCI Group Common Stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations under Adjusted TCI Options and Add-on Company Options held after the Distribution Date by their respective employees and non-employee directors.

     Certain officers of the Company who were officers or directors of TCI and/or TCIC prior to the Distribution received undertakings of indemnification from TCI and/or TCIC. Such undertakings survived the Distribution.

     In June 1996, the TCI Board authorized TCI to permit certain of its executive officers to acquire equity interests in certain of TCI's subsidiaries. In connection therewith, the TCI Board approved the acquisition by each of Brendan R. Clouston and Larry E. Romrell, executive officers of TCI, of 1.0% of the net equity of the Company. The TCI Board also approved the acquisition by Gary S. Howard, an executive officer of TCIC prior to the Distribution Date and chief executive officer and a director of the Company, of 1.0% of the net equity of the Company and the acquisition by David P. Beddow, an executive officer of certain TCI subsidiaries and a director of the Company, of 0.5% of the net equity of the Company. The TCI Board determined to structure such transactions as grants to such persons of options to purchase shares of Series A Common Stock representing 1.0% (in the case of each of Messrs. Clouston, Romrell and Howard) and 0.5% (in the case of Mr. Beddow) of the shares of Series A Common Stock and Series B Common Stock issued and outstanding on the Distribution Date, determined immediately after giving effect to the Distribution, but before giving effect to any exercise of such options ("Distribution Date Options"). The aggregate exercise price for each such option is equal to 1.0% (in the case of each of Messrs. Clouston, Romrell and Howard) and 0.5% (in the case of Mr. Beddow) of TCI's Net Investment as of the Distribution Date, but excluding any portion of TCI's Net Investment that as of such date was represented by a promissory note or other evidence of indebtedness from the Company to TCI. Distribution Date Options to purchase 2,324,266 shares of Series A Common Stock at a per share price of $8.86 were granted on the Distribution Date, will vest in 20% cumulative increments on each of the first five anniversaries of February 1, 1996, and will be exercisable for up to ten years following February 1, 1996. Pursuant to the Reorganization Agreement, and (in the case of the options granted to Messrs. Clouston, Romrell and Beddow) in partial consideration for the capital contribution made by TCI to the Company in connection with the Distribution, the Company agreed, effective as of the Distribution Date, to bear all obligations under such options and to enter into stock option agreements with respect to such options with each of Messrs. Clouston, Romrell, Howard and Beddow.

                                    III-22

                                   PART IV.


Item 14.  Exhibits, Financial Statements and Financial Statement Schedules
--------  ----------------------------------------------------------------
          and Reports on Form 8-K
          -----------------------


(a)  (1)  Financial Statements
          --------------------

Included in Part II of this Report:                           Page No.
                                                              --------

          Independent Auditors' Report                           II-15

          Balance Sheets, December 31, 1996 and 1995             II-16

          Combined Statements of Operations, Years ended
           December 31, 1996, 1995 and 1994                      II-18

          Combined Statements of Equity, Years ended
           December 31, 1996, 1995 and 1994                      II-19

          Combined Statements of Cash Flows, Years ended
           December 31, 1996, 1995 and 1994                      II-20

          Notes to Financial Statements, December 31,
           1996, 1995 and 1994                                   II-21

(a)  (2)  Financial Statement Schedules
          -----------------------------

Included in Part IV of this Report:

      (i) Financial Statement Schedules required to be filed:

          All schedules have been omitted because they are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

     (ii) Separate financial statements for PRIMESTAR Partners, L.P.


          Financial Statements                                   Page No.
          --------------------                                  ---------

          Report of Independent Accountants                      IV-6

          Balance Sheet, December 31, 1996 and 1996              IV-7

          Statement of Operations, Years ended December
          31, 1996, 1995, and 1994                               IV-8

          Statement of Changes in Partners Capital,
          Years ended December 31, 1996, 1995 and 1994           IV-9

          Notes to Financial Statements, December 31,
          1996, 1995 and 1994                                    IV-10


(a)       (3)  Exhibits
               --------

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

 2.1 Reorganization Agreement, dated as of December 4, 1996, among Tele-Communications, Inc. ("TCI"), TCI Communications, Inc. ("TCIC"), Tempo Enterprises, Inc., TCI Digital Satellite Entertainment, Inc., TCI K-1, Inc. ("TCI K-1"), United Artists K-1 Investments, Inc. ("UA K-1"), TCI SE Partner 1, Inc. ("TCISE 1"), TCI SE Partner 2, Inc. ("TCISE 2") and TCI Satellite Entertainment, Inc. (the "Company"). (a)

3 - Articles of Incorporation and Bylaws:

 3.1  Amended and Restated Certificate of Incorporation of the Company. (b)

 3.2  Bylaws of the Company. (b)

4 - Instruments Defining the Rights of Security Holders:

 4.1 Specimen certificate representing shares of Series A Common Stock of the Company. (b)

 4.2 Specimen certificate representing shares of Series B Common Stock of the Company.(b)

 4.3 Indenture dated as of February 20, 1997 between the Company and Bank of New York, as Trustee with respect to $200 million principal amount of 10-7/8% Senior Subordinated Notes due 2007.(a)

 4.4 Indenture dated as of February 20, 1997 between the Company and Bank of New York, as Trustee with respect to $275 million principal amount of 12-1/4% Senior Subordinated Discount Notes due 2007.(a)

 4.5 Registration Rights Agreement - Senior Subordinated Notes, dated as of February 20, 1997 among the Company and Donaldson, Lufkin and Jenrette Securities Corporation; Merrill Lynch, Pierce, Fenner and Smith Incorporated; Nationsbanc Capital Markets, Inc.; and Scotia Capital Markets (USA) Inc. (a)

 4.6 Registration Rights Agreement - Senior Subordinated Discount Notes, dated as of February 20, 1997 among the Company and Donaldson, Lufkin and Jenrette Securities Corporation; Merrill Lynch, Pierce, Fenner and Smith Incorporated; Nationsbanc Capital Markets, Inc.; and Scotia Capital Markets (USA) Inc. (a)

10 - Material Contracts

  10.1  Indemnification Agreement dated as of December 4, 1996, by and between the Company and TCI UA 1, Inc. (a)

  10.2  Indemnification Agreement dated as of December 4, 1996, by and between the Company and TCIC. (a)

  10.3  TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan. (b)

  10.4  Qualified Employee Stock Purchase Plan of the Company. (a)

  10.5  Indemnification Agreement dated December 4, 1996, by and between TCI and
              Gary S. Howard. (a)

  10.6  Option Agreement, dated as of December 4, 1996, by and between the
              Company and Gary S. Howard. (a)

  10.7  Option Agreement, dated as of December 4, 1996, by and between the
              Company and Larry E. Romrell.(a)

  10.8  Option Agreement, dated as of December 4, 1996, by and between the
              Company and Brendan R. Clouston. (a)

  10.9  Option Agreement, dated as of December 4, 1996, by and between the
              Company and David P. Beddow. (a)

 10.10  1996 Ancillary Agreement Among Partners dated as of October 18, 1996, among PRIMESTAR Partners, L.P., the Participating Partners named therein, GE American Services, Inc. and its affiliate GE American Communications, Inc. (b)

 10.11  Annex A to the 1996 Ancillary Agreement Among Partners. (b)

 10.12  Equipment Sale Agreement, dated as of October 21, 1996, between ResNet
              Communications, Inc. ("ResNet") and the Company. (b)

 10.13  Subordinated Convertible Term Loan Agreement, dated as of October 21,
              1996, by and between ResNet, as Borrower, and the Company, as Lender. (b)

 10.14  Option Agreement, dated as of October 21, 1996, between ResNet and the
              Company. (b)

 10.15  Standstill Agreement, dated as of October 21, 1996, by and between
              LodgeNet Entertainment Corporation ("LodgeNet") and the Company.
              (b)

 10.16  Stockholders' Agreement, dated as of October 21, 1996, between LodgeNet and the Company.(b)

 10.17  Subscription Agreement, dated as of October 21, 1996, between ResNet and the Company. (b)

 10.18  Limited Partnership Agreement dated February 8, 1990, among ATC
            Satellite Inc., Comcast DBS, Inc., Continental Satellite Company, Inc., Cox Satellite, Inc., G.E. Americom Services, Inc., New Vision Satellite, TCI K-1, UA K-1, Viacom K-Band, Inc. and Warner Cable SSD, Inc. (b)

 10.19  Amendment to Limited Partnership Agreement dated September 1, 1993. (b)

 10.20  Amendment to Limited Partnership Agreement dated December 15, 1993. (b)

 10.21  Amendment to Limited Partnership Agreement dated October 18, 1996. (b)

 10.22  Tag Along Agreement dated as of February 8, 1990, among Cox Enterprises,
            Inc., Comcast Corporation, Continental Cablevision, Inc., Newhouse Broadcasting Corporation, Tempo Satellite, Inc. ("Tempo"), TCI Development Corporation and TCI. (b)

 10.23  Option Agreement dated February 8, 1990, between Tempo and K Prime
            Partners, L.P. (b)

 10.24  Letter Agreement dated July 30, 1993, between Tempo and PRIMESTAR
            Partners, L.P. relating to FSS. (b)

 10.25  Letter Agreement dated July 30, 1993, between Tempo and PRIMESTAR
            Partners, L.P. relating to BSS. (b)

 10.26  Amended and Restated Reimbursement Agreement dated March 1, 1995, between TCI UA 1, Inc., Chemical Bank and The Toronto Dominion Bank.
            (b)

 10.27  TPO-1-290 BSS Construction Agreement dated as of February 22, 1990, between Tempo and Space Systems/Loral, Inc.(b)(c)

 10.28  U.S. $750,000,000 Credit Agreement dated as of December 31, 1996 among the Company, The Bank of Nova Scotia, Nationsbank of Texas, N.A., Credit Lyonnais New York Branch, and various financial institutions.(a)

 10.29  First Amendment to Credit Agreement dated as of February 19, 1997 among the Company, certain financial institutions, and the Bank of Nova Scotia, as Administrative Agent for the Lenders.(a)

 10.30  Trade Name and Service Mark License Agreement dated as of December 4,
            1996, between TCI and the Company. (a)

 10.31  Transition Services Agreement dated as of December 4, 1996, between TCI and the Company. (a)

 10.32  Fulfillment Agreement dated as of August 30, 1996, between TCIC and the
              Company. (b)

 10.33  Tax Sharing Agreement effective July 1, 1995, among TCIC and certain other subsidiaries of TCI. (b)

 10.34  First Amendment to Tax Sharing Agreement dated as of October 1995, among
              TCIC and certain other subsidiaries of TCI.(b)

 10.35  Second Amendment to Tax Sharing Agreement dated as of December 3, 1996, among TCIC and certain other subsidiaries of TCI. (a)

 10.36  Amended and Restated Credit Agreement dated as of February 19, 1997 between TCIC and the Company (a)

 10.37  Share Purchase Agreement dated as of December 4, 1996, between TCI and the Company. (a)

 10.38  Option Agreement dated as of December 4, 1996, between TCI and the
              Company.(a)

 21     Subsidiaries of the Registrant.(a)

 23     Consent of Experts and Counsel

        23.1  Consent of KPMG Peat Marwick LLP (a)

        23.2  Consent of Price Waterhouse LLP (a)

 27     Financial Data Schedule.(a)

---------------

  (a)  Filed herewith.

  (b) Incorporated by reference to the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission ("SEC") on November 15, 1996 (Registration No. 0-21317).

  (c) This document has been redacted and has been granted Confidential Treatment by the SEC.


(b)  Reports on Form 8-K filed during the quarter ended December 31, 1996:

None.

                       Report of Independent Accountants


   To the Partners of
   PRIMESTAR Partners, L.P.


   In our opinion, the accompanying balance sheet and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of PRIMESTAR Partners, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As described in Note 2 to the financial statements, the Partnership has suffered recurring losses from operations and its 1997 operating budget reflects cash requirements in excess of the current aggregate capital commitment of its partners. In addition, the Partnership's credit facility becomes due in June 1997. These matters raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in
   Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   /s/ Price Waterhouse LLP
   PRICE WATERHOUSE LLP

   Philadelphia, Pennsylvania
   February 14, 1997, except as to Note 13, which is as of March 9, 1997.

PRIMESTAR Partners, L.P.
(a limited partnership)
Balance Sheet
December 31, 1996 and 1995
--------------------------------------------------------------------------------

                                                                     1996      1995
                                                                    (in thousands)
                                    Assets
Current assets:
 Cash and cash equivalents                                       $  12,145  $  10,956
 Restricted cash                                                       803        689
 Accounts receivable - related parties, net                         91,024     60,444
 Prepaid and other current assets                                   33,076        549
                                                                 ---------  ---------

       Total current assets                                        137,048     72,638

Property and equipment, net                                         18,131      9,990
Costs of satellites under construction                             525,746    419,256
Other assets, net                                                    7,348     14,078
                                                                 ---------  ---------

                                                                 $ 688,273  $ 515,962
                                                                 =========  =========
                       Liabilities and Partners' Capital

Current liabilities:
 Borrowings under credit facility expected to be refinanced      $ 521,000
 Current portion of satellite obligation                               255
 Accounts payable and other accrued expenses                        47,623  $  29,132
 Accounts payable - related party                                    7,501      4,690
 Accrued payroll                                                     3,990      2,373
 Accrued interest                                                    4,538      1,716
                                                                 ---------  ---------

       Total current liabilities                                   584,907     37,911
Borrowings under long-term credit facility                                    419,000
Long-term obligation - satellite                                     4,227
Deferred rent - related party                                                   7,210
                                                                 ---------  ---------

       Total liabilities                                           589,134    464,121
                                                                 ---------  ---------
Commitments and contingencies
Partners' capital:
 Contributed capital                                               314,968    251,968
 Accumulated loss                                                 (215,829)  (200,127)
                                                                 ---------  ---------

Total partners' capital                                             99,139     51,841
                                                                 ---------  ---------

                                                                 $ 688,273  $ 515,962
                                                                 =========   =========

  The accompanying notes are an integral part of these financial statements.

PRIMESTAR Partners, L.P.
(a limited partnership)
Statement of Operations
For the Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

                                                  1996       1995       1994
                                                        (in thousands)
Income:
 Subscriber revenues - related parties          $412,999   $180,595   $ 27,841
 Interest                                          1,845      1,252        405
                                                --------   --------   --------

                                                 414,844    181,847     28,246
                                                --------   --------   --------
Expenses:
 Operating                                       316,763    147,948     41,832
 Selling, general and administrative             109,798     68,152     36,343
 Depreciation and amortization                     3,261      2,890      2,700
 Interest expense                                    737          8         61
 Loss on deferred option payments                             4,886      1,767
 (Gain) loss on disposal of property and
  equipment                                          (13)                1,259
                                                --------   --------   --------

                                                 430,546    223,884     83,962
                                                --------   --------   --------

Net loss                                        $(15,702)  $(42,037)  $(55,716)
                                                ========   ========   ========

  The accompanying notes are an integral part of these financial statements.

PRIMESTAR Partners, L.P.
(a limited partnership)
Statement of Changes in Partners' Capital
For the Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

                                Contributed    Accumulated
                                  capital         loss            Total
                                -----------    -----------        -----
                                             (in thousands)

Balance at December 31, 1993     $105,606       $(102,374)        $ 3,232

Capital contributions              78,300                          78,300

Net loss                                          (55,716)        (55,716)
                                 --------        --------        --------

Balance at December 31, 1994      183,906        (158,090)         25,816

Capital contributions              68,062                          68,062

Net loss                                          (42,037)        (42,037)
                                 --------       ---------        --------

Balance at December 31, 1995      251,968        (200,127)         51,841

Capital contributions              63,000                          63,000

Net loss                                          (15,702)        (15,702)
                                 --------       ---------        --------

Balance at December 31, 1996     $314,968       $(215,829)       $ 99,139
                                 ========       =========        ========

The accompanying notes are an integral part of these financial statements.

PRIMESTAR Partners, L.P.
(a limited partnership)
Statement of Cash Flows
For the Years ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

                                          1996            1995          1994
                                                     (in thousands)
Cash flows from operating activities:
 Net loss                              $ (15,702)      $ (42,037)    $ (55,716)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization           4,178           2,890         2,700
   Loss on deferred option payments                        4,886         1,767
   (Gain) loss on disposal of property
    and equipment                            (13)                        1,259
   Change in assets and liabilities:
    Accounts receivable, related
    parties                              (30,580)        (48,245)      (10,379)
    Deposits                                 (28)            757          (808)
    Prepaid and other assets             (23,637)        (13,024)       (1,220)
    Accounts payable, accrued
     expenses, and accrued interest       22,930          18,984         7,767
    Accounts payable - related party       2,811           1,846         2,844
    Deferred rent                         (7,210)         (3,968)       (2,598)
                                       ---------       ---------     ---------
      Net cash used in operating
        activities                       (47,251)        (77,911)      (54,384)
                                       ---------       ---------     ---------
Cash flows from investing activities:
 Purchase of property and equipment
  and payments on satellite
  construction                          (116,345)       (133,867)     (224,097)
                                       ---------       ---------     ---------
Cash flows from financing activities:
 Increase in deferred financing fees                                    (1,573)
 Loans from partners                                                    48,184
 Repayment of loans from partners                                     (119,348)
 Capital contributions                    63,000          68,062        78,300
 Borrowings under credit facility        102,000         129,000       290,000
 Principal payments of long-term
  satellite obligation                      (101)
 Increase in restricted cash                (114)           (298)         (391)
                                       ---------       ---------     ---------

        Net cash provided by
         financing activities            164,785         196,764       295,172
                                       ---------       ---------     ---------

Net increase (decrease) in cash and
 cash equivalents                          1,189         (15,014)       16,691

Cash and cash equivalents at
 beginning of year                        10,956          25,970         9,279
                                       ---------       ---------     ---------

Cash and cash equivalents at end
 of year                               $  12,145       $  10,956     $  25,970
                                       =========       =========     =========

  The accompanying notes are an integral part of these financial statements.

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

  1.  Organization and Business

      PRIMESTAR Partners, L.P. (the Partnership), was formed on February 8, 1990 as a Delaware limited partnership.

      The purpose of the Partnership is to engage in the business of acquiring, originating and/or providing television programming services delivered by satellite to subscribers through a network of distributors throughout the continental United States. Presently, there are approximately 700 such distributors, all of which are owned by the Partnership's partners. In addition, the Partnership purchases a portion of its programming services from affiliates of certain partners.

      The Partnership currently delivers programming services from leased transponders on a medium-powered satellite (K-2). This satellite will be replaced when another medium-power satellite (GE-2), which was launched January 30, 1997, becomes operational (see Notes 7 and 13). The Partnership also has two high-powered satellites under construction, one of which will be launched in the first quarter of 1997 (see Note 13). The other high-powered satellite will be used as a ground spare or backup satellite until the launched high-powered satellite is operational, or otherwise used, deployed or disposed of as determined by the Partnership (see Note 6).

      Satellites are subject to significant risks including manufacturing defects affecting the satellite or its components, launch failure resulting in damage to or destruction of the satellite, or incorrect orbital placement, and damage in orbit caused by asteroids, space debris or electrostatic storms. Such factors can prevent or limit commercial operation or reduce the satellite's useful life.

      Capital contributions:

      In accordance with the limited partnership agreement (the Agreement), capital contributions by the partners are required as follows:

      . Cash contributions: Nine of the Partnership's ten partners made initial contributions of an aggregate $38,000 in cash. Eight of those nine partners and one former partner have contributed an additional aggregate $270,300 in cash as of December 31, 1996 and have made additional aggregate cash contributions of $28,400 in 1997.

      . In-kind contribution: In return for an initial 15% ownership interest in the Partnership, a partner leased certain satellite transponders to the Partnership at below market rates. This in-kind contribution was recorded at its estimated fair market value of $6,700 as of the inception of the Partnership. (See Notes 7 and 10.)

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

        Distributions and allocations:

        Net profits and net losses are allocated to each partner in accordance with their stated percentage ownership interests, as defined by the Agreement. The amount of annual cash distributions, if any, is determined by the Partners Committee. Such distributions are made to the partners on a pro rata basis, in accordance with partners' respective stated percentage ownership interests as of the date of such distributions. Liquidation distributions and distributions of any net proceeds from capital transactions are made pro rata to partners with positive capital account balances (as defined), until such balances have been reduced to zero; the balance of such distributions, if any, is distributed pro rata in proportion to the partners' stated percentage ownership interests. For purposes of all distributions and allocations, respective partners' percentage ownership interests are determined as outlined in the Agreement.

 2.     Summary of Significant Accounting Policies and Liquidity

        Basis of Accounting and Liquidity:

        The Partnership prepares its financial statements on the accrual basis of accounting. The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and its 1997 operating budget reflects cash requirements which are in excess of the current aggregate capital commitment of its partners. In addition, the Partnership's credit facility becomes due in June 1997 (see Note 8). These matters raise substantial doubt about the Partnership's ability to continue as a going concern.

        Management believes that the Partnership has adequate capital to continue normal operating activity through approximately April 1997. Presently, the partners determine the amount of additional capital commitments on a quarterly basis. The Partnership is currently negotiating to refinance its credit facility and management believes either such refinancing will occur prior to its expiration or that the due date of the current facility will be extended until refinancing occurs. There can be no assurance the Partnership will be able to refinance the credit facility.

        Revenue Recognition:

        Subscriber revenues are billed to distributors and recognized when related programming services are delivered. Included in accounts receivable at December 31, 1996 and 1995 are $39,489 and $27,244, respectively, of unbilled programming services.

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

        Cash and cash equivalents and restricted cash:

        Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less. Restricted cash represents unexpended borrowings under the credit facility which must be used for the satellite construction project and interest and fees associated with the credit facility.

        Property and Equipment:

        Depreciation is provided over the estimated useful lives of the assets (5 to 7 years) using the straight-line method. Maintenance and repairs are expensed as incurred and the cost of betterments are capitalized.

        Intangible assets:

        The intangible asset associated with the in-kind capital contribution is being amortized over the term of the related lease agreement and is fully amortized as of December 31, 1996 (see Note 7).

        Deferred financing fees:

        Deferred financing fees of $1,732 at December 31, 1996, 1995 and 1994, relate to securing of the credit facility associated with the satellite construction project (see Note 8). Fees are being amortized over the life of the credit facility. Amortization expense was $577 for the years ended December 31, 1996 and 1995 and $470 for the year ended December 31, 1994. See Note 6 regarding capitalization of deferred financing fees.

        Income tax reporting:

        Federal and state income taxes are payable by the individual partners; therefore, no provision or liability for income taxes is reflected in the financial statements. Differences between bases of assets and liabilities for tax and financial reporting purposes result primarily from expensing of option payments, capitalization of startup costs and recognition of expense relating to operating leases for tax purposes.

        Fair value of financial instruments:

        Financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value.

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years Ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Long-lived assets:

     The Partnership adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996. FAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. Under FAS 121, the Partnership will periodically review its long-lived assets to assess recoverability in the period such impairment becomes evident. There was no financial statement effect from the adoption of FAS 121.

 3.  Accounts Receivable - Related Parties

     Accounts receivable - related parties, represents amounts due from distributors, all of whom are owned by the partners, for programming services. The partners and distributors are engaged in the business of providing television programming through cable and satellite to subscribers. Sales to the 5 largest of these distributors represented approximately 14%, 9% and 11% of the Partnership's subscriber revenues for 1996, 1995 and 1994, respectively. The allowance for doubtful accounts was $1,576, $812 and $146 at December 31, 1996, 1995 and 1994, respectively.

 4.  Notes Receivable

     On November 15, 1990, the Partnership assumed from a partner two revolving credit promissory notes (the "Notes'') related to amounts due from a third party. In connection with the assumption, the Partnership agreed to reimburse the partner for the total of all advances made to date under the Notes plus accrued interest on such advances at a rate of 10% per annum. Such reimbursement totaled approximately $767 and was paid in January 1991. The Partnership also advanced approximately $151 to the third party. Because of uncertainty regarding the ultimate collectibility of aggregate advances, the Company had recorded a reserve for the full amount of the notes.

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years Ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

     Under the terms of the revolving credit promissory note with the third party, the principal balance and all unpaid accrued interest is due and payable in the event the third party enters into an agreement to transfer its Direct Broadcast Satellite (DBS) construction permit or license. During 1994, the third party entered into an agreement to transfer the permit and, as a result, in 1995, the Partnership recovered $450 representing principal of $375 and interest of $75 through the repayment date. The balance of the remaining Note and related reserve as of December 31, 1996 is approximately $543.

 5.  Property and Equipment

     Property and equipment at December 31, 1996 and 1995 comprise the following:



                                                     1996      1995
                                                     ----      ----
     Construction in progress - control center      $ 6,323   $
     Control center, compression/lab equipment        9,496     8,223
     Other furniture and equipment                    7,147     5,540
                                                    -------   -------
                                                     22,966    13,763
     Accumulated depreciation                        (4,835)   (3,773)
                                                    -------   -------
                                                    $18,131   $ 9,990
                                                    =======   =======

     Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $2,302, $1,932 and $1,271, respectively.

 6.  Costs of Satellites Under Construction

     In 1990, the Partnership entered into an Option Agreement with an affiliate of a Partner (the "Related Party"). The Related Party ultimately became a FCC authorized Broadcast Satellite Services (BSS) satellite licensee with a permit to construct, launch and operate BSS satellites within an 11 transponder authorization at the 119 degree BSS location. Under the Option Agreement, the Partnership obtained the exclusive rights to lease or purchase all of the Related Party's transponder capacity in satellite locations allocated to the Related Party under the FCC permit. In consideration of these rights, the Option Agreement required the Partnership to reimburse the Related Party for actual costs incurred by the Related Party related to maintaining the Option Agreement, not to exceed $2,000. Since the Option Agreement is considered an integral part of the Partnership's strategy to improve the distribution of its programming, cumulative payments under the Option Agreement were capitalized and are to be assigned to the cost of the leased or purchased channel capacity and amortized over the life of the leased or purchased asset.

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years Ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

     In 1993, through various arrangements entered into through the Related Party, the Partnership also obtained the rights to a fixed price contract with Space Systems/Loral, Inc. for the construction and launch of two satellites. In 1994, the Partnership commenced construction of two BSS satellites. Through December 31, 1996, 1995 and 1994, the Partnership reimbursed the Related Party $457,685, $382,840 and $278,772, respectively, for the construction of the satellites. Included in the cost of the satellites under construction as of December 31, 1996 is approximately $1,300, representing the amount due under the Option Agreement and other costs related to the maintenance of the 11 transponder authorization. These costs are included in accounts payable - related party as of December 31, 1996.

     The total amount of interest cost (including amortization of deferred financing fees and commitment fees) capitalized in conjunction with the satellite construction project for the years ended December 31, 1996, 1995 and 1994 was $30,448, $25,521 and $10,432, respectively.

     The Partnership also incurred costs related to its pursuit of licenses for other orbital locations. Through December 31, 1995, such costs totaled approximately $6,700. Management determined that, for various reasons, such costs may not be recoverable and reserved approximately $4,900 and $1,800 in 1995 and 1994, respectively. At December 31, 1996, $4,600 of such costs remain in accounts payable - related party.

     On February 7, 1997, the Partnership approved a resolution effective December 31, 1996 reaffirming that the Partnership had unconditionally exercised its option pursuant to the Option Agreement, authorized the launch of one of the BSS satellites (Satellite No. 2) into the 119 degree orbital location (the only full conus location available to the Partnership) and ordered Satellite No. 1 to be used either as a spare or back-up for Satellite No. 2 or to be deployed or disposed of as determined by the Partnership (see Note 13). In addition, the Related Party and its affiliates confirmed in writing that Satellite No. 1 would be used as a spare or backup for Satellite No. 2 or otherwise deployed or disposed of as determined by the Partnership. Consistent with the resolution, the Partnership paid $73,786 to the Related Party in December 1996 to reimburse the Related Party for 1996 satellite construction costs through December. In addition, the Partnership agreed to reimburse the Related Party $7,535 for the amounts due under the Option Agreement for the exercise of the option, for deployment of the DBS satellites and for other consulting, legal and engineering expenses. As of December 31, 1996, Satellite No. 2 was scheduled for launch in the February - March 1997 timeframe.

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years Ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

 7.  Other Assets

     Other assets at December 31, 1996 and 1995 comprise the following:


                                                               1996      1995
                                                               ----      ----
     Bargain element of transponder lease (see Note 10)                $ 6,706
     Less: accumulated amortization                                     (5,747)
                                                             -------   -------
     Net                                                                   959
                                                             -------   -------

     Prepaid transponder space (see Note 10)                  28,560    12,362
     Less: current portion                                   (21,420)
                                                             -------    ------
                                                               7,140    12,362
                                                             -------    ------
     Deposits                                                    101        73
     Deferred financing fees, net                                107       684
                                                             -------   -------
                                                             $ 7,348   $14,078
                                                             =======   =======

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years Ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

 8.  Satellite Construction Credit Facility

     On March 9, 1994, the Partnership entered into a $565,000 credit facility with a consortium of 25 banks to provide financing for the construction and launch of the satellites described in Note 6. The facility matures June 30, 1997 and borrowings are collateralized by letters of credit issued by each of the general partners (or an affiliate) (the Partners/Partner Affiliates). Borrowings bear interest, at the option of the Partnership, at a rate per annum equal to any of the following:

     1. The greater of the following (the "Alternate Base Rate")

        (i)   The prime rate of Chase Manhattan Bank
        (ii)  The weighted average of the rates for overnight funds plus 0.5%;
              or
        (iii) The secondary market rate for three-month certificates of deposit plus 1%;

     2. The sum of (a) 7/16% plus (b) LIBOR for interest periods of one, two, three, six or, if made available by each of the banks, twelve months; or

     3. The sum of (a) 9/16% plus (b) the CD rate for certificates of deposit having a term of 30, 60, 90 or 180 days.

     Interest is payable, to the extent bearing interest based on the Alternate Base Rate, quarterly, in arrears and to the extent bearing interest based on LIBOR or the CD rate, on the last day of the applicable interest period (and, in the case of a CD or LIBOR rate loan having an interest period longer than 90 days or three months, respectively, at intervals of 90 days and three months, respectively, after the first day of such interest period). Borrowings and prepayments shall be in the amount of $5 million in the case of LIBOR and CD rate loans and $1 million in the case of Alternate Base Rate loans, or in each case, any greater multiple of $1 million. The Partnership will pay quarterly, in arrears, a commitment fee of 3/16% per annum on the daily unused portion of the facility.

     At December 31, 1996, LIBOR borrowings outstanding bear interest at rates ranging from 5.94% to 6.06% and mature at varying dates through March 17, 1997. Also outstanding at December 31, 1996 is an Alternate Base Rate borrowing bearing interest at 8.25%, which

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years Ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

     matured on January 3, 1997. As borrowings mature, the Partnership refinances them under the same facility as provided by the agreements. The Partnership intends to refinance the credit facility, which matures on June 30, 1997, on a long-term basis.

     Interest incurred for the years ended December 31, 1996, 1995 and 1994 totaled $29,607, $24,511 and $8,435, respectively. Commitment fees for the years ended December 31, 1996, 1995 and 1994 totaled $245, $419 and $573, respectively. The interest incurred and commitment fees were capitalized into costs of satellites under construction.

 9.  Long-term Obligation - Satellite

     Effective November 1996, the Partnership entered into an agreement which provides for access to a medium-power satellite (K-2) through June 1997. The agreement requires the Partnership to make payments of $48 per month through July 2008. The present value of these payments was recorded as an intangible asset and a long-term obligation using an interest rate of 7.32%. The intangible asset will be amortized over the expected service life from mid-November 1996 through June 1997. Amortization expense for the year ended December 31, 1996 totaled $917. Future minimum payments under this agreement are as follows:


          Year
          1997                                   $  575
          1998                                      575
          1999                                      575
          2000                                      575
          2001                                      575
          Thereafter                              3,785
                                                 ------
          Total minimum payments                  6,660
          Less: amounts representing interest    (2,178)
                                                 ------
                                                  4,482
          Less: current portion                    (255)
                                                 ------
          Long-term obligation                   $4,227
                                                 ======

     The Partnership will also lease transponders on the satellite  (see Note
10).

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years Ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

 10. Commitments

     The Partnership has long-term lease commitments for office space, satellite services, equipment and transponders which are accounted for as operating leases.

     At December 31, 1996, future minimum lease payment commitments under these leases are as follows:

                                          Transponders
                                       -----------------
           Year                        K-2        GE-2    Other
           ----                        ---        ----    -----

           1997                      $10,500    $ 14,500  $1,710
           1998                                   42,040   1,671
           1999                                   46,800   1,088
           2000                                   46,800     537
           2001                                   46,800     341
           Thereafter                             54,600
                                     -------    --------  ------
           Total minimum rentals     $10,500    $251,540  $5,347
                                     =======    ========  ======

     The K-1 transponder lease arrangement, which terminated in November 1996 provided for fixed payments, as well as payments which escalated over the term of the lease; further, the agreement provided for a deferral of payments until later years. The Partnership recognized the expense related to this agreement by amortizing the total commitments on a straight-line basis. Deferred rent-related party in the accompanying balance sheet represents the difference between the straight-line amortization and cash payments.

     In 1995, the Partnership entered into a satellite transponder service agreement with an affiliate of a Partner for satellite service on 14 transponders on an FSS medium power satellite (GE-2) to be launched into the 85 degree orbital location. This medium power satellite will replace the satellite (K-2) currently used by the Partnership, which is nearing the end of its useful life. Service on GE-2 was scheduled to commence in March 1997 (see Note 13). Under this agreement, the Partnership obtained unprotected service on 14 transponders for a period of one year with an option to extend the service for an additional one-year period. Payments of $16,198 and $12,362 were made to the affiliate in 1996 and 1995, respectively.

     In 1996, the Partnership amended this agreement to provide the Partnership with service on up to 24 transponders on the satellite. The agreement also extended the initial term to four years at an annual rate of $46,800 when the satellite is fully utilized. The term of this agreement was extendable at the option of the Partnership, for the remainder of the useful life of the satellite, along with protection afforded by another satellite (GE-3) to be launched in the fourth quarter of 1997 (see Note 13).

     At the beginning of 1996, the Partnership's business was being operated on 14 transponders on the K-1 medium power satellite operated at 85 degrees. The K-1 satellite was expected to reach its useful end of life in the fourth quarter of 1996. To assure continuity of service, the Partnership in 1995 had entered into an agreement with an affiliate of a Partner to provide the Partnership with temporary satellite service through July 1997 (under certain conditions) on 14-15 transponders on another medium power satellite (K-2) to be located at the 85 degree location. In November 1996, all the Partnership's operations were transferred from K-1 to K-2 successfully. Service on this satellite will continue until GE-2 is deemed commercially operational (see Notes 9 and 13).

     A subsidiary of a partner provides satellite uplink services to the Partnership. Total payments for such services were approximately $10,721, $10,581 and $5,610 for 1996, 1995 and 1994, respectively.

     In addition to the fixed minimum rentals above, all of the transponder leases include variable charges, based upon the number of subscribers to the Partnership's programming service, of one dollar per subscriber per month for all subscribers up to and including 750,000 subscribers, fifty cents per subscriber per month for all subscribers over 750,000 up to a maximum of 2,000,000 subscribers, and no variable charge with respect to any subscribers over 2,000,000. Such variable charges for the years ended December 31, 1996, 1995 and 1994 were approximately $11,613, $5,550 and $1,035, respectively.

     Rent expense under operating leases for the years ended December 31, 1996, 1995 and 1994 was approximately $25,536, $23,500 and $22,208, respectively.

 11. Benefit Plans

     In 1991, the Partnership established a 401(k) Retirement Savings Plan covering substantially all employees who have completed one year of service. The Plan permits eligible employees

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years Ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

     to contribute up to 10% of their annual pre-tax compensation and the Partnership makes matching contributions of up to 50% of participants first 5% of annual pre-tax compensation. The Partnership may also make discretionary contributions to the Plan. The Partnership's contributions to the Plan for the years ended December 31, 1996, 1995 and 1994 totaled approximately $179, $80 and $61, respectively.

     The Partnership has a Long-Term Incentive Compensation Program for senior management. Under the program participants may be awarded units with a value of $1 based upon meeting certain performance objectives. Awarded units vest pro rata at the end of years three through five subsequent to the year of award. As of December 31, 1996 and 1995, 3,535 and 2,115 units have been awarded with values of $3,535 and $2,115, respectively. Compensation expense for the years ended December 31, 1996 and 1995 totaled $755 and $471, respectively. Through December 31, 1996, 323 units with a value of $323 have vested. Unit holders have the option to convert all or a part of their accumulated and unpaid awards to common stock at the initial offering price in the event of a public offering for the Partnership.

 12. Litigation and Contingencies

     The Antitrust Division of the Department of Justice and the antitrust bureaus of several states began a formal investigation into the affairs of the Partnership in 1990. The Partnership complied with the discovery demands and cooperated in the investigations. On June 9, 1993, complaints and consent judgments were filed by the Department of Justice and the attorneys general of forty states in the federal court for the Southern District of New York alleging violations of federal and state antitrust law by the Partnership and the partners in PRIMESTAR Partners. Five additional states and the District of Columbia filed similar complaints in the same court on August 18, 1993. The defendants agreed to settle the allegations in all the complaints for, and the Partnership paid $4,750 without any admission of wrongdoing. Final consent judgments were entered by the District Court (over the objections of certain third parties and attempted intervenors) in all of the state actions on September 14, 1993. The time to appeal the judgments in the state actions has expired. The final consent judgment in the Department of Justice matter was entered by the District Court (over the objections of certain third parties) on April 5, 1994. The time to appeal the judgment expired on June 4, 1994. The consent judgment on the states expires as of October 1997.

     On March 16, 1994, the Partnership received a Civil Investigative Demand
     (CID) from the Antitrust Division of the Department of Justice (DOJ) relative to the DOJ's investigation of restraint of trade. The CID issued by the DOJ does not identify the Partnership as the subject of the investigation. Management does not believe that the Partnership has engaged in any

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years Ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

     unlawful conduct, but has cooperated with the DOJ in its investigation. The DOJ informed the Partnership on January 24, 1996 that it had concluded that it would not take any further action at that time nor did it presently intend to institute any legal proceedings against the Partnership. The DOJ further informed the Partnership that the investigation would remain open and that it would continue to monitor developments in this area; management, however, does not reasonably foresee any additional activity on this matter.

     In complying with the Satellite Home Viewer Act of 1994, the Partnership is required to discontinue network service to certain of its subscribers who are able to receive network services over the air. The Partnership has received challenges from certain network affiliates. In response to such challenges, the Partnership has disconnected the challenged broadcast network service from certain subscribers. None of the networks or affiliates has asserted any claim for damages under applicable law against the Partnership. Discussions are continuing between representatives of the Partnership and representatives of the networks and their affiliates concerning reporting and signal measurement issues under the Act, and both parties will be continuing negotiations toward a final written agreement. If a written agreement is reached, management believes that it is unlikely that the networks and their affiliates will initiate litigation against the Partnership. In the event a written agreement is not reached, management believes it is likely that the networks and their affiliates will initiate litigation against the Partnership. The Act provides for remedies which can include actual damages, injunctions, and statutory damages. Statutory damages per claim are limited to five dollars per subscriber, per month, or $250 in a six month period. At present the Partnership remains unable to determine upon what basis such damages would be calculated or what their amount might be. Therefore, management is unable at this time to assess the impact, if any, of the unasserted claim on the Partnership's results of operations, financial position or cash flows.

     On April 16, 1996, the Partnership was served with a complaint from a third party, now pending in the United States District Court. The Plaintiff claims that the Partnership has infringed a patent on an "audio storage and distribution system," supposedly involving the Partnership's digital satellite TV systems. No specific amount of damages is claimed, but the plaintiff requests compensatory damages (trebled), attorneys' fees and costs, and injunctive relief. This is one of at least 18 similar cases pending against different defendants. The Partnership has made a claim for indemnification against a subsidiary of the equipment provider, which sold the systems in question to the Partnership. Management is unable at this time to assess the impact, if any, of the aforesaid claim on the Partnership's results of operations, financial position or cash flows.

     On April 25, 1996, the Partnership received oral notification of a claim from a third party for alleged patent infringement in an unspecified amount or, in the alternative, a claim for past and future license fees in an amount to be negotiated, arising out of the Partnership's (and its

PRIMESTAR Partners, L.P.
(a limited partnership)
Notes to Financial Statements
For the Years Ended December 31, 1996, 1995 and 1994
(dollars in thousands)
--------------------------------------------------------------------------------

     distributors) utilization of DigiCipher Equipment for the provision of the Partnership's service to its distributors (and their customers). The Partnership has made a claim for indemnification against the supplier of the DigiCipher Equipment to the Partnership. Management is unable at this time to assess the impact, if any, of the aforesaid claim on the Partnership's results of operations, financial position or cash flows.

     The Partnership is currently involved in a contractual dispute with a multi-channel program provider, with respect to whether the Partnership has a contractual obligation to add four (4) additional programming channels upon the transition of its service to GE-2. The program provider has threatened litigation if the matter is not successfully addressed. The parties are currently in discussions to settle the matter. Notwithstanding a failure by the parties to successfully resolve this matter, management believes the matter will not have a material effect on the Partnership's results of operations, financial position or cash flows.

     On November 21, 1996, the International Bureau of the Federal Communications Commission ("FCC") granted EchoStar Satellite Corporation ("EchoStar") a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees immediately adjacent to that occupied by GE-2. Contrary to previous
     FCC policy, EchoStar was authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees and commence operations at that location at a power level of 130 watts, it would likely cause harmful interferences to the reception of the Partnership's signal by its customers.

     On December 23, 1996, an affiliate of a Partner and the Partnership separately requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83 degrees. These requests were opposed by EchoStar and others. These reconsideration requests currently are pending at the International Bureau. In addition, the affiliate and the Partnership have attempted to resolve potential coordination problems directly with EchoStar. It is uncertain whether any coordination between the Partnership and EchoStar will resolve such interference. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference. Management is unable at this time to assess the impact, if any, of the aforesaid matter on the Partnership's results of operations, financial position or cash flows.


 13. Subsequent Events

     On February 19, 1997, the Partnership amended its four year unprotected satellite service agreement with an affiliate of a Partner for service on GE-2 (see Note 10). This amendment revised the agreement to a six year protected arrangement with an option to extend to the end of life, if the option is exercised by December 31, 1997. Under the amendment, annual payments increase to $69,840 from $46,800. If, however, the Partnership exercises the End of Life option of the agreement on or before December 31, 1997, the annual rate will be $62,640. GE-2 became commercially operational on March 1, 1997.

     The affiliate is constructing a spare satellite (GE-3) for this medium power satellite, whereby effective upon the commercial operation date of GE-3, the satellite would be available to the Partnership for the purpose of providing orbital location protected service. Launch of GE-3 is scheduled for the fourth quarter of 1997.

     On March 8, 1997, Satellite No. 2 was successfully launched and is currently undergoing deployment to its orbital location but awaits final checkout on the number of transponders operating in accordance with the specifications (see Note 6).

     Effective March 9, 1997, each of the Partners/Partner Affiliates issued letters of credit totaling $20,000, which increased the total credit facility to $585,000 (see Notes 2 and 8).

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TCI SATELLITE ENTERTAINMENT, INC.



                            By: /s/  Gary S. Howard
                                -------------------------------
                                Name: Gary S. Howard
                                Title: Chief Executive Officer

Dated March 28, 1997



          Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

           Signature                      Title                        Date
           ---------                      -----                        ----

        /s/John C. Malone                                         March 28, 1997
       -------------------
          John C. Malone      Chairman of the Board and
                               Director


       /s/Gary S. Howard                                          March 28, 1997
       ------------------
          Gary S. Howard      Director, Chief Executive
                               Officer and President


       /s/David P. Beddow                                         March 28, 1997
       ------------------
          David P. Beddow     Director


      /s/Kenneth G. Carroll                                       March 28, 1997
      ----------------------
         Kenneth G. Carroll   Senior Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer
                               and Principal Accounting
                               Officer)