Form 10-Q
period 1997-03-31
TCI SATELLITE ENTERTAINMENT INC
filed 1997-05-09
CIK 1022222

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____ to _____


Commission File Number:  0-21317


                         TCI SATELLITE ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          State of Delaware                            84-1299995
----------------------------------------  ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


     8085 South Chester, Suite 300
          Englewood, Colorado                            80112
----------------------------------------  ------------------------------------
     (Address of principal executive                   (Zip Code)
                offices)


       Registrant's telephone number, including area code: (303) 712-4600


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

          The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of April 30, 1997, was:

                 Series A common stock - 58,161,045 shares; and
                   Series B common stock - 8,466,564 shares.

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                          Consolidated Balance Sheets

                                  (unaudited)


                                           March 31,             December 31,
                                             1997                   1996
                                           ----------             ---------
                                                 amounts in thousands
   Assets
   ------

   Cash and cash equivalents               $   71,550                 6,560

   Accounts receivable                         22,745                24,731
   Less allowance for doubtful accounts         6,181                 4,666
                                           ----------             ---------
                                               16,564                20,065
                                           ----------             ---------

   Prepaid expenses                             1,248                   927

   Investment in, and related advances
    to, PRIMESTAR Partners L.P.
   ("PRIMESTAR Partners") (note 6)             29,121                32,240


   Property and equipment, at cost:
    Satellite reception equipment             589,189               595,249
    Subscriber installation costs             187,601               175,553
    Support equipment                          32,734                28,332
    Cost of satellites under
     construction (note 7)                    462,084               457,685
                                           ----------             ---------
                                            1,271,608             1,256,819
    Less accumulated depreciation             181,186               149,165
                                           ----------             ---------
                                            1,090,422             1,107,654
                                           ----------             ---------

   Other assets, net of accumulated
    amortization (note 8)
                                               31,399                12,827
                                           ----------             ---------
                                           $1,240,304             1,180,273
                                           ==========             =========

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                     Consolidated Balance Sheets, continued

                                  (unaudited)


                                           March 31,        December 31,
                                              1997              1996
                                          ----------        ------------
                                              amounts in thousands

Liabilities and Stockholders' Equity
------------------------------------

  Accounts payable                         $   11,054           18,860
  Accrued charges from PRIMESTAR
   Partners (note 6)                           38,211           37,943
  Accrued charges from TCI
   Communications, Inc. ("TCIC")
   (note 10)                                    6,644            8,381
  Accrued interest payable                      2,364               70
  Other accrued expenses                       19,372           15,497
  Subscriber advance payments                  23,337           22,249
  Due to PRIMESTAR Partners (note 7)          462,084          457,685
  Debt (note 9)                               356,669          247,230
                                           ----------        ---------

            Total liabilities                 919,735          807,915
                                           ----------        ---------

  Stockholders' Equity:
   Preferred stock, $.01 par
    value; authorized 5,000,000;
    none issued                                    --               --
   Series A common stock, $1 par
    value; authorized 185,000,000;
    issued 58,161,045 in 1997,
    and 57,946,044 in 1996                     58,161           57,946
   Series B common stock, $1 par
    value; authorized 10,000,000
    shares; issued 8,466,564 in 1997
    and 1996                                    8,467            8,467
   Additional paid-in capital                 522,251          521,724
   Accumulated deficit                      (268,310)         (215,779)
                                           ----------        ---------

            Total stockholders' equity        320,569          372,358
                                           ----------        ---------
  Commitments and contingencies
   (notes 2, 6, 7, 9, 10 and 11)
                                           $1,240,304        1,180,273
                                           ==========        =========

See accompanying notes to financial statements.

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                            Statements of Operations

                                  (unaudited)



                                          Three months ended
                                               March 31,
                                          ------------------
                                             1997      1996
                                          ---------  -------
                                         amounts in thousands
Revenue:
 Programming and equipment rental          $113,501    76,257
 Installation                                 9,763    19,502
                                           --------   -------
                                            123,264    95,759
                                           --------   -------
Operating costs and expenses:
 Charges from PRIMESTAR Partners (note 6):
  Programming                                39,323    27,397
  Satellite, national marketing and
   distribution                              19,936    14,065

 Other operating:
  TCIC (note 10)                              2,615     5,407
  Other                                       3,642     1,982

 Selling, general and administrative:
  TCIC (note 10)                              4,347     4,653
  Other                                      40,041    37,385

 Stock compensation (note 10)                   394      (165)

 Depreciation (note 3)                       54,623    24,189
                                           --------   -------
                                            164,921   114,913
                                           --------   -------

  Operating loss                            (41,657)  (19,154)

Other income (expense):
 Interest expense                            (9,383)       --
 Interest income                                751        94
 Share of losses of PRIMESTAR Partners
  (note 6)                                   (2,161)     (378)
 Other, net                                     (81)       --
                                           --------   -------
                                            (10,874)     (284)
                                           --------   -------

  Loss before income taxes                  (52,531)  (19,438)

Income tax benefit                               --     5,867
                                           --------   -------

  Net loss                                 $(52,531)  (13,571)
                                           ========   =======

Net loss per common share (note 4):
 Historical                                   $(.79)       --
                                           ========   =======
 Pro forma                                       --      (.20)
                                           ========   =======

See accompanying notes to financial statements.

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                Consolidated Statements of Stockholders' Equity

                       Three months ended March 31, 1997

                                  (unaudited)


                                               Common Stock       Additional                    Total
                                          ----------------------   paid-in    Accumulated   stockholders'
                                          Series A    Series B     capital      deficit         equity
                                          --------  ------------  ----------  ------------  --------------
                                                              amounts in thousands

 Balance at January 1, 1997                $57,946         8,467     521,724     (215,779)        372,358

   Net loss                                     --            --          --      (52,531)        (52,531)
   Recognition of stock compensation
    related to stock options and
    restricted stock awards                     --            --         527           --             527
   Issuance of Series A Common
    Stock upon conversion of
    convertible notes of a TCIC
    subsidiary                                 215            --          --           --             215
                                          --------  ------------  ----------  -----------         -------
  Balance at March 31, 1997                $58,161         8,467     522,251     (268,310)        320,569
                                          ========  ============  ==========  ===========         =======

See accompanying notes to financial statements.

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                            Statements of Cash Flows

                                  (unaudited)


                                                Three months ended
                                                     March 31,
                                          --------------------------------
                                             1997                   1996
                                          ---------               --------
                                                amounts in thousands
                                                    (see note 5)

Cash flows from operating activities:
 Net loss                                 $ (52,531)               (13,571)
 Adjustments to reconcile net
  loss to net cash provided by operating
  activities:
   Depreciation                              54,623                 24,189
   Share of losses of
    PRIMESTAR Partners                        2,161                    378
   Accretion of debt discount                 1,993                     --
   Deferred income tax expense                   --                  6,015
   Other non-cash items                       1,035                   (165)
   Changes in operating assets and
    liabilities:
     Change in receivables                    3,501                 11,585
     Change in prepaids                        (321)                  (175)
     Change in accruals and payables          4,740                 10,491
     Change in subscriber advance payments    1,088                  1,508
                                           --------               --------
         Net cash provided by operating
          activities                         16,289                 40,255
                                           --------               --------

Cash flows from investing activities:
 Capital expended for construction of
  satellites                                 (4,399)               (22,913)
 Capital expended for property
  and equipment                             (40,371)               (95,469)
 Additional investments in and
  advances to PRIMESTAR Partners             (6,584)                (5,917)
 Repayment received on advances
  to PRIMESTAR Partners                       7,609                     --
                                           --------               --------
         Net cash used in investing
          activities                        (43,745)              (124,299)
                                           --------               --------

Cash flows from financing activities:
 Borrowings of debt                         405,061                     --
 Repayments of debt                        (299,068)                    --
 Payment of deferred financing
  costs                                     (18,161)                    --
 Increase in due to PRIMESTAR
  Partners                                    4,399                  3,319
 Proceeds from issuance of
  common stock                                  215                     --
 Increase in due to TCIC                         --                 85,796
                                           --------               --------

         Net cash provided by financing
          activities                         92,446                 89,115
                                           --------               --------

         Net increase in cash and cash
          equivalents                        64,990                  5,071

         Cash and cash equivalents:
          Beginning of year                   6,560                  1,801
                                          ---------               --------

          End of year                     $  71,550                  6,872
                                          =========               ========

See accompanying notes to financial statements.

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements

                                 March 31, 1997

                                  (unaudited)


(1)  Basis of Presentation
     ---------------------

     The accompanying financial statements of TCI Satellite Entertainment, Inc. ("TSAT") include the historical financial information of (i) certain satellite television assets (collectively, "TCI SATCO") of TCIC, a subsidiary of Tele-Communications, Inc. ("TCI") for periods prior to the December 4, 1996 consummation of the distribution transaction (the "Distribution") described in note 2, and (ii) TSAT and its consolidated subsidiaries for the period following such date. Upon consummation of the Distribution, TSAT became the owner of the assets that comprise TCI SATCO, which assets included (i) a 100% ownership interest in the TCIC business that distributes the PRIMESTAR/(R)/ programming service to subscribers within specified areas of the continental United States, (ii) a 100% ownership interest in Tempo Satellite, Inc. ("Tempo"), and (iii) a 20.86% aggregate ownership interest in PRIMESTAR Partners.

     Tempo holds a permit (the "FCC Permit") issued by the Federal Communications Commission ("FCC") authorizing the construction, launch and operation of a direct broadcast satellite ("DBS") system. Tempo is also a party to a construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral"), pursuant to which Tempo arranged for the construction of two high power communications satellites (the "Company Satellites") and has an option to purchase up to three additional satellites. PRIMESTAR Partners, which was formed as a limited partnership in 1990 by subsidiaries of TCIC, subsidiaries of several other cable operators, and a subsidiary of General Electric Company, broadcasts satellite entertainment services that are delivered to subscribers through TSAT and certain other authorized distributors.

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

     As further discussed in note 10, the accompanying statements of operations include allocations of certain costs and expenses of TCI. Although such allocations are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis, management believes the resulting allocated amounts are reasonable.

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

     The accompanying financial statements of the Company are unaudited.
     In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K.

(2)  Distribution Transaction
     ------------------------

     General

     On June 17, 1996, the Board of Directors of TCI announced its intention to distribute all the capital stock of the Company to the holders of Tele-Communications, Inc. Series A TCI Group Common Stock (the "Series A TCI Group Common Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock (the "Series B TCI Group Common Stock" and, together with the Series A TCI Group Common Stock, the "TCI Group Common Stock"). On December 4, 1996, the Distribution was effected as a distribution by TCI to holders of record of its TCI Group Common Stock as of the close of business on November 12, 1996 (the "Record Date") of shares of the Series A Common Stock of the Company (the "Series A Common Stock") and Series B Common Stock of the Company (the "Series B Common Stock"). The Distribution did not involve the payment of any consideration by the holders of TCI Group Common Stock (such holders, the "TCI Group Stockholders"), and is intended to qualify as a tax-free spinoff.

     TCI Group Stockholders on the Record Date received one share of Series A Common Stock for each ten shares of Series A TCI Group Common Stock owned of record at the close of business on the Record Date and one share of Series B Common Stock for each ten shares of Series B TCI Group Common Stock owned of record as of the close of business on the Record Date. Fractional shares were not issued. Fractions of one-half or greater of a share were rounded up and fractions of less than one-half of a share were rounded down to the nearest whole number of shares of Series A Common Stock and Series B Common Stock. Immediately following the Distribution, 57,941,044 shares of Series A Common Stock and 8,466,564 shares of Series B Common Stock were issued and outstanding.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements


     Subsequent to the Distribution, the Company and TCI have operated independently, and neither has any stock ownership, beneficial or otherwise, in the other. For the purposes of governing certain of the ongoing relationships between the Company and TCI after the Distribution, and to provide mechanisms for an orderly transition, the Company and TCI have entered into various agreements, including the "Reorganization Agreement" (see below), the "Fulfillment Agreement" (see note 10), the "Indemnification Agreements" (see note 11), the "TCIC Credit Facility" (see note 9), the "Transition Services Agreement" (see note 10), and an amendment to TCI's existing "Tax Sharing Agreement" (see note 10).

     Reorganization Agreement

     The Reorganization Agreement provided for, among other things, the transfer to the Company of the assets of TCI SATCO, and for the assumption by the Company of related liabilities. No consideration was payable by the Company for these transfers, except that two subsidiaries of the Company purchased TCIC's partnership interests in PRIMESTAR Partners for consideration payable by delivery of promissory notes issued by such subsidiaries, which notes were assumed by TCI on or before the Distribution Date in the form of a capital contribution to the Company. The Reorganization Agreement also provides for certain cross-indemnities designed to make the Company financially responsible for all liabilities relating to the digital satellite business conducted by TCI prior to the Distribution, as well as for all liabilities incurred by the Company after the Distribution, and makes TCI financially responsible for all potential liabilities of the Company which are not related to the digital satellite business, including, for example, liabilities arising as a result of the Company having been a subsidiary of TCI.

     Pursuant to the Reorganization Agreement, on the Distribution Date, the Company issued to TCIC a promissory note (the "Company Note"), in the principal amount of $250,000,000, representing a portion of the Company's intercompany balance owed to TCIC on such date. On December 31, 1996, the Company entered into a bank credit agreement with respect to a senior secured reducing revolving credit facility (the "Bank Credit Facility") and used a portion of the borrowing availability thereunder to repay in full all principal and interest due to TCIC pursuant to the Company Note. See note 9.

     Pursuant to the Reorganization Agreement, the remainder of the Company's intercompany balance owed to TCIC on the Distribution Date (other than certain advances made to the Company by TCIC in 1996 to fund certain construction and related costs associated with the Company Satellites, as described in note 7) was assumed by TCI. A portion of such assumption of debt was affected in the form of a capital contribution to the Company; the remainder was affected as consideration for (i) the assumption by the Company of TCI's obligations under options to be granted on the Distribution Date to certain key employees of TCI (who are not employees of the Company) representing, in aggregate, 1,660,190 shares of Series A Common Stock and (ii) the granting by the Company to TCI of an option to purchase up to 4,765,000 shares of Series A Common Stock, at an exercise price of $1.00 per share, as required by TCI from time to time to meet its obligations under the conversion features of certain convertible securities of TCI as such conversion features were adjusted as a result of the Distribution.

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

(4)  Net Loss Per Common Share
     -------------------------

     As described in note 2, TSAT issued 66,407,608 shares of Company
     Common Stock pursuant to the Distribution. The pro forma net loss per share amounts set forth in the accompanying statements of operations assume that the shares issued pursuant to the Distribution were issued and outstanding since January 1, 1996. Accordingly, the calculation of the pro forma net loss per share assumes 66,407,608 weighted average shares were outstanding during the three months ended March 31, 1996. The historical net loss per common share is based on 66,619,276 weighted average shares outstanding during the three months ended March 31, 1997.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. Statement No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company does not believe that the adoption of Statement No. 128 will significantly impact the calculation of the Company's net loss per common share.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


(5)  Supplemental Disclosures to Combined Statements of Cash Flows
     -------------------------------------------------------------

     Cash paid for interest was $4,746,000 during the three months ended
     March 31, 1997, and was not significant during the three months ended March 31, 1996. Cash paid for income taxes was not material during the three months ended March 31, 1997 and 1996.

     With the exception of certain non-cash stock compensation obligations
     (see note 10), transactions effected through the intercompany account with TCIC for periods prior to the Distribution have been considered to be constructive cash receipts and payments for purposes of the accompanying statements of cash flows.

(6)  Investment in PRIMESTAR Partners
     --------------------------------

     Summarized unaudited operating information for PRIMESTAR Partners is as follows (amounts in thousands):

                                            Three months ended
                                                March 31,
                                          ---------------------
                                             1997         1996
                                          ---------    --------
     Results of Operations
     ---------------------

        Revenue                           $ 139,206      91,202
        Operating, selling, general and
           administrative expenses         (141,670)    (92,334)
        Depreciation and amortization          (768)       (798)
                                          ---------     -------

           Operating loss                    (3,232)     (1,930)

        Other income (expense), net          (3,320)        359
                                          ---------     -------

           Net loss                       $  (6,552)     (1,571)
                                          =========     =======

     The bank credit facility of PRIMESTAR Partners (the "PRIMESTAR Credit Facility") was obtained by PRIMESTAR Partners to finance advances to Tempo for payments due in respect of the construction of the Company Satellites, and is supported by letters of credit arranged for by affiliates of all but one of the partners of PRIMESTAR Partners. At March 31, 1997, PRIMESTAR Partners' indebtedness under the PRIMESTAR Credit Facility aggregated $533,000,000, including amounts borrowed to pay interest charges. The PRIMESTAR Credit Facility matures on June 30, 1997. PRIMESTAR is currently seeking to extend the maturity date of, or otherwise refinance the PRIMESTAR Credit Facility. See notes 7 and 11.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

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

     Under PRIMESTAR Partners' limited partnership agreement, the Company has agreed to fund its share of any capital contributions and/or loans to PRIMESTAR Partners that might be agreed upon from time to time by the partners of PRIMESTAR Partners. Additionally, those subsidiaries of the Company that are general partners of PRIMESTAR Partners are liable as a matter of partnership law for all debts of PRIMESTAR Partners in the event the liabilities of PRIMESTAR Partners were to exceed its assets. PRIMESTAR Partners has contingent liabilities related to legal and other matters arising in the ordinary course of business. Management of PRIMESTAR Partners is unable at this time to assess the impact, if any, of such matters on PRIMESTAR Partners' results of operations, financial position, or cash flows.

     The Company and other partners in PRIMESTAR Partners are currently discussing the possibility of a transaction that would consolidate the business of PRIMESTAR Partners and the PRIMESTAR/(R)/ distribution business of each of its distributors. Any such transaction would be subject to numerous conditions, including the negotiation, execution and delivery of definitive documentation, consents from third parties and regulatory requirements. No agreement has yet been reached regarding any such transaction and there can be no assurance that any such transaction will be consummated.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

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

     One of the Company Satellites ("Tempo DBS-1") was outfitted with an antenna designed for operation at the 119(degrees) W.L. orbital location, and was launched into geosynchronous orbit on March 8, 1997. The satellite is currently undergoing in-orbit testing pursuant to the Satellite Construction Agreement. Assuming the successful in-orbit testing of Tempo DBS-1, the Company intends to operate such satellite in "paired transponder" mode, broadcasting on 11 of the 16 available transponder pairs, in accordance with the FCC Permit. The remaining five transponder pairs would be available as in-orbit spares. Operating in paired transponder mode and broadcasting on 11 transponders Tempo DBS-1 would initially be able to deliver approximately 100 channels of digital video and music programming. If advances in compression technology currently being tested become commercially available, Tempo DBS-1 would be able to deliver up to 150 channels of programming. The Company intends, directly or through PRIMESTAR Partners, to operate Tempo DBS-1 as a complementary service to basic cable and other channel-constrained analog services, providing DBS services to those system operators wishing to avoid the high cost of digital plant upgrades, or, subject to future advances in high compression digital statistical multiplexing technology, as a stand-alone DBS service.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Following an unusually intense solar disturbance on April 11, 1997, Loral notified the Company of some reduction of electrical power on Tempo DBS-1. Although it is possible that this power reduction may eventually affect the operation of Tempo DBS-1, either alone or together with any other events that may arise during the expected life of the satellite, the Company does not believe that the value or utility of Tempo DBS-1 is materially impaired, and it is not likely that this power reduction will materially interfere with the use of the satellite as currently contemplated by the Company and PRIMESTAR Partners.

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

     Satellite Launches

     As noted above, Tempo DBS-1 was launched on March 8, 1997 and is currently in the process of in-orbit testing. Under the Satellite Construction Agreement, delivery of a satellite takes place upon Tempo's acceptance of such satellite after completion of in-orbit testing ("Delivery"). Subject to certain limits, Loral must reimburse Tempo for Tempo's actual and reasonable expenses directly incurred as a result of any delays in the Delivery of satellites. The in-orbit useful life of each satellite is designed to be a minimum of 12 years. If in-orbit testing confirms that the satellite conforms fully to specifications and the service life of the satellite will be at least 12 years, Tempo is required to accept the satellite. If in-orbit testing determines that the satellite does not fully conform to specifications but at least 50% of its transponders are functional and the service life of the satellite will be at least six years, Tempo is required to accept the satellite but is entitled to receive a proportionate decrease in the purchase price. Tempo DBS-1 has not yet been accepted, but it is anticipated that Tempo DBS-1 will be accepted during the second quarter of 1997. The Company cannot determine if Tempo DBS-1 fully conforms to specifications until further analysis of the aforementioned power reduction has been completed. If Loral fails to deliver a satellite, it has 29 months to deliver, at its own expense, a replacement satellite. Loral may make four attempts to launch the two Company Satellites; however, if the two Company Satellites are not delivered in such four attempts, Tempo may terminate the Satellite Construction Agreement and receive a refund. Tempo also may terminate the contract in the event of two successive satellite failures.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Loral has warranted that, until the satellites are launched, the satellites will be free from defects in materials or workmanship and will meet the applicable performance specifications. In addition, Loral has warranted that all items other than the satellites delivered under the Satellite Construction Agreement will be free from defects in materials or workmanship for one year from the date of their acceptance and will perform in accordance with the applicable performance specifications. Loral bears the risk of loss of the Company Satellites until Delivery. Upon Delivery, title and risk of loss pass to Tempo. However, Loral is obligated to carry risk insurance on each satellite covering the period from the launch of the satellite through an operating period of 180 days. Such risk insurance is required to cover (i) the cost of any damages due under the Satellite Construction Agreement; (ii) the cost of delivery of a replacement satellite in the event of a satellite failure; and (iii) the refund of the fixed contract price for each undelivered Company Satellite if Loral fails to deliver both Company Satellites after four attempts. Loral is also required to obtain insurance indemnifying Tempo from any third party claims arising out of the launch of a satellite.

     Tempo Option

     In February 1990, Tempo entered into the Tempo Option Agreement with PRIMESTAR Partners granting PRIMESTAR Partners the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit. Under the Tempo Option Agreement, upon the exercise of the Tempo Option, PRIMESTAR Partners was obligated to pay Tempo $1,000,000 (the "Exercise Fee") and to lease or purchase the entire capacity of the DBS System with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS System. In connection with the Tempo Option and certain related matters, Tempo and PRIMESTAR Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by PRIMESTAR Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by PRIMESTAR Partners to Tempo. PRIMESTAR Partners financed such advances to Tempo through borrowings under the PRIMESTAR Credit Facility, which is supported by letters of credit arranged for by affiliates of all but one of the partners of PRIMESTAR Partners. The aggregate funding provided to Tempo by PRIMESTAR Partners ($462,084,000 at March 31, 1997) is reflected in "Due to PRIMESTAR Partners" in the accompanying balance sheets. At March 31, 1997, the amount borrowed by PRIMESTAR Partners under the PRIMESTAR Credit Facility was $533,000,000, including amounts borrowed to pay interest charges. See notes 6 and 11.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

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

     On February 7, 1997, the Partners Committee of PRIMESTAR Partners adopted a resolution (i) affirming that PRIMESTAR Partners had unconditionally exercised the Tempo Option, (ii) approving the proposed launch of Tempo DBS-1 into the 119(degrees) W.L. orbital position and the use of Satellite No. 2 as a spare or back-up for Tempo DBS-1, pending other deployment or disposition as determined by PRIMESTAR Partners, and (iii) authorizing the payment by PRIMESTAR Partners to Tempo of the Exercise Fee and other amounts in connection with the Tempo Option and the Tempo Letter Agreements, including funding of substantially all construction and related costs relating to the Company Satellites not previously funded by PRIMESTAR Partners. Such amounts have been paid to the Company.

     The Company currently intends to pursue its high power strategy through PRIMESTAR Partners, consistent with such resolution. Although the Company and PRIMESTAR Partners have not entered into an agreement with respect to the lease or purchase of 100% of the capacity of the proposed Tempo DBS system pursuant to the Tempo Option, and there can be no assurances that potential disagreements will not arise as such agreements are negotiated, the Company does not currently believe that any such potential disagreement is reasonably likely to have a material adverse effect on the Company. The Tempo Letter Agreements permit PRIMESTAR Partners to apply its advances to Tempo against any payments due under the Tempo Option with respect to such purchase or lease of satellite capacity. The Company believes that its obligations to PRIMESTAR Partners with respect to such advances will be satisfied in connection with the completion of such purchase or lease; however if notwithstanding the exercise of the Tempo Option such purchase or lease of satellite capacity is not completed, the Company believes that alternative courses of action are available that would allow the Company to recover the Company's costs of constructing the Company Satellites.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

(8)    Other Assets
       ------------
       The components of other assets are as follows (amounts in thousands):


                                           March 31,            December 31,
                                             1997                  1996
                                           ---------            -----------

       Deferred financing costs, net
        of accumulated amortization         $24,810                  7,000
       Investment in, and advances to,
        ResNet Communications, Inc.           6,589                  5,827
                                            -------                 ------
                                            $31,399                 12,827
                                            =======                 ======

(9)    Debt
       ----

       The components of debt are as follows (amounts in thousands):

                                               March 31,         December 31,
                                                  1997                1996
                                               ---------         ------------
       Bank Credit Facility (a)                $      --            246,000
       Senior Subordinated Notes (b)             200,000                 --
       Senior Subordinated Discount Notes (b)    154,055                 --
       TCIC Credit Facility (c)                       --                 --
       Other                                       2,614              1,230
                                                --------            -------
                                               $ 356,669            247,230
                                               =========            =======

       (a)  Bank Credit Facility

            On December 31, 1996, the Company entered into the Bank Credit Facility. As a result of the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, the maximum commitments under the Bank Credit Facility were increased from $350,000,000 to $750,000,000. At March 31, 1997,
            $720,000,000 of such maximum commitments were unused. The availablility of such commitments for borrowing is subject to the Company's compliance with operating and financial covenants and other customary conditions. Commencing March 31, 2001, aggregate commitments will be reduced quarterly in accordance with a schedule, until final maturity at June 30, 2005. The Company's initial borrowings under the Bank Credit Facility were used to repay in full the principal amount of and accrued interest on the Company Note and to fund financing costs associated with the arrangement of the facility.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


          Borrowings under the Bank Credit Facility bear interest at variable rates. In addition, the Company is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the available commitments, payable quarterly in arrears and at maturity. Such commitment fees aggregated $396,000 during the three months ended March 31, 1997.

          Borrowings under the Bank Credit Facility are guaranteed by TSAT's restricted subsidiaries (currently all of the Company's subsidiaries except Tempo) (the "Restricted Subsidiaries"), and secured by collateral assignments or other security interests in (i) all capital stock of certain of the Company's Restricted Subsidiaries and (ii) substantially all of the Company's assets (other than the Company Satellites). The Bank Credit Facility contains affirmative covenants regarding minimum subscribers, revenue per subscriber and debt service coverage, as well as negative covenants that restrict the Company and its Restricted Subsidiaries from, among other things, (i) incurring indebtedness, (ii) creating liens and other encumbrances, (iii) entering into merger or consolidation transactions, (iv) entering into transactions with affiliates, (v) making investments, (vi) making capital expenditures, (vii) paying dividends and other distributions,
          (viii) redeeming stock, (ix) redeeming or purchasing of subordinated debt (except under certain limited circumstances) (x) paying interest on or principal of subordinated debt during the continuation of (A) an event of default under the Bank Credit Facility or (B) a default under the Bank Credit Facility of which management of the Company has actual or constructive notice, (xi) entering into sale and leaseback transactions and (xii) engaging in non-designated activities. The Bank Credit Facility also contains customary events of default and provisions for mandatory prepayments and commitment reductions in the event of certain asset sales.

          During the first quarter of 1997, two letters of credit with an aggregate drawable amount of $30,000,000 were issued for the account of TSAT pursuant to the Bank Credit Facility. See note 11.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)
                         Notes to Financial Statements

     (b)  Notes

          On February 20, 1997, the Company issued 10-7/8% Senior Subordinated Notes due 2007 having an aggregate principal amount of $200,000,000 the ("Senior Subordinated Notes") and 12-1/4% Senior Subordinated Discount Notes due 2007 having an aggregate principal amount at maturity of $275,000,000 (the "Senior Subordinated Discount Notes", and together with the Senior Subordinated Notes, the "Notes"). The net proceeds from the issuance of the Notes (approximately $340,500,000 after deducting offering expenses) were initially held in escrow and were subsequently released to the Company on March 17, 1997. The Company initially used $244,404,000 of such net proceeds to repay amounts outstanding under the Bank Credit Facility and expects to use the remaining net proceeds to fund capital expenditures and operations and to provide for working capital and for other general corporate purposes.

          Cash interest on the Senior Subordinated Notes will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 1997. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter cash interest will accrue at a rate of 12-1/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2002, provided however, that at any time prior to February 15, 2002, the Company may make a Cash Interest Election (as defined) on any interest payment date to commence the accrual of cash interest from and after the Cash Election Date (as defined). The Notes will be redeemable at the option of the Company, in whole or in part, at any time after February 15, 2002 at specified redemption prices. In addition, prior to February 15, 2000, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Notes at specified redemption prices. The Notes were not originally registered under the Securities Act of 1933, as amended (the "Securities Act") and the Company may incur interest penalties in the event that the Notes are not exchanged by July 5, 1997 for similar securities that are registered under the Securities Act, and under certain other circumstances relating to such exchange.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     (c)  TCIC Credit Facility

          In connection with the Distribution, the Company and TCIC entered into the TCIC Credit Facility to provide for the terms of the Company Note and to provide for a revolving credit facility (the "TCIC Revolving Loans"). The TCIC Credit Facility required the Company to use its best efforts to obtain external debt or equity financing after the Distribution Date and provided for mandatory prepayment of the TCIC Revolving Loans and the Company Note from the proceeds thereof. As described in (a) above, the initial borrowings under the Bank Credit Facility were used to repay the Company Note in full. In connection with the February 1997 issuance of the Notes (see below) and the March 1997 determination that GE-2 was commercially operational, borrowing availability pursuant to the TCIC Credit Facility was terminated.

     With the exception of the Notes, which had an aggregate fair value of $300,715,000 at March 31, 1997, the Company believes that the fair value and the carrying value of the Company's debt were approximately equal at March 31, 1997.

(10) Transactions with Related Parties
     ---------------------------------

     Through the Distribution Date, the effects of all transactions between the Company and TCI were reflected as adjustments to a non-interest bearing intercompany account. As described in note 2, all but $250,000,000 of this intercompany account was forgiven in connection with the Distribution (other than certain advances relating to construction of the Company Satellites, which were repaid from advances subsequently received from PRIMESTAR Partners). Subsequent to the Distribution Date, the effects of all transactions (other than those related to the TCIC Credit Facility) will be reflected in a non-interest bearing account between the Company and TCIC to be settled periodically in cash.

     TCIC provides certain installation, maintenance, retrieval and other customer fulfillment services to the Company. During the three months ended March 31, 1997 and 1996, the Company's capitalized installation costs included amounts charged by TCIC to the Company of $15,358,000 and $10,991,000, respectively. Maintenance, retrieval and other operating expenses charged by TCIC to the Company aggregated $2,615,000 and $5,407,000 during the three months ended March 31, 1997 and 1996, respectively. Prior to the Distribution, the foregoing charges were allocated from TCIC to the Company based upon a standard charge for each of the customer fulfillment activities performed by TCI.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Since January 1, 1997, charges for customer fulfillment services provided by TCIC have been made pursuant to the Fulfillment Agreement entered into by the Company and TCIC in connection with the Distribution. Pursuant to the Fulfillment Agreement, TCIC has continued to provide fulfillment services on an exclusive basis to the Company following the Distribution with respect to customers of the PRIMESTAR/(R)/ medium power service. Such services, which include installation, maintenance, retrieval, inventory management and other customer fulfillment services, are to be performed in accordance with specified performance standards. The Fulfillment Agreement has an initial term of two years and is terminable, on 180 days notice to TCIC, by the Company at any time during the first six months following the Distribution Date. The cost to the Company of the services provided by TCIC under the Fulfillment Agreement, as currently executed, exceeds the standard charges allocated to the Company for such services through December 31, 1996. The Company and TCIC are currently discussing certain proposed changes to the Fulfillment Agreement, but there can be no assurance that any such changes will be agreed to or that the Company will not exercise its right to terminate the Fulfillment Agreement if an acceptable amendment is not agreed to prior to the end of the Company's six-month termination window. There can be no assurance that the terms of the Fulfillment Agreement are not more or less favorable than those which could be obtained by the Company from third parties, or that comparable services could be obtained by the Company from third parties on any terms if the Fulfillment Agreement is terminated.

     TCIC also provides corporate administrative services to the Company.
     The charges for such administrative services aggregated $4,347,000 and $4,653,000 during the three months ended March 31, 1997 and 1996, respectively. Prior to the Distribution, such administrative expenses, were allocated from TCIC to the Company based primarily on the estimated cost of providing the service.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Since the Distribution Date, charges for administrative services provided by TCIC have been made pursuant to the Transition Services Agreement entered into by the Company and TCI in connection with the Distribution. Pursuant to the Transition Services Agreement between TCI and the Company, TCI is obligated to provide to the Company certain services and other benefits, including certain administrative and other services that were provided by TCI prior to the Distribution. Pursuant to the Transition Services Agreement, TCI has also agreed to provide the Company with certain most-favored-customer rights to programming services that TCI or a wholly-owned subsidiary of TCI may own in the future and access to any volume discounts that may be available to TCI for purchase of home satellite dishes, satellite receivers and other equipment. As compensation for the services rendered and for the benefits made available to the Company pursuant to the Transition Services Agreement, the Company is required to pay TCI a monthly fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers), up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. The Transition Services Agreement continues in effect until the close of business on December 31, 1999, and will be renewed automatically for successive one-year periods thereafter, unless earlier terminated by
     (i) either party at the end of the initial term or the then current renewal term, as applicable, on not less than 180 days' prior written notice to the other party, (ii) TCI upon written notice to the Company following certain changes in control of the Company, and (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events.

     Certain key employees of the Company hold stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of the Company have been recorded in the accompanying financial statements, but are subject to future adjustment based upon the market value of the underlying TCI common stock and, ultimately, on the final determination of market value when the rights are exercised. Non-cash decreases to the Company's share of TCI's estimated stock compensation liability, aggregated $38,000 and $165,000 during the three months ended March 31, 1997 and 1996, respectively.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     A tax sharing agreement (the "Tax Sharing Agreement") among TCI, TCIC and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. In connection with the Distribution, the Tax Sharing Agreement was amended to provide that the Company will be treated as if it had been a party to the Tax Sharing Agreement, effective July 1, 1995. Pursuant to the amended Tax Sharing Agreement, beginning on the July 1, 1995 effective date, TSAT is responsible to TCI for its share of current consolidated income tax liabilities through the Distribution Date, and TCI is responsible to the extent that TSAT's income tax attributes generated after the effective date and through the Distribution Date are utilized by TCI to reduce its consolidated income tax liabilities. The Company's intercompany income tax allocation for the three months ended March 31, 1996 has been calculated in accordance with the Tax Sharing Agreement.

(11) Commitments and Contingencies
     -----------------------------

     At March 31, 1997, the Company's future minimum commitments to purchase satellite reception equipment aggregated approximately $35,000,000.

     The Company engages master sales agents to recruit, train and maintain a network of sub-agents to sell services on behalf of the Company and to install, service and maintain equipment located at the premises of the subscribers. As a part of the compensation paid for such services, the Company has agreed to pay certain residual sales commissions equal to a percentage of the programming revenue collected from a subscriber installed by a master sales agent during specified periods following the initiation of service (generally five years). During the three months ended March 31, 1997 and 1996, respectively, residual sales commissions to such master sales agents aggregated $4,216,000 and $2,414,000, respectively, and were charged to expense in the accompanying statements of operations.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     On the Distribution Date, the Company entered into Indemnification Agreements (the "Indemnification Agreements") with TCIC and TCI UA 1, Inc., an indirect subsidiary of TCIC, ("TCI UA 1"). The Indemnification Agreement with TCIC provides for the Company to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCIC to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The drawable amount of such letter of credit is $25,000,000. See note 6.

     During the first quarter of 1997, an additional irrevocable transferable letter of credit was issued pursuant to the Bank Credit Facility for the account of TSAT to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The initial drawable amount of this letter of credit is $25,000,000, increasing to $50,000,000 if PRIMESTAR Partners exercises the End-Of-Life Option. See notes 6 and 9.

     The Indemnification Agreement with TCI UA 1 provides for the Company to reimburse TCI UA 1 for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCI UA 1 (the "TCI UA 1 Letter of Credit"), which supports the PRIMESTAR Credit Facility. The drawable amount of the TCI UA 1 Letter of Credit was $141,250,000 at March 31, 1997. See notes 6 and 7.

     During the first quarter of 1997, an additional irrevocable transferable letter of credit was issued pursuant to the Bank Credit Facility for the account of TSAT to support the PRIMESTAR Credit Facility. The drawable amount of this letter of credit is $5,000,000. See notes 6 and 9.

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

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     During the first quarter of 1997, TCI agreed to cause TCI UA 1 to renew the letter of credit arranged by it on the Company's behalf, through December 31, 1997. The Company believes (but cannot assure) that during such period the Company and/or PRIMESTAR Partners will be able to obtain permanent financing for the Company Satellites (to the extent not sold to a person other than PRIMESTAR Partners) on a basis that does not require the Company to post a letter of credit with respect thereto. If such permanent financing is not available, under certain maintenance covenants contained in the Bank Credit Facility, the Company would be unable to provide or arrange for such a letter of credit unless (i) the lenders under the Bank Credit Facility were to agree to amend or waive such covenants to permit the posting of such letter of credit by the Company, (ii) TCI were to agree to renew the TCI UA 1 Letter of Credit for an additional period, or (iii) the Company were to achieve a greater than anticipated increase in operating income before depreciation and stock compensation. If the Company and/or PRIMESTAR Partners are unable to refinance the Company Satellites (to the extent not sold to a person other than PRIMESTAR Partners) without a letter of credit and is unable to post (or arrange for the posting of) such a letter of credit, the Company could be adversely affected. See notes 6, 7 and 9.

     The International Bureau of the FCC (the "International Bureau") has granted EchoStar Satellite Corporation, a subsidiary of EchoStar Communications Corp. (together with its consolidated subsidiaries, "EchoStar") a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83(degrees) W.L., immediately adjacent to that occupied by GE-2. Contrary to previous FCC policy, EchoStar was authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83(degrees) W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR/(R)/ signal by subscribers to such service.

     Subsequently, GE Americom and PRIMESTAR Partners separately requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83(degrees) W.L. These requests were opposed by EchoStar and others. These requests currently are pending at the International Bureau. In addition, GE Americom and PRIMESTAR Partners have attempted to resolve potential coordination problems directly with EchoStar. It is uncertain whether any coordination between PRIMESTAR Partners and EchoStar will resolve such interference. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference. Although the ultimate outcome of this matter cannot presently be predicted, the Company believes that any such outcome would not have a material adverse effect on the Company's financial condition and results of operations.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
  Results of Operations
  ---------------------

General
-------

          The following discussion and analysis provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with (i) the accompanying financial statements of the Company, and (ii) the financial statements, and related notes thereto, of the Company, and Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
Results of Operations included in the Company's Annual Report on Form 10-K for
---------------------
the year ended December 31, 1996.

Material Changes in Results of Operations
-----------------------------------------

          As described in greater detail below, the Company reported net losses of $52,531,000 and $13,571,000 during the three months ended March 31, 1997 and 1996, respectively. Improvements in the Company's results of operations are largely dependent upon its ability to increase its customer base while maintaining its pricing structure, reducing subscriber churn and effectively managing the Company's costs. No assurance can be given that any such improvements will occur. In addition, the Company incurs significant sales commission and installation costs when its customers initially subscribe to the service. Management expects that the costs of acquiring subscribers will continue to be significant so long as the Company maintains its rapid growth. The high cost of obtaining new subscribers also magnifies the negative effects of subscriber churn.

          During the three months ended March 31, 1997 and 1996, and the years ended December 31, 1996, 1995 and 1994, (i) the Company's annualized subscriber churn rate (which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period) was 27.2%, 48.0%, 38.5%, 24.7% and 16.1%, respectively, and (ii) the average subscriber life implied by such subscriber churn rate was 3.7 years, 2.1 years,
2.6 years, 4.1 years and 6.2 years, respectively.

          As set forth above, the Company experienced a higher rate of subscriber churn in 1996, as compared to the first quarter of 1997 and prior periods. The Company believes that the higher 1996 churn rate is primarily attributable to the fact that subscribers were allowed to initiate service with no credit approval during the fourth quarter of 1995 and the first six months of 1996. Service to a significant number of such subscribers was terminated during 1996 after their accounts became delinquent. Such delinquent accounts contributed to a significant increase in the Company's bad debt expense during 1996. The Company has addressed this issue by implementing more stringent credit policies. In this regard, the Company began to institute more selective credit policies during the third quarter of 1996 and further tightened such policies during the fourth quarter of 1996. The Company believes that a significant percentage of the subscribers whose service was terminated during 1996 would not have been allowed to initiate service if the credit policies that are currently in effect had been in place during 1995.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

          Although no assurance can be given, the Company expects that churn rates for the remainder of 1997 and future periods will continue to show improvement from the levels experienced in 1996. If the Company's churn rates were to return to the 1996 levels or to increase, the Company believes that its financial condition and results of operations would be adversely affected.

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

          Since July 1994, when PRIMESTAR Partners completed its conversion from an analog to a digital signal, the Company has experienced significant growth in Authorized Units. In this regard, the number of Authorized Units was 842,000 and 584,000 at March 31, 1997 and 1996, respectively, and 805,000, 535,000 and
100,000 at December 31, 1996, 1995 and 1994, respectively. To the extent not otherwise described, increases in the Company's revenue and operating, selling, general and administrative expenses, as detailed below, are primarily related to such growth in Authorized Units. The Company is operating in an increasingly competitive environment. No assurance can be given that such increasing competition will not adversely affect the Company's ability to continue to achieve significant growth in Authorized Units and revenue.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

          TCIC has historically provided the Company with certain fulfillment services with respect to customers of the PRIMESTAR/(R)/ programming service. Prior to the Distribution, charges for such services were allocated to the Company by TCIC based on scheduled rates. Since January 1, 1997, TCIC has continued to provide such fulfillment services on an exclusive basis to the Company pursuant to the Fulfillment Agreement. Such services, which include installation, maintenance, retrieval, inventory management and other customer fulfillment services, are to be performed in accordance with specified performance standards. The Fulfillment Agreement has an initial term of two years, and is terminable, on 180 days notice to TCIC, by the Company at any time during the first six months following the Distribution Date. The Company and TCIC are currently discussing certain proposed changes to the Fulfillment Agreement, but there can be no assurance that any such changes will be agreed to or that the Company will not exercise its right to terminate the Fulfillment Agreement if an acceptable amendment is not agreed to prior to the end of the Company's six-month termination window. There can be no assurance that the terms of the Fulfillment Agreement are not more or less favorable than those which could be obtained from unaffiliated third parties, or that comparable services could be obtained by the Company from third parties on any terms if the Fulfillment Agreement is terminated.

          Installation charges from TCIC include direct and indirect costs of performing installations. Through the Distribution Date, the Company capitalized a portion of such charges as subscriber installation costs based upon amounts charged by unaffiliated third parties to perform similar services. Subsequent to the Distribution Date, the Company has capitalized the full amount of installation fees paid to TCIC. Additionally, the scheduled rates for the services provided by TCIC under the Fulfillment Agreement, as currently executed, exceed the scheduled rates upon which charges, historically, were allocated to the Company for such services. In this regard, installation charges allocated to the Company by TCIC aggregated $13,303,000 during the three months ended March 31, 1996. If the Fulfillment Agreement had been in effect on January 1, 1996, the estimated installation fees payable by the Company to TCIC would have been $18,188,000 for the three months ended March 31, 1996. The amounts payable in future periods by the Company to TCIC under the Fulfillment Agreement will be dependent upon the level of fulfillment services provided by TCIC to the Company.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

          Certain financial information concerning the Company's operations is presented below (dollar amounts in thousands):



                                                          T hree months ended March 31,
                                               -----------------------------------------------
                                                         1997                    1996
                                               ----------------------     --------------------
                                                           Percentage               Percentage
                                                           of total                 of total
                                                Amount     revenue        Amount    revenue
                                               ---------   ----------     -------   ----------
 Revenue:
   Programming and equipment rental             $113,501           92%    $76,257           80%
   Installation                                    9,763            8      19,502           20
                                                --------          ---     -------         ----
      Total revenue                              123,264          100      95,759          100
                                                --------          ---     -------         ----

 Operating costs and expenses:
   Charges from PRIMESTAR Partners:
      Programming                                (39,323)         (32)    (27,397)         (29)
      Satellite, national
       marketing and distribution                (19,936)         (16)    (14,065)         (14)
                                                --------          ---     -------         ----
                                                 (59,259)         (48)    (41,462)         (43)
   Other operating:
     Allocations from TCIC                        (2,615)          (2)     (5,407)          (6)
     Other                                        (3,642)          (3)     (1,982)          (2)
                                                --------          ---     -------         ----
                                                  (6,257)          (5)     (7,389)          (8)
                                                --------          ---     -------         ----

   Selling, general and administrative:
     Selling and regional marketing              (21,408)         (17)    (23,417)         (24)
     Bad debt                                     (4,927)          (4)     (5,628)          (6)
     Allocations from TCIC                        (4,347)          (4)     (4,653)          (5)
     Other general and administrative            (13,706)         (11)     (8,340)          (9)
                                                --------          ---     -------         ----
                                                 (44,388)         (36)    (42,038)         (44)
                                                --------          ---     -------         ----

     Operating Cash Flow (1)                      13,360           11       4,870            5

   Stock compensation                               (394)          --         165           --

   Depreciation                                  (54,623)         (45)    (24,189)         (25)
                                                --------          ---     -------         ----

     Operating loss                             $(41,657)         (34)%  $(19,154)         (20)%
                                                ========          ===    ========         ====

____________________

(1) Operating Cash Flow, which represents operating income before depreciation and stock compensation, is a commonly used measure of value and borrowing capacity. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

          Revenue increased $27,505,000 or 29% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such increase represents the net effect of a $37,244,000 or 49% increase in programming and equipment rental revenue and a $9,739,000 or 50% decrease in installation revenue. The increase in programming and equipment rental revenue is primarily the result of an increase from the 1996 period to the 1997 period in the average number of Authorized Units. Additionally, the Company's average monthly programming and equipment rental revenue per Authorized Unit increased from $44 during the 1996 period to $45 during the 1997 period. Such increase was primarily the result of an increase in the average monthly revenue derived from premium and pay-per-view services. The decrease in installation revenue is primarily attributable to a reduction from the 1996 period to the 1997 period in the number of installations performed and a decrease from $170 during the 1996 period to $107 during the 1997 period in the average installation revenue from each Authorized Unit installed. Such decrease in average installation revenue is primarily attributable to certain promotional campaigns that were in effect during 1997.

          PRIMESTAR Partners provides programming services to the Company and other authorized distributors in exchange for a fee based upon the number of customers receiving programming services. PRIMESTAR Partners also arranges for satellite capacity and uplink services, and provides national marketing and administrative support services, in exchange for a separate authorization fee from each authorized distributor, including the Company, based on such distributor's total number of Authorized Units. The aggregate charges for such services increased $17,797,000 or 43% during the three months ended March 31, 1997, as compared to the corresponding prior year period. The average aggregate monthly amount per Authorized Unit charged by PRIMESTAR Partners was $23 and $24 during the three months ended March 31, 1997 and 1996, respectively. For additional information concerning the operations of PRIMESTAR Partners, see related discussion below.

          Other operating costs and expenses, which are primarily comprised of amounts related to customer fulfillment activities, decreased $1,132,000 or 15% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to the fact that the Company's other operating costs and expenses for the three months ended March 31, 1996 included $2,312,000 of installation fees paid to TCIC that were not capitalized. Other operating costs and expenses for the three months ended March 31, 1997 do not include a similar amount since the Company has capitalized the full amount of installation fees paid to TCIC subsequent to the Distribution Date. As described above, the charges for installation and other customer fulfillment services provided by TCIC have been made pursuant to the Fulfillment Agreement since January 1, 1997.



                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

          Selling, general and administrative expenses increased $2,350,000 or 6% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Selling and marketing expenses, which represented 17% of revenue during the 1997 period, include sales commissions, marketing and advertising expenses, and costs associated with the operation of a customer service call center. Bad debt expense represented 4% of revenue during the 1997 period. In total, selling, general and administrative expenses represented 36% and 44% of revenue during the three months ended March 31, 1997 and 1996, respectively. The decrease in such percentage is primarily attributable to the relatively fixed nature of certain components of the Company's selling, general and administrative expenses.

          Through the Distribution Date, general and administrative allocations from TCIC were generally based upon the estimated cost of the general and administrative services provided to the Company. Since the Distribution Date, charges for administrative services provided by TCIC have been made pursuant to the Transition Services Agreement. The amounts charged to the Company pursuant to the Transition Services Agreement are in excess of the amounts that would have been allocated by TCIC to the Company under the arrangement that was in effect through the Distribution Date. If the Transition Services Agreement had been effective as of January 1, 1996, general and administrative charges from TCIC would have been approximately $5,746,000 for the three months ended March 31, 1996.

          The $30,434,000 or 126% increase in depreciation during the three months ended March 31, 1997, as compared to the corresponding prior year period, is the result of an increase in the Company's depreciable assets due primarily to capital expenditures with respect to the Company's satellite reception equipment. Changes in the Company's depreciation policies also contributed to the increase. Effective October 1, 1996, the Company (i) changed the method used to depreciate its subscriber installation costs, and (ii) reduced the estimated useful life of certain satellite reception equipment. The inception-to-date effect on depreciation expense of the change in depreciation method was recorded during the fourth quarter of 1996. The effect of the reduction in estimated useful life was accounted for on a prospective basis. For additional information concerning such accounting changes, see note 3 to the accompanying financial statements of the Company.

          The Company incurred interest expense of $9,383,000 during the three months ended March 31, 1997. Substantially all of such interest was attributable to the December 31, 1996 completion of the Bank Credit Facility and the February 1997 issuance of the Notes. The Company expects that it will continue to incur significant levels of interest expense in future periods.

                                                                     (continued)
                                      I-31

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

          The Company's share of PRIMESTAR Partners' net losses increased $1,783,000 or 472% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to increases in PRIMESTAR Partners' interest expense and operating loss. The increase in interest expense is attributable to interest incurred on borrowings under the PRIMESTAR Credit Facility that were used to fund the construction of Satellite No. 2. Prior to the January 1, 1997 determination that construction of Satellite No. 2 was substantially complete, interest incurred on the applicable borrowings under the PRIMESTAR Credit Facility had been capitalized. The increase in PRIMESTAR Partners' operating loss occurred as the increase in PRIMESTAR Partners' revenue did not fully offset increases in selling, marketing and certain other expenses. Historically, PRIMESTAR Partners' operating deficits have been funded by capital contributions from the Company and the other partners of PRIMESTAR Partners. To the extent that future Authorized Unit growth does not generate increases in PRIMESTAR Partners' revenue sufficient to offset its operating costs and expenses, the Company anticipates that any such operating deficit would be funded by PRIMESTAR Partners' then existing external sources of liquidity (which may include capital contributions from the Company and PRIMESTAR Partners' other partners), or by increases in the above-described programming and authorization fees charged by PRIMESTAR Partners to the Company and other authorized distributors.

          The Company recognized no income tax benefit during the three months ended March 31, 1997 and an income tax benefit of $5,867,000 during the three months ended March 31, 1996. The effective tax rate associated with the 1996 benefit was 30%. The Company's income tax benefit for the three months ended March 31, 1996 includes intercompany allocations from TCI of current income tax benefits of $11,882,000. As a result of the Distribution, the Company is no longer a part of the TCI consolidated tax group, and accordingly, is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset the Company's income tax liabilities or the Company generates taxable income. For financial reporting purposes, all of the Company's income tax liabilities had been fully offset by income tax benefits at December 31, 1996 and March 31, 1997. Additionally, during the first several years following the Distribution, the Company believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis. In connection with the Distribution, the Company became a party to the Tax Sharing Agreement that currently exists among TCI, TCIC and certain other subsidiaries of TCI. For additional information, see note 10 to the accompanying financial statements of the Company.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position
--------------------------------------

          Prior to the Distribution Date, the Company relied upon non-interest bearing advances from TCI in order to fund the majority of the Company's working capital requirements and capital expenditures. On the Distribution Date, the Company issued the Company Note to TCIC and TCIC agreed to provide the Company with financing pursuant to the TCIC Credit Facility. The TCIC Credit Facility provided for TCIC's commitment to make revolving loans to the Company (the "TCIC Revolving Loans") and the Company's obligations with respect to the TCIC Revolving Loans and the Company Note, including the Company's best efforts obligations to refinance the TCIC Credit Facility. On December 31, 1996, the Company entered into the Bank Credit Facility and used proceeds therefrom to repay the Company Note in full. In connection with the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, borrowing availability pursuant to the TCIC Credit Facility was terminated. Accordingly, TCI is not expected to be a source of financing for the Company in future periods.

          On February 20, 1997, the Company issued the 10-7/8% Senior Subordinated Notes due 2007 having an aggregate principal amount of $200,000,000 and the 12-1/4% Senior Subordinated Discount Notes due 2007 having an aggregate principal amount at maturity of $275,000,000. The net proceeds from the issuance of the Notes (approximately $340,500,000 after deducting offering expenses) were initially held in escrow and were subsequently released to the Company on March 17, 1997. The Company initially used $244,404,000 of such net proceeds to repay amounts outstanding under the Bank Credit Facility and expects to use the remaining net proceeds to fund capital expenditures and operations and to provide for working capital and for other general corporate purposes.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Financial Position (continued)
--------------------------------------------------

          Cash interest on the Senior Subordinated Notes will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 1997. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter cash interest will accrue at a rate of 12-1/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2002, provided however, that at any time prior to February 15, 2002, the Company may make a Cash Interest Election (as defined) on any interest payment date to commence the accrual of cash interest from and after the Cash Election Date (as defined). The Notes will be redeemable at the option of the Company, in whole or in part, at any time after February 15, 2002 at specified redemption prices. In addition, prior to February 15, 2000, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Notes at specified redemption prices. The Notes were not originally registered under the Securities Act and the Company will incur interest penalties if the Notes are not exchanged by July 5, 1997 for similar securities that are registered under the Securities Act, and under certain other circumstances relating to such exchange.

          At March 31, 1997, there were no outstanding borrowings under the Bank Credit Facility. As a result of the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, the maximum available commitments under the Bank Credit Facility were increased from $350,000,000 to $750,000,000. At March 31, 1997, $720,000,000 of such maximum commitments was unused. The availability of such commitments for borrowing is subject to the Company's compliance with operating and financial covenants and other customary conditions. Commencing March 31, 2001, aggregate commitments under the Bank Credit Facility will be reduced quarterly in accordance with a schedule, until final maturity at June 30, 2005. For additional information concerning the Bank Credit Facility, see note 9 to the accompanying financial statements of the Company.

          The Company also has relied upon advances from PRIMESTAR Partners to finance the cost of constructing the Company Satellites. Such advances, which aggregated $462,084,000 at March 31, 1997, are reflected as a liability in the balance sheets in the accompanying financial statements of the Company. See related discussion below.

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

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

          During the three months ended March 31, 1997 and 1996, the Company's operating activities provided cash of $16,289,000, and $40,255,000, respectively. A significant portion of the cash provided by the Company's operating activities during the 1996 period is attributable to the $11,882,000 intercompany allocation of current income tax benefits from TCI. During the first several years following the Distribution, the Company believes that it will not be in a position to realize income tax benefits on a current basis. Additionally, changes in the Company's receivables, prepaids, accruals and payables and subscriber advance payments ("Operating Assets and Liabilities") accounted for $9,008,000 and $23,409,000 of the cash provided by the Company's operating activities during the three months ended March 31, 1997 and 1996, respectively. The timing and amount of changes in the balances of the Company's Operating Assets and Liabilities are subject to a variety of factors, certain of which are outside of the control of, or not easily predicted by, the Company. Exclusive of the effects of intercompany allocations of current income tax benefits, and changes in the Company's Operating Assets and Liabilities, the Company's operating activities provided cash of $7,281,000 and $4,964,000 during the three months ended March 31, 1997 and 1996, respectively. For the first several years following the Distribution, the Company believes that its operating activities will represent a reliable source of liquidity only to the extent that the Company is able to generate Operating Cash Flow.

          During the three months ended March 31, 1997 and 1996, the Company used cash of $4,399,000 and $22,913,000, respectively, to fund the cost of constructing the Company Satellites and $40,371,000 and $95,469,000, respectively, to fund (i) the acquisition and installation of satellite reception equipment, and (ii) certain other capital expenditures. Based upon current business plans, the Company estimates that its aggregate capital expenditures will range from $630,000,000 to $670,000,000 for its medium power satellite business during the two-year period ended December 31, 1998. The Company expects that the majority of such estimated capital expenditures will be used to fund the acquisition and installation of satellite reception equipment. The actual amount of capital to be required will be primarily a function of (i) subscriber growth and churn rates, and (ii) the actual cost of purchasing and installing satellite reception equipment. Accordingly, no assurance can be given that the Company's actual capital expenditures during the two-year period ended December 31, 1998 will not exceed the estimated capital expenditures set forth above. As described above, the scheduled rates for the services to be provided by TCIC pursuant to the Fulfillment Agreement exceed the scheduled rates upon which charges were allocated to the Company for such services through December 31, 1996.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

          Pursuant to the Company's Cable Plus Strategy, the Company currently intends to operate Tempo DBS-1, either directly or through PRIMESTAR Partners, as a complementary service to basic cable and other channel constrained analog services, providing DBS services on a wholesale basis to those system operators wishing to avoid the high cost of digital plant upgrades. Additionally, subject to future advances in high compression digital statistical multiplexing technology, the Company may elect to operate Tempo DBS-1 as a stand-alone DBS offering. The aforementioned estimated capital expenditure amounts do not include any amounts that would be required (i) in connection with the pursuit of any strategy with respect to the high power segment of the digital satellite industry, (ii) to complete any significant acquisitions, or (iii) to enter into any other business activities. The Company presently is unable to reasonably estimate the amount of capital expenditures that would be required in connection with any such high power satellite strategy, acquisitions or other business activities that might be pursued by the Company.

          At March 31, 1997, the Company's future minimum commitments to purchase satellite reception equipment aggregated approximately $35,000,000.

          As part of the compensation paid to the Company's four master sales agents, the Company has agreed to pay certain residual sales commissions equal to a percentage of the programming collected from subscribers installed by such master sales agents during specified periods following the initiation of service (generally five years). During the three months ended March 31, 1997 and 1996, residual sales commissions to such master sales agents aggregated $4,216,000 and $2,414,000, respectively, and were charged to expense in the accompanying statements of operations of the Company.

          In connection with the Distribution, the Company entered into the Indemnification Agreements with TCIC and TCI UA 1. The Indemnification Agreement with TCIC provides for the Company to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit for the account of TCIC to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The drawable amount of such letter of credit is $25,000,000.

          During the first quarter of 1997, an additional irrevocable transferable letter of credit was issued pursuant to the Bank Credit Facility for the account of TSAT to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The initial drawable amount of this letter of credit is $25,000,000, increasing to $50,000,000 if PRIMESTAR Partners exercises the End-Of-Life Option.

          The Indemnification Agreement with TCI UA 1 provides for the Company to reimburse TCI UA 1 for any amounts drawn under the TCI UA 1 Letter of Credit, which supports the PRIMESTAR Credit Facility. At March 31, 1997, the drawable amount of the TCI UA 1 Letter of Credit was $141,250,000.

          During the first quarter of 1997, an additional irrevocable transferable letter of credit was issued pursuant to the Bank Credit Facility for the account of TSAT to support the PRIMESTAR Credit Facility. The drawable amount of this letter of credit is $5,000,000.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

          The Indemnification Agreements provide for the Company to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of the Company to TCIC and TCI UA 1, respectively, under such Indemnification Agreements are subordinated in right of payment with respect to the obligations of the Company under the Bank Credit Facility.

          The amounts advanced by PRIMESTAR Partners to the Company to fund the cost of constructing the Company Satellites ($462,084,000 at March 31, 1997) have been financed by PRIMESTAR Partners' borrowings under the PRIMESTAR Credit Facility, which is in turn supported by letters of credit arranged for by affiliates of all but one of the partners of PRIMESTAR Partners. At March 31, 1997, PRIMESTAR Partners' indebtedness under the PRIMESTAR Credit Facility aggregated $533,000,000, including amounts borrowed to pay interest charges.
The PRIMESTAR Credit Facility matures on June 30, 1997 and the Company and PRIMESTAR Partners are currently evaluating long-term refinancing alternatives with respect to the Company Satellites. In the interim, it is anticipated that PRIMESTAR Partners will seek to extend the maturity date of the PRIMESTAR Credit Facility. No assurance can be given that the maturity date of the PRIMESTAR Credit Facility will be extended on terms that are acceptable to PRIMESTAR Partners or that the Company and PRIMESTAR Partners will be successful in obtaining long-term financing for the Company Satellites.

          During the first quarter of 1997, TCI agreed to cause TCI UA 1 to renew the letter of credit arranged by it on the Company's behalf, through December 31, 1997. The Company believes (but cannot assure) that during such period the Company and/or PRIMESTAR Partners will be able to obtain permanent financing for the Company Satellites (to the extent not sold to a person other than PRIMESTAR Partners) on a basis that does not require the Company to post a letter of credit with respect thereto. If such permanent financing is not available, under certain maintenance covenants contained in the Bank Credit Facility, the Company would be unable to provide or arrange for such a letter of credit unless (i) the lenders under the Bank Credit Facility were to agree to amend or waive such covenants to permit the posting of such letter of credit by the Company, (ii) TCI were to agree to renew the TCI UA 1 Letter of Credit for an additional period, or (iii) the Company were to achieve a greater than anticipated increase in Operating Cash Flow. If the Company and/or PRIMESTAR Partners are unable to refinance the Company Satellites (to the extent not sold to a person other than PRIMESTAR Partners) without a letter of credit and is unable to post (or arrange for the posting of) such a letter of credit (a "Letter of Credit Event"), the Company could be adversely affected.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

          Under PRIMESTAR Partners' limited partnership agreement, the Company has agreed to fund its share of any capital contributions and/or loans to PRIMESTAR Partners that might be agreed upon from time to time by the partners of PRIMESTAR Partners. Additionally, those subsidiaries of the Company that are general partners of PRIMESTAR Partners are liable as a matter of partnership law for all debts of PRIMESTAR Partners in the event the liabilities of PRIMESTAR Partners were to exceed its assets. The Company has additional contingent liabilities related to PRIMESTAR Partners. See notes 6 and 11 to the accompanying financial statements of the Company.

          The Company and other partners in PRIMESTAR Parnters are currently discussing the possibility of a transaction that would consolidate the business of PRIMESTAR Partners and the PRIMESTAR/(R)/ distribution business of each of its distributors. Any such transaction would be subject to numerous conditions, including the negotiation, execution and delivery of definitive documentation, consents from third parties and regulatory requirements. No agreement has yet been reached regarding any such transaction and there can be no assurance that any such transaction will be consummated.

          The International Bureau of the FCC has granted EchoStar a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83(degrees) W.L., immediately adjacent to that occupied by GE-2. Contrary to previous FCC policy, EchoStar was authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83(degrees) W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR/(R) /signal by subscribers to such services.

          Subsequently, GE Americom and PRIMESTAR Partners separately requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83(degrees) W.L. These requests were opposed by EchoStar and others. These requests currently are pending at the International Bureau. In addition, GE Americom and PRIMESTAR Partners have attempted to resolve potential coordination problems directly with EchoStar. It is uncertain whether any coordination between PRIMESTAR Partners and EchoStar will resolve such interference. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference. Although the ultimate outcome of this matter cannot presently be predicted, the Company believes that any such outcome would not have a material adverse effect on the Company's financial condition and results of operations.

          At March 31, 1997, approximately 9,898,000 shares of Series A Common Stock were reserved for issuance pursuant to certain option and restricted stock agreements, and certain arrangements with TCIC.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Financial Position (continued)
--------------------------------------------------

          Effective as of October 21, 1996, the Company acquired 4.99% of the issued and outstanding capital stock of ResNet Communications, Inc. ("ResNet") for a purchase price of $5,396,000. Prior to the investment by the Company, ResNet was a wholly owned subsidiary of LodgeNet Entertainment Corporation ("LodgeNet"). ResNet was formed by LodgeNet in February 1996 to engage in the business of providing video services to subscribers in multiple dwelling units (the "ResNet Busienss"). ResNet agreed to purchase from the Company up to $40,000,000 in satellite reception equipment, to be used in connection with the ResNet Business exclusively over a five-year period (subject to a one-year extension at the option of ResNet if ResNet has not purchased the full $40,000,000 in equipment during the five-year initial term).

          The Company also agreed to make a subordinated convertible term loan to ResNet, in the principal amount of $34,604,000, the proceeds of which can be used only to purchase such equipment from the Company. The term of the loan is five years with an option by ResNet to extend the term for one additional year. The total principal and accrued and unpaid interest under the loan is convertible over a four-year period into shares of common stock of ResNet representing 32% of the issued and outstanding common stock of ResNet. The Company's only recourse with respect to repayment of the loan is conversion into ResNet stock or warrants. Under current interpretations of the FCC rules and regulations related to restrictions on the provision of cable and satellite master antenna television services in certain areas, the Company could be prohibited from holding 5% or more of the stock of ResNet and consequently could not exercise the conversion rights under the convertible loan agreement. The Company is required to convert the convertible loan at such time as conversion would not violate such currently applicable regulatory restrictions.

          At March 31, 1997, the Company held aggregate cash and cash equivalents of $71,550,000. The Company believes that such cash and cash equivalents, together with borrowing availability pursuant to the Bank Credit Facility and any funds generated by the Company's operating activities will be sufficient through December 31, 1998, to fund the Company's working capital, debt service and currently projected capital expenditure requirements associated with its medium power satellite distribution business. However, to the extent that the Company (i) funds all or any significant portion of the cost of the Company Satellites, (ii) pursues a strategy with respect to the high power segment of the digital satellite industry that requires significant capital expenditures, (iii) completes any significant acquisitions, (iv) enters into any other business activities that require significant capital investments, (v) suffers a Letter of Credit Event or is required to meet other significant future liquidity requirements in addition to those described above, the Company anticipates that it would be required to obtain additional debt or equity financing. No assurance can be given, however, that the Company would be able to obtain additional financing on terms acceptable to it, or at all.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

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

                       TCI SATELLITE ENTERTAINMENT, INC.


PART II - OTHER INFORMATION


Item 2.   Changes in Securities.
-------   ----------------------

          Pursuant to a "Share Purchase Agreement" between TSAT and TCI, TSAT issued, during the first quarter of 1997, 215,001 shares of Series A Common Stock to TCI for aggregate consideration of $215,001. Such shares were issued to allow TCI to meet its obligations under the conversion features of certain convertible securities of TCI. The issuance was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (a)  Exhibits

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K filed during quarter ended March 31, 1997
               - None

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TCI SATELLITE ENTERTAINMENT, INC.




Date:  May 9, 1997                       By: /s/ Gary S. Howard
                                              ----------------------------------
                                                  Gary S. Howard
                                                  President and
                                                    Chief Executive Officer




Date:  May 9, 1997                       By: /s/ Kenneth G. Carroll
                                              ----------------------------------
                                                  Kenneth G. Carroll
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Chief Accounting Officer)