Form 10-Q
period 1997-06-30
TCI SATELLITE ENTERTAINMENT INC
filed 1997-08-12
CIK 1022222

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM  10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File Number:  0-21317


                       TCI SATELLITE ENTERTAINMENT, INC.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


        State of Delaware                              84-1299995
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


   8085 South Chester, Suite 300
        Englewood, Colorado                              80112
----------------------------------------            ---------------
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (303) 712-4600


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

        The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of July 31, 1997, was:

                Series A common stock - 58,174,354 shares; and
                   Series B common stock - 8,465,564 shares.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                          Consolidated Balance Sheets

                                  (unaudited)

                                           June 30,    December 31,
                                             1997          1996
                                          -----------  ------------
                                            amounts in thousands
Assets
------

Cash and cash equivalents                  $   53,143         6,560

Accounts receivable                            24,717        24,731
Less allowance for doubtful accounts            4,089         4,666
                                           ----------     ---------
                                               20,628        20,065
                                           ----------     ---------

Prepaid expenses                                  845           927

Investment in, and related advances to,
 PRIMESTAR Partners L.P.
 ("PRIMESTAR Partners") (note 7)               23,707        32,240


Property and equipment, at cost:
 Satellite reception equipment                600,529       595,249
 Subscriber installation costs                196,727       175,553
 Support equipment                             33,883        28,332
 Satellites (note 8)                          462,950       457,685
                                           ----------     ---------
                                            1,294,089     1,256,819
 Less accumulated depreciation                211,282       149,165
                                           ----------     ---------
                                            1,082,807     1,107,654
                                           ----------     ---------

Other assets, net of accumulated
 amortization (note 9)                         29,884        12,827
                                           ----------     ---------

                                           $1,211,014     1,180,273
                                           ==========     =========

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                     Consolidated Balance Sheets, continued

                                  (unaudited)


                                            June 30,    December 31,
                                              1997          1996
                                          -----------   ------------
                                             amounts in thousands

Liabilities and Stockholders' Equity
------------------------------------

Accounts payable                           $   12,473         18,860
Accrued charges from PRIMESTAR
 Partners (note 7)                             42,869         37,943
Accrued charges from TCI
 Communications, Inc. ("TCIC")
 (note 11)                                      9,915          8,381
Accrued interest payable                        7,862             70
Other accrued expenses                         20,972         15,497
Subscriber advance payments                    26,967         22,249
Due to PRIMESTAR Partners (note 8)            462,950        457,685
Debt (note 10)                                361,054        247,230
                                           ----------      ---------

   Total liabilities                          945,062        807,915
                                           ----------      ---------

Stockholders' Equity:
 Preferred stock, $.01 par value;
   authorized 5,000,000;
   none issued                                     --             --
 Series A common stock, $1 par value;
  authorized 185,000,000; issued
  58,172,006 in 1997, and
  57,946,044 in 1996                           58,172         57,946
 Series B common stock, $1 par value;
  authorized 10,000,000 shares; issued
  8,465,564 in 1997 and
  8,466,564 in 1996                             8,466          8,467
 Additional paid-in capital                   522,683        521,724
 Accumulated deficit                         (323,369)      (215,779)
                                           ----------      ---------

   Total stockholders' equity                 265,952        372,358
                                           ----------      ---------

Commitments and contingencies
 (notes 2, 3, 7, 8, 10, 11 and 12)

                                           $1,211,014      1,180,273
                                           ==========      =========

See accompanying notes to financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                           Statements of Operations

                                  (unaudited)

                                           Three months ended    Six months ended
                                                June 30,             June 30,
                                          --------------------  -------------------
                                             1997       1996      1997       1996
                                          ----------  --------  ---------  --------
                                                    amounts in thousands
Revenue:
   Programming and equipment
       rental                              $126,729    80,613    240,230   156,870
   Installation                              10,652    17,275     20,415    36,777
                                           --------   -------   --------   -------
                                            137,381    97,888    260,645   193,647
                                           --------   -------   --------   -------
Operating costs and expenses:
   Charges from PRIMESTAR
    Partners (note 7):
     Programming                             42,665    30,067     81,988    57,464
     Satellite, marketing and
      distribution                           20,445    15,357     40,381    29,422

   Other operating:
    TCIC (note 11)                            1,875     5,098      4,490    10,505
    Other                                     2,940     2,363      6,582     4,345

   Selling, general and administrative:
    TCIC (note 11)                            7,845     5,099     12,192     9,752
    Other                                    39,540    37,929     79,581    75,314

   Stock compensation (note 11)               1,158       (11)     1,552      (176)

   Depreciation (note 4)                     58,643    29,338    113,266    53,527
                                           --------   -------   --------   -------
                                            175,111   125,240    340,032   240,153
                                           --------   -------   --------   -------

     Operating loss                         (37,730)  (27,352)   (79,387)  (46,506)

Other income (expense):
 Interest expense                           (12,025)       --    (21,408)       --
 Interest income                              1,019       100      1,770       194
 Share of losses of PRIMESTAR
  Partners (note 7)                          (5,768)   (1,068)    (7,929)   (1,446)
 Other, net                                    (555)       --       (636)       --
                                           --------   -------   --------   -------
                                            (17,329)     (968)   (28,203)   (1,252)
                                           --------   -------   --------   -------

     Loss before income taxes               (55,059)  (28,320)  (107,590)  (47,758)

Income tax benefit                               --     9,003         --    14,870
                                           --------   -------   --------   -------

     Net loss                              $(55,059)  (19,317)  (107,590)  (32,888)
                                           ========   =======   ========   =======

Net loss per common share (note 5):
 Historical                                $   (.83)       --      (1.61)       --
                                           ========   =======   ========   =======
 Pro forma                                 $     --      (.29)        --      (.50)
                                           ========   =======   ========   =======

See accompanying notes to financial statements.

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                 Consolidated Statement of Stockholders' Equity

                         Six months ended June 30, 1997

                                  (unaudited)




                                                Common stock       Additional                    Total
                                          -----------------------    paid-in    Accumulated  stockholders'
                                            Series A    Series B     capital      deficit       equity
                                          ------------  ---------  -----------  -----------  -------------
                                                               amounts in thousands

Balance at January 1, 1997                     $57,946     8,467     521,724       (215,779)    372,358

 Net loss                                           --        --          --       (107,590)   (107,590)
 Recognition of stock compensation
  related to stock options and
  restricted stock awards                           --        --         959             --         959
 Issuance of Series A Common Stock upon
  conversion of convertible securities
  of a TCIC subsidiary                             225        --          --             --         225
 Conversion of Series B common stock
  into Series A common stock                         1        (1)         --             --          --

                                               -------  -------- -----------  -------------    --------
Balance at June 30, 1997                       $58,172     8,466     522,683       (323,369)    265,952
                                               =======  ======== ===========  =============    ========


See accompanying notes to financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                            Statements of Cash Flows

                                  (unaudited)

                                             Six months ended
                                                 June 30,
                                          ----------------------
                                             1997        1996
                                          -----------  ---------
                                          amounts in thousands
                                              (see note 6)
Cash flows from operating activities:
 Net loss                                  $(107,590)   (32,888)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
     Depreciation                            113,266     53,527
     Share of losses of PRIMESTAR
      Partners                                 7,929      1,446
     Accretion of debt discount                6,644         --
     Deferred income tax expense                  --     11,463
     Other non-cash items                      3,514       (163)
     Changes in operating assets and
      liabilities:
       Change in receivables                    (563)     9,434
       Change in prepaids                         82       (267)
       Change in accruals and payables        16,053     14,359
       Change in subscriber advance
        payments                               4,718      4,427
                                           ---------   --------
         Net cash provided by operating
          activities                          44,053     61,338
                                           ---------   --------

Cash flows from investing activities:
 Capital expended for satellites              (5,265)   (36,684)
 Capital expended for property and
  equipment                                  (85,804)  (175,339)
 Additional investments in and advances
  to PRIMESTAR Partners                       (6,991)   (12,330)
 Repayment received on advances to
  PRIMESTAR Partners                           7,663         --
                                           ---------   --------

         Net cash used in investing
          activities                         (90,397)  (224,353)
                                           ---------   --------

Cash flows from financing activities:
 Borrowings of debt                          405,061         --
 Repayments of debt                         (299,172)        --
 Payment of deferred financing costs         (18,452)        --
 Increase in due to PRIMESTAR Partners         5,265      3,319
 Proceeds from issuance of common stock          225         --
 Increase in due to TCIC                          --    164,230
                                           ---------   --------

         Net cash provided by financing
          activities                          92,927    167,549
                                           ---------   --------

         Net increase in cash and cash
          equivalents                         46,583      4,534


         Cash and cash equivalents:
          Beginning of period                  6,560      1,801
                                           ---------   --------

          End of period                    $  53,143      6,335
                                           =========   ========

See accompanying notes to financial statements.

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements

                                 June 30, 1997

                                  (unaudited)

(1)  Basis of Presentation
     ---------------------

     The accompanying financial statements of TCI Satellite Entertainment, Inc. ("TSAT") include the historical financial information of (i) certain satellite television assets (collectively, "TCI SATCO") of TCIC, a subsidiary of Tele-Communications, Inc. ("TCI") for periods prior to the December 4, 1996 consummation of the distribution transaction (the "Distribution") described in note 3, and (ii) TSAT and its consolidated subsidiaries for the period following such date. Upon consummation of the Distribution, TSAT became the owner of the assets that comprise TCI SATCO, which assets included (i) a 100% ownership interest in the TCIC business that distributes the PRIMESTAR(R) programming service to subscribers within specified areas of the continental United States, (ii) a 100% ownership interest in Tempo Satellite, Inc. ("Tempo"), and (iii) a 20.86% aggregate ownership interest in PRIMESTAR Partners.

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

     In the following text, the "Company" may, as the context requires, refer to "TCI SATCO" (prior to the December 4, 1996 completion of the Distribution), TSAT and its consolidated subsidiaries (subsequent to the December 4, 1996
     completion of the Distribution) or both.  See note 3.   Additionally,
     unless the context indicates otherwise, references to "TCI" and "TCIC" herein are to TCI and TCIC and their respective consolidated subsidiaries (other than the Company).

     All significant inter-entity and intercompany transactions have been eliminated.

     As further discussed in note 11, the accompanying statements of operations include allocations of certain costs and expenses of TCI. Although such allocations are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis, management believes the resulting allocated amounts are reasonable.


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

     The accompanying financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K.

(2)  Proposed Transactions
     ---------------------

     PRIMESTAR Partners Roll-up

     On June 11, 1997, the Company entered into a binding letter agreement, including an attached summary of business terms (collectively, the "Roll-up Agreement") with PRIMESTAR Partners, affiliates of each of the other partners of PRIMESTAR Partners, and a stockholder of the Company. The Roll-up Agreement sets forth the principal terms and conditions of a proposed transaction (the "Roll-up Transaction"), through which PRIMESTAR Partners, the Company and the PRIMESTAR(R)-related distribution businesses of such affiliates will be consolidated into a newly-formed company. The other parties to the Roll-up Agreement include Time Warner Cable ("TWC"), Advance/Newhouse Partnership ("Newhouse," and, together with TWC, "TWC/Newhouse"), Cox Communications, Inc. ("Cox"), Comcast Corporation ("Comcast"), MediaOne of Delaware Inc. ("MediaOne"), and GE American Communications, Inc. ("GE Americom"). Affiliates of the Company, TWC, Newhouse, Cox, Comcast, MediaOne and GE Americom are general and limited partners of PRIMESTAR Partners, and the COMPANY, TWC/Newhouse, Cox, Comcast and MediaOne (or their affiliates) are also distributors of PRIMESTAR Partners' medium power satellite television service.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements


     The Roll-up Agreement provides for the formation of a new corporation ("New PRIMESTAR"), which will initially be a wholly-owned subsidiary of the Company. New PRIMESTAR will acquire the PRIMESTAR partnership interests, subscribers and related assets, as applicable, of the other parties to the Roll-up Transaction in exchange for (i) cash (or the assumption of debt),
     (ii) shares of Series A Common Stock of New PRIMESTAR and (iii) except for GE Americom, shares of Series C Common Stock of New PRIMESTAR, in each case in an amount determined pursuant to the Roll-up Agreement. Concurrently, the Company would merge with a wholly-owned subsidiary of New PRIMESTAR, with the Company surviving, and the outstanding shares of Series A Common Stock and Series B Common Stock of the Company would be converted into Series A Common Stock and Series B Common Stock of New PRIMESTAR, respectively. It is expected that upon consummation of the Roll-up Transaction, shares of the Series A Common Stock and Series B Common Stock of New PRIMESTAR will be publicly traded on the Nasdaq National Market tier of The Nasdaq Stock Market.

     The Roll-up Agreement provides that the board of directors of New PRIMESTAR will initially consist of eleven members, of which three (the "Class B Directors") will be elected by holders of the Series B Common Stock of New PRIMESTAR and six (the "Class C Directors") will be elected by holders of the Series C Common Stock of New PRIMESTAR. Of the six Class C Directors, three will be nominated by TWC/Newhouse and one will be nominated by each of Cox, Comcast and MediaOne. The remaining two directors (the "Common Directors") will be nominated by a super-majority vote of the Class B Directors and Class C Directors, and elected by the holders of the Series A Common Stock, Series B Common Stock and Series C Common Stock, voting together as a single class. The number of Class B Directors will decrease as the number of shares of Series B Common Stock outstanding decreases, and the number of Class C Directors will decrease as the number of shares of Series C Common Stock outstanding decreases, in each case in accordance with a schedule set forth in the Roll-Up Agreement. The special class rights of the holders of Series B Common Stock and Series C Common Stock, each voting as a separate class, to elect the Class B Directors and Class C Directors, respectively, will automatically terminate at such time as the holders of the Series C Common Stock, voting as a class, shall no longer be entitled to elect at least three Class C Directors. At any time that the maximum number of Class B Directors or Class C Directors is decreased, the number of Common Directors will be correspondingly increased, so that the total number of directors constituting the whole board of directors of New PRIMESTAR remains eleven.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements


     The Series A Common Stock of New PRIMESTAR will be substantially identical to the Series A Common Stock of the Company, and the Series B Common Stock and Series C Common Stock of New PRIMESTAR will be substantially identical to the Series A Common Stock of New PRIMESTAR, except in each case with respect to the election of directors as provided above and except in each case as follows: (i) holders of the Series B Common Stock and Series C Common Stock will be entitled to ten votes per share, while holders of the Series A Common Stock will be entitled to one vote per share, on all matters as to which such holders are entitled to vote; (ii) each share of Series B Common Stock will be convertible into one share of Series A Common Stock at the option of the holder, and each share of Series C Common Stock will be convertible into one share of Series B Common Stock or one share of Series A Common Stock at the option of the holder, but the Series A Common Stock will not be convertible; and (iii) the affirmative vote of the holders of a majority of the outstanding shares of Series B Common Stock and 83% of the outstanding shares of Series C Common Stock, each voting as a separate class, will be required to approve certain actions by New PRIMESTAR, including substantive charter and by-law amendments, mergers and consolidations, the sale of substantially all the assets of New PRIMESTAR, dissolution, certain stock issuances, the filing of a voluntary bankruptcy petition, and, with certain exceptions, engagement by New PRIMESTAR in any business outside the Satellite Television Business (as defined in the Roll-up Agreement). On the tenth anniversary of the first issue of Series C Common Stock, all Series C Common Stock will be mandatorily converted into Series B Stock on a one-to-one basis.

     Under the terms of the Roll-up Agreement, current stockholders of the Company would hold approximately 37% common equity ownership of New PRIMESTAR at the closing of the Roll-up Transaction, and TWC/Newhouse, Comcast, MediaOne, Cox and GE would own approximately 30%, 10%, 10%, 9% and 4% respectively, of New PRIMESTAR common equity at closing, subject in each case to adjustments based on closing subscriber counts, inventory amounts and other factors.

     Although the parties contemplate the negotiation, execution and delivery of definitive documentation with respect to the Roll-up Transaction, such documentation is not a condition to the closing of the Roll-up Transaction, and in the absence of such documentation, the Roll-up Agreement will remain a binding agreement among the parties. The consummation of the Roll-up Transaction is however subject to certain closing conditions, including receipt of necessary regulatory approvals, approval of the Company's stockholders and certain due diligence matters. In connection with the execution of the Roll-up Agreement, John C. Malone, a stockholder of the Company and the Chairman of its Board of Directors, has agreed to vote all shares of common stock of the Company owned by him in favor of the Roll-up Transaction, in any vote of the stockholders of the Company to approve such transaction.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements


     Acquisition of Certain Satellite Assets

     On June 11, 1997, PRIMESTAR Partners announced that it had entered into a binding asset acquisition agreement (the "ASkyB Agreement") with The News Corporation Limited ("News Corp"), MCI Telecommunications Corporation ("MCI"), American Sky Broadcasting LLC, a joint venture between News Corp. and MCI ("ASkyB"), PRIMESTAR Partners, and, for certain purposes only, each of the general and limited partners of PRIMESTAR Partners. The ASkyB Agreement provides for the sale and transfer to New PRIMESTAR of two high power communications satellites currently under construction, certain authorizations granted to MCI by the FCC to operate a direct broadcast satellite business at the 110 degrees West longitude orbital location using 28 transponder channels (the "110 degrees License"), and certain related contracts (collectively, the "ASkyB Transaction"). In consideration, ASkyB will receive non-voting convertible securities of New PRIMESTAR with a total liquidation value of approximately $1.1 billion, comprising approximately $600 million liquidation value of non-voting convertible preferred stock (convertible into approximately 52 million shares of non-voting common stock of New PRIMESTAR, subject to adjustment) and approximately $500 million principal amount of convertible subordinated notes (convertible into approximately 43 million shares of non-voting common stock of New PRIMESTAR, subject to adjustment). The preferred stock will pay cumulative dividends at the annual rate of 5% of the liquidation value of such shares and the subordinated notes will have an interest rate of 5%. dividends on the preferred stock and interest on the subordinated notes will be payable in cash or, at the option of New PRIMESTAR, in shares of non-voting common stock of New PRIMESTAR, for a period of four years. Thereafter, all dividend and interest payments will be made solely in cash. Shares of non-voting common stock issued to ASkyB or any of its affiliates upon conversion of such convertible preferred stock and subordinated notes, or in payment of dividend or interest obligations thereunder, shall in turn automatically convert into shares of the series a common stock of New PRIMESTAR, on a one-to-one basis, upon transfer to any person other than ASkyB, News Corp. or any of their respective affiliates.

     Consummation of the transactions contemplated by the ASkyB Agreement is contingent on, among other things, receipt of all necessary government and regulatory approvals.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements


(3)  Distribution Transaction
     ------------------------

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

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements


Subsequent to the Distribution, the Company and TCI have operated independently. For purposes of governing certain of the ongoing relationships between the Company and TCI after the Distribution, and to provide mechanisms for an orderly transition, the Company and TCI have entered into various agreements, including the "Reorganization Agreement" (see below), the "Fulfillment Agreement" (see note 11), the "Indemnification Agreements" (see note 12), the "TCIC Credit Facility" (see note 10), the "Transition Services Agreement" (see note 11), and an amendment to TCI's existing "Tax Sharing Agreement" (see note 11).

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

Pursuant to the Reorganization Agreement, on the Distribution Date, the Company issued to TCIC a promissory note (the "Company Note"), in the principal amount of $250,000,000, representing a portion of the Company's intercompany balance owed to TCIC on such date. On December 31, 1996, the Company entered into a bank credit agreement with respect to a senior secured reducing revolving credit facility (the "Bank Credit Facility") and used a portion of the borrowing availability thereunder to repay in full all principal and interest due to TCIC pursuant to the Company Note. See note 10.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements


     Pursuant to the Reorganization Agreement, the remainder of the Company's intercompany balance owed to TCIC on the Distribution Date (other than certain advances made to the Company by TCIC in 1996 to fund certain construction and related costs associated with the Company Satellites, as described in note 8) was assumed by TCI. A portion of such assumption of debt was affected in the form of a capital contribution to the Company; the remainder was affected as consideration for (i) the assumption by the Company of TCI's obligations under options to be granted on the Distribution Date to certain key employees of TCI (who are not employees of the Company) representing, in aggregate, 1,660,190 shares of Series A Common Stock and (ii) the granting by the Company to TCI of an option to purchase up to 4,765,000 shares of Series A Common Stock, at an exercise price of $1.00 per share, as required by TCI from time to time to meet its obligations under the conversion features of certain convertible securities of TCI as such conversion features were adjusted as a result of the Distribution.

(4)  Changes in Accounting
     ----------------------

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

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements


(5)  Net Loss Per Common Share
     -------------------------

     As described in note 3, TSAT issued 66,407,608 shares of Company Common Stock pursuant to the Distribution. The pro forma net loss per share amounts set forth in the accompanying statements of operations assume that the shares issued pursuant to the Distribution were issued and outstanding since January 1, 1996. Accordingly, the calculation of the pro forma net loss per share assumes 66,407,608 weighted average shares were outstanding during the three and six months ended June 30, 1996. The historical net loss per common share is based on 66,630,929 and 66,625,103 weighted average shares outstanding during the three and six months ended June 30, 1997, respectively.

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

(6)  Supplemental Disclosures to Combined Statements of Cash Flows
     -------------------------------------------------------------

     Cash paid for interest was $5,913,000 during the six months ended June 30, 1997, and ,was not significant during the six months ended June 30, 1996. Cash paid for income taxes was not significant during the six months ended June 30, 1997 and 1996.

     With the exception of certain non-cash stock compensation obligations (see note 11), transactions effected through the intercompany account with TCIC for periods prior to the Distribution have been considered to be constructive cash receipts and payments for purposes of the accompanying statements of cash flows.


                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements


(7)  Investment in PRIMESTAR Partners
     --------------------------------

     Summarized unaudited operating information for PRIMESTAR Partners is as follows (amounts in thousands):

                                       Six months ended
                                           June 30,
                                     ---------------------
                                        1997       1996
                                     ----------  ---------
Results of Operations
---------------------

    Revenue                          $ 292,169    185,981
    Operating, selling, general and
     administrative expenses          (312,210)  (191,571)
    Depreciation and amortization       (1,958)    (1,626)
                                     ---------   --------

      Operating loss                   (21,999)    (7,216)

    Other income (expense), net         (7,212)       765
                                     ---------   --------

      Net loss                       $ (29,211)    (6,451)
                                     =========   ========

     The bank credit facility of PRIMESTAR Partners (the "PRIMESTAR Credit Facility") was obtained by PRIMESTAR Partners to finance advances to Tempo for payments due in respect of the construction of the Company Satellites, and is supported by letters of credit arranged for by affiliates of all but one of the partners of PRIMESTAR Partners. At June 30, 1997, PRIMESTAR Partners' indebtedness under the PRIMESTAR Credit Facility aggregated $547,000,000, including amounts borrowed to pay interest charges. The maturity date of the PRIMESTAR Credit Facility has been extended from June 30, 1997 to December 31, 1997. See notes 8 and 12.

     Since March 10, 1997, PRIMESTAR Partners has broadcast from a medium power satellite ("GE-2") that was launched on January 30, 1997 by GE Americom. Pursuant to an Amended and Restated Memorandum of Agreement, effective as of October 18, 1996, between PRIMESTAR Partners and GE Americom, with respect to PRIMESTAR Partners' use of transponders on GE-2 (the "GE-2 Agreement"), PRIMESTAR Partners will be required to make minimum lease payments for an initial term of six years from the date of commercial operation, extendible, at the option of PRIMESTAR Partners for the remainder of the operational life of GE-2 (the "End-Of-Life Option"). The End-Of-Life Option expires if not exercised by December 31, 1997.

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

     As described in note 2, the Company has entered into a binding letter agreement with respect to the Roll-up Transaction, whereby the Company, PRIMESTAR Partners and the PRIMESTAR(R)-related distribution businesses of affiliates of the other partners of PRIMESTAR Partners will be consolidated into a newly-formed company.

(8)  Satellites
     ------------

     Tempo DBS System

     The Company, through Tempo, holds the FCC Permit authorizing construction of a high power DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119 degrees West Longitude ("W.L.") orbital position and 11 frequencies at the 166 degrees W.L. orbital position. The 119 degrees W.L. orbital position is generally visible to home satellite dishes throughout the entire continental U.S.; the 166 degrees W.L. orbital position is visible only in the western half of the continental U.S. as well as Alaska and Hawaii.

     Tempo is also a party to the Satellite Construction Agreement with Loral, pursuant to which Tempo has arranged for the construction of the Company Satellites at a fixed contract price of $487,159,500, and has an option to purchase up to three additional satellites. The cost of constructing the Company Satellites is reflected in "Satellites" in the accompanying balance sheets.

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


                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements

     One of the Company Satellites ("Tempo DBS-1") was outfitted with an antenna designed for operation at the 119 degrees W.L. orbital location, and was launched into geosynchronous orbit on March 8, 1997. The satellite is currently undergoing in-orbit testing pursuant to the Satellite Construction Agreement. Assuming the successful in-orbit testing of Tempo DBS-1, the Company currently intends to operate such satellite in "paired transponder" mode, broadcasting on 11 of the 16 available transponder pairs, in accordance with the FCC Permit. The remaining five transponder pairs would be available as in-orbit spares. Operating in paired transponder mode and broadcasting on 11 transponders Tempo DBS-1 would initially be able to deliver approximately 100 channels of digital video and music programming. If advances in compression technology currently being tested become commercially available, Tempo DBS-1 would be able to deliver up to 150 channels of programming. The Company intends, directly or through PRIMESTAR Partners, to use Tempo DBS-1 as a platform to provide high-power digital video programming services to residential customers, as well as multiple dwelling units, commercial customers and resellers. The implementation of any high-power strategy, either alone, with PRIMESTAR Partners, or in conjunction with the consummation of the ASkyB Transaction, is subject to regulatory approval. No assurance can be given that such approval will be obtained, or if obtained, that such approval will not be conditioned upon modifications to the Company's high-power strategy. See note 2.

     Following an unusually intense solar disturbance on April 11, 1997, Loral notified the Company of some reduction of electrical power on Tempo DBS-1. Although it is possible that this power reduction could eventually affect the operation of Tempo DBS-1, either alone or together with other events that may arise during the expected life of the satellite, the Company does not believe that the value or utility of Tempo DBS-1 is materially impaired, and it is not likely that this power reduction will materially interfere with the use of the satellite as currently contemplated by the Company and PRIMESTAR Partners.

     In light of the pendency of the Roll-up Transaction and ASkyB Transaction (see note 2), the Company and PRIMESTAR Partners are evaluating alternative future plans with respect to the second Company Satellite, which presently serves as a ground spare for Tempo DBS-1.


                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements

     Satellite Launches

     As noted above, Tempo DBS-1 was launched on March 8, 1997 and is currently in the process of in-orbit testing. Under the Satellite Construction Agreement, delivery of a satellite takes place upon Tempo's acceptance of such satellite after completion of in-orbit testing ("Delivery"). Subject to certain limits, Loral must reimburse Tempo for Tempo's actual and reasonable expenses directly incurred as a result of any delays in the Delivery of satellites. The in-orbit useful life of each satellite is designed to be a minimum of 12 years. If in-orbit testing confirms that the satellite conforms fully to specifications and the service life of the satellite will be at least 12 years, Tempo is required to accept the satellite. If in-orbit testing determines that the satellite does not fully conform to specifications but at least 50% of its transponders are functional and the service life of the satellite will be at least six years, Tempo is required to accept the satellite but is entitled to receive a proportionate decrease in the purchase price. Tempo DBS-1 has not yet been accepted, but it is anticipated that Tempo DBS-1 will be accepted during the third quarter of 1997. The Company believes that Tempo DBS-1 does not fully comply with specifications, but has not yet determined the extent of such non-compliance. If Loral fails to deliver a satellite, it has 29 months to deliver, at its own expense, a replacement satellite. Loral may make four attempts to launch the two Company Satellites; however, if the two Company Satellites are not delivered in such four attempts, Tempo may terminate the Satellite Construction Agreement and receive a refund. Tempo also may terminate the contract in the event of two successive satellite failures.

     Loral has warranted that, until the satellites are launched, the satellites will be free from defects in materials or workmanship and will meet the applicable performance specifications. In addition, Loral has warranted that all items other than the satellites delivered under the Satellite Construction Agreement will be free from defects in materials or workmanship for one year from the date of their acceptance and will perform in accordance with the applicable performance specifications. Loral bears the risk of loss of the Company Satellites until Delivery. Upon Delivery, title and risk of loss pass to Tempo. However, Loral is obligated to carry risk insurance on each satellite covering the 180-day period following the launch of the satellite. Such risk insurance is required to cover (i) the cost of any damages due under the Satellite Construction Agreement; (ii) the cost of delivery of a replacement satellite in the event of a satellite failure; and (iii) the refund of the fixed contract price for each undelivered Company Satellite if Loral fails to deliver both Company Satellites after four attempts. Loral is also required to obtain insurance indemnifying Tempo from any third party claims arising out of the launch of a satellite.


                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements

     Tempo Option

     In February 1990, Tempo entered into the Tempo Option Agreement with PRIMESTAR Partners granting PRIMESTAR Partners the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit. Under the Tempo Option Agreement, upon the exercise of the Tempo Option, PRIMESTAR Partners was obligated to pay Tempo $1,000,000 (the "Exercise Fee") and to lease or purchase the entire capacity of the DBS system with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Option and certain related matters, Tempo and PRIMESTAR Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by PRIMESTAR Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by PRIMESTAR Partners to Tempo. PRIMESTAR Partners financed such advances to Tempo through borrowings under the PRIMESTAR Credit Facility, which is supported by letters of credit arranged for by affiliates of all but one of the partners of PRIMESTAR Partners. The aggregate funding provided to Tempo by PRIMESTAR Partners ($462,950,000 at June 30, 1997) is reflected in "Due to PRIMESTAR Partners" in the accompanying balance sheets. At June 30, 1997, the amount borrowed by PRIMESTAR Partners under the PRIMESTAR Credit Facility was $547,000,000, including amounts borrowed to pay interest charges. See notes 7 and 12.

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

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements

     On February 7, 1997, the Partners Committee of PRIMESTAR Partners adopted a resolution (i) affirming that PRIMESTAR Partners had unconditionally exercised the Tempo Option, (ii) approving the proposed launch of Tempo DBS-1 into the 119 degrees W.L. orbital position and the use of Satellite No. 2 as a spare or back-up for Tempo DBS-1, pending other deployment or disposition as determined by PRIMESTAR Partners, and (iii) authorizing the payment by PRIMESTAR Partners to Tempo of the Exercise Fee and other amounts in connection with the Tempo Option and the Tempo Letter Agreements, including funding of substantially all construction and related costs relating to the Company Satellites not previously funded by PRIMESTAR Partners. Such amounts have been paid to the Company.

     The Tempo Letter Agreements permit PRIMESTAR Partners to apply its advances to Tempo against any payments due under the Tempo Option with respect to such purchase or lease of satellite capacity. Although the Company and PRIMESTAR Partners have not entered into an agreement with respect to the lease or purchase of 100% of the capacity of the proposed Tempo DBS system pursuant to the Tempo Option, the Company believes that its obligations to PRIMESTAR Partners with respect to such advances will be satisfied in connection with the completion of such purchase or lease. However, if notwithstanding the exercise of the Tempo Option such purchase or lease of satellite capacity is not completed, the Company believes that alternative courses of action are available that would allow the Company to recover the Company's costs of constructing the Company Satellites. See note 2.

(9)  Other Assets
     ------------

     The components of other assets are as follows (amounts in thousands):

                                                         June 30,   December 31,
                                                           1997         1996
                                                         ---------  ------------

Deferred financing costs, net of accumulated
  amortization                                             $24,393         7,000
Investment in, and advances to, ResNet
  Communications, Inc.                                       5,491         5,827
                                                           -------        ------
                                                           $29,884        12,827
                                                           =======        ======

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements

(10) Debt
     ----

     The components of debt are as follows (amounts in thousands):

                                            June 30,   December 31,
                                              1997         1996
                                            ---------  ------------
     Bank Credit Facility (a)                $     --       246,000
     Senior Subordinated Notes (b)            200,000            --
     Senior Subordinated Discount Notes (b)   158,705            --
     Other                                      2,349         1,230
                                             --------       -------
                                             $361,054       247,230
                                             ========       =======

     (a)  Bank Credit Facility

          On December 31, 1996, the Company entered into the Bank Credit Facility. As a result of the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, the maximum commitments under the Bank Credit Facility were increased from $350,000,000 to $750,000,000. At June 30, 1997, $720,000,000 of
          such maximum commitments was unused. The availability of such commitments for borrowing is subject to the Company's compliance with operating and financial covenants and other customary conditions. Commencing March 31, 2001, aggregate commitments will be reduced quarterly in accordance with a schedule, until final maturity at June 30, 2005. The Company's initial borrowings under the Bank Credit Facility were used to repay in full the principal amount of and accrued interest on the Company Note and to fund financing costs associated with the arrangement of the facility.

          Borrowings under the Bank Credit Facility bear interest at variable rates. In addition, the Company is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the available commitments, payable quarterly in arrears and at maturity. Such commitment fees aggregated $1,069,000 during the six months ended June 30, 1997.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements

     Borrowings under the Bank Credit Facility are guaranteed by TSAT's restricted subsidiaries (currently all of the Company's subsidiaries except Tempo) (the "Restricted Subsidiaries"), and secured by collateral assignments or other security interests in (i) all capital stock of certain of the Company's Restricted Subsidiaries and (ii) substantially all of the Company's assets (other than the Company Satellites). The Bank Credit Facility contains affirmative covenants regarding minimum subscribers, revenue per subscriber and debt service coverage, as well as negative covenants that restrict the Company and its Restricted Subsidiaries from, among other things, (i) incurring indebtedness, (ii) creating liens and other encumbrances, (iii) entering into merger or consolidation transactions, (iv) entering into transactions with affiliates, (v) making investments, (vi) making capital expenditures, (vii) paying dividends and making other distributions, (viii) redeeming stock, (ix) redeeming or purchasing of subordinated debt (except under certain limited circumstances) (x) paying interest on or principal of subordinated debt during the continuation of (A) an event of default under the Bank Credit Facility or (B) a default under the Bank Credit Facility of which management of the Company has actual or constructive notice, (xi) entering into sale and leaseback transactions and (xii) engaging in non-designated activities. The Bank Credit Facility also contains customary events of default and provisions for mandatory prepayments and commitment reductions in the event of certain asset sales.

     The Company anticipates that it will be required to refinance and/or amend the Bank Credit Facility prior to the consummation of the Roll-up Transaction described in note 2. No assurance can be given that any such refinancing and/or amendment will be completed on terms acceptable to the Company.

     During the first quarter of 1997, two letters of credit with an aggregate drawable amount of $30,000,000 were issued for the account of TSAT pursuant to the Bank Credit Facility. See note 12.

(b)  Notes

     On February 20, 1997, the Company issued 10-7/8% Senior Subordinated Notes due 2007 having an aggregate principal amount of $200,000,000 the ("Senior Subordinated Notes") and 12-1/4% Senior Subordinated Discount Notes due 2007 having an aggregate principal amount at maturity of $275,000,000 (the "Senior Subordinated Discount Notes", and together with the Senior Subordinated Notes, the "Notes"). The net proceeds from the issuance of the Notes (approximately $340,500,000 after deducting offering expenses) were initially held in escrow and were subsequently released to the Company on March 17, 1997. The Company initially used $244,404,000 of such net proceeds to repay amounts outstanding under the Bank Credit Facility.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements


          Cash interest on the Senior Subordinated Notes will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 1997. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter cash interest will accrue at a rate of 12-1/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2002, provided however, that at any time prior to February 15, 2002, the Company may make a Cash Interest Election (as defined) on any interest payment date to commence the accrual of cash interest from and after the Cash Election Date (as defined). The Notes will be redeemable at the option of the Company, in whole or in part, at any time after February 15, 2002 at specified redemption prices. In addition, prior to February 15, 2000, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Notes at specified redemption prices. The Notes were not originally registered under the Securities Act of 1933, as amended (the "Securities Act"), but contained a covenant requiring the Company to exchange the Notes for substantially identical notes that are so registered ("Exchange Notes") or, alternatively, to register the Notes under the Securities Act. Due to the pendency of the Roll-up Transaction, the Company is currently unable to register the Notes or the Exchange Notes under the Securities Act. Accordingly, effective July 5, 1997, the Company began to incur additional interest on the Notes. During the 90-day period ended September 3, 1997, additional interest on the Notes will be accrued at the rate of $0.05 per $1000 principal amount per week and will aggregate approximately $200,000 during such 90-day period. For each subsequent 90-day period in which the Notes are not registered under the Securities Act or exchanged for registered Exchange Notes, the additional interest on the notes will be increased by $0.05 per $1000 principal amount per week up to a maximum of $0.50 per $1000 principal amount per week. The Company currently expects that it will not be able to comply with the registration requirements under the Notes, and accordingly, will not be able to cease the accrual of additional interest, until the first quarter of 1998.

     With the exception of the Notes, which had an aggregate fair value of $360,413,000 at June 30, 1997, the Company believes that the fair value and the carrying value of the Company's debt were approximately equal at June 30, 1997.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements

(11) Transactions with Related Parties
     ---------------------------------

     Through the Distribution Date, the effects of all transactions between the Company and TCI were reflected as adjustments to a non-interest bearing intercompany account. As described in note 3, all but $250,000,000 of this intercompany account was forgiven in connection with the Distribution (other than certain advances relating to construction of the Company Satellites, which were repaid from advances subsequently received from PRIMESTAR Partners). Subsequent to the Distribution Date, the effects of transactions between the Company and TCI will be reflected in a non-interest bearing account to be settled periodically in cash.

     TCIC provides certain installation, maintenance, retrieval and other customer fulfillment services to the Company. During the six months ended June 30, 1997 and 1996, the Company's capitalized installation costs included amounts charged by TCIC to the Company of $32,009,000 and $23,319,000, respectively. Maintenance, retrieval and other operating expenses charged by TCIC to the Company aggregated $4,490,000 and $10,505,000 during the six months ended June 30, 1997 and 1996, respectively. Prior to the Distribution, the foregoing charges were allocated from TCIC to the Company based upon a standard charge for each of the customer fulfillment activities performed by TCIC.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements

     Since January 1, 1997, TCIC has provided, pursuant to the Fulfillment Agreement, fulfillment services on an exclusive basis to TSAT since the Distribution with respect to customers of the PRIMESTAR(R) medium power service. Such services include installation, maintenance, retrieval, inventory management and other customer fulfillment services. Among other matters, the Fulfillment Agreement (i) sets forth the responsibilities of TCIC with respect to fulfillment services, including performance standards and penalties for nonperformance, (ii) provides for TCIC's fulfillment sites to be connected to the billing and information systems used by TSAT, allowing for on-line scheduling and dispatch of installation and other service calls, and (iii) provides scheduled rates to be charged to TSAT for the various customer fulfillment services to be provided by TCIC.

     From January 1, 1997 through July 21, 1997, charges for customer fulfillment services provided by TCIC were made pursuant to the Fulfillment Agreement originally entered into by the Company and TCIC in connection with the Distribution (the "Original Fulfillment Agreement"). The Original Fulfillment Agreement had an initial term of two years and was terminable, on 180 days notice to TCIC, by the Company at any time during the six month period ended June 30, 1997. The cost to the Company of the services provided by TCIC under the Original Fulfillment Agreement exceeded the standard charges allocated to the Company for such services through December 31, 1996. Effective July 22, 1997, the Original Fulfillment Agreement was amended to, among other items, (i) change the termination date to December 31, 1997 and, (ii) reduce the scheduled rates for the customer fulfillment services provided by TCIC to rates that are comparable to those that were used to allocate fulfillment charges to the Company prior to the Distribution. The Company is currently seeking to arrange for unaffiliated third parties to perform the customer fulfillment services that will no longer be performed by TCIC following the termination of the amended Fulfillment Agreement. There can be no assurance that comparable services can be obtained by the Company from third parties on acceptable terms.

     TCIC also provides corporate administrative services to the Company. The charges for such administrative services aggregated $9,919,000 and $9,752,000 during the six months ended June 30, 1997 and 1996, respectively. Prior to the Distribution, such administrative expenses were allocated from TCIC to the Company based on the estimated cost of providing the service.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements

     Since the Distribution Date, charges for administrative services provided by TCIC have been made pursuant to the Transition Services Agreement entered into by the Company and TCI in connection with the Distribution. Pursuant to the Transition Services Agreement between TCI and the Company, TCI is obligated to provide to the Company certain services and other benefits, including certain administrative and other services that were provided by TCI prior to the Distribution. Pursuant to the Transition Services Agreement, TCI has also agreed to provide the Company with certain most-favored-customer rights to programming services that TCI or a wholly-owned subsidiary of TCI may own in the future and access to any volume discounts that may be available to TCI for purchase of home satellite dishes, satellite receivers and other equipment. As compensation for the services rendered and for the benefits made available to the Company pursuant to the Transition Services Agreement, the Company is required to pay TCI a monthly fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers), up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. The Transition Services Agreement continues in effect until the close of business on December 31, 1999, and will be renewed automatically for successive one-year periods thereafter, unless earlier terminated by (i) either party at the end of the initial term or the then current renewal term, as applicable, on not less than 180 days' prior written notice to the other party, (ii) TCI upon written notice to the Company following certain changes in control of the Company, and (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events. Pursuant to the terms of the Transition Services Agreement, TCI has the right to terminate the agreement upon the consummation of the Roll-up Transaction. The Company believes that TCI will exercise its right to terminate the Transition Services Agreement concurrently with the consummation of the Roll-up Transaction. The Company does not believe that any such termination will have a material adverse effect on the Company.

     Beginning in March 1997, TCIC began providing the company with customer support services from its Boise, Idaho call center ( the "Boise Call Center"). The Boise Call Center responds to calls that exceed the capacity of the Company's National Call Center. Amounts charged by TCIC to the Company for such services aggregated $2,273,000 during the six months ended June 30, 1997.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements

     Certain key employees of the Company hold stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of the Company have been recorded in the accompanying financial statements, but are subject to future adjustment based upon the market value of the underlying TCI common stock and, ultimately, on the final determination of market value when the rights are exercised. Non-cash increases (decreases) to the Company's share of TCI's estimated stock compensation liability aggregated $688,000 and $(176,000) during the six months ended June 30, 1997 and 1996, respectively.

     A tax sharing agreement (the "Tax Sharing Agreement") among TCI, TCIC and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. In connection with the Distribution, the Tax Sharing Agreement was amended to provide that the Company will be treated as if it had been a party to the Tax Sharing Agreement, effective July 1, 1995. Pursuant to the amended Tax Sharing Agreement, beginning on the July 1, 1995 effective date, TSAT is responsible to TCI for its share of current consolidated income tax liabilities through the Distribution Date, and TCI is responsible to the extent that TSAT's income tax attributes generated after the effective date and through the Distribution Date are utilized by TCI to reduce its consolidated income tax liabilities. The Company's intercompany income tax allocation for the six months ended June 30, 1996 has been calculated in accordance with the Tax Sharing Agreement.

(12) Commitments and Contingencies
     -----------------------------

     At June 30, 1997, the Company's future minimum commitments to purchase satellite reception equipment aggregated approximately $43,500,000.

     The Company engages master sales agents to recruit, train and maintain a network of sub-agents to sell services on behalf of the Company and to install, service and maintain equipment located at the premises of the subscribers. As a part of the compensation paid for such services, the Company has agreed to pay certain residual sales commissions equal to a percentage of the programming revenue collected from a subscriber installed by a master sales agent during specified periods following the initiation of service (generally five years). During the six months ended June 30, 1997 and 1996, respectively, residual sales commissions to such master sales agents aggregated $8,204,000 and $4,597,000, respectively, and were charged to expense in the accompanying statements of operations.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements


     On the Distribution Date, the Company entered into Indemnification Agreements (the "Indemnification Agreements") with TCIC and TCI UA 1, Inc., an indirect subsidiary of TCIC, ("TCI UA 1"). The Indemnification Agreement with TCIC provides for the Company to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCIC to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The drawable amount of such letter of credit is $25,000,000. See note 7.

     During the first quarter of 1997, an additional irrevocable transferable letter of credit was issued pursuant to the Bank Credit Facility for the account of TSAT to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The initial drawable amount of this letter of credit is $25,000,000, increasing to $50,000,000 if PRIMESTAR Partners exercises the End-Of-Life Option. See notes 7 and 10.

     The Indemnification Agreement with TCI UA 1 provides for the Company to reimburse TCI UA 1 for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCI UA 1 (the "TCI UA 1 Letter of Credit"), which supports the PRIMESTAR Credit Facility. The drawable amount of the TCI UA 1 Letter of Credit was $141,250,000 at June 30, 1997. See notes 7 and 8.

     During the first quarter of 1997, an additional irrevocable transferable letter of credit was issued pursuant to the Bank Credit Facility for the account of TSAT to support the PRIMESTAR Credit Facility. The drawable amount of this letter of credit is $5,000,000. See notes 7 and 10.

     The Indemnification Agreements provide for the Company to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of the Company to TCIC and TCI UA 1 under such Indemnification Agreements are subordinated in right of payment with respect to the obligations of the Company under the Bank Credit Facility. See note 10.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements



     During the first quarter of 1997, TCI agreed to cause TCI UA 1 to renew the letter of credit arranged by it on the Company's behalf, through December 31, 1997. During such period the Company and/or PRIMESTAR Partners will seek to obtain permanent financing for the Company Satellites (to the extent not sold to a person other than PRIMESTAR Partners) on a basis that does not require the Company to post a letter of credit with respect thereto. If such permanent financing is not available, under certain maintenance covenants contained in the Bank Credit Facility, the Company would be unable to provide or arrange for such a letter of credit unless
     (i) the lenders under the Bank Credit Facility were to agree to amend or waive such covenants to permit the posting of such letter of credit by the Company, (ii) TCI were to agree to renew the TCI UA 1 Letter of Credit for an additional period, or (iii) the Company were to achieve a greater than anticipated increase in operating income before depreciation and stock compensation. If the Company and/or PRIMESTAR Partners are unable to refinance the Company Satellites (to the extent not sold to a person other than PRIMESTAR Partners) without a letter of credit and is unable to post (or arrange for the posting of) such a letter of credit, the Company could be adversely affected. See notes 7, 8 and 10.

     The International Bureau of the FCC (the "International Bureau") has granted EchoStar Satellite Corporation, a subsidiary of EchoStar Communications Corp. (together with its consolidated subsidiaries, "EchoStar") a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2. Contrary to previous FCC policy, EchoStar was authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the GE-2 PRIMESTAR(R) signal by subscribers to such service.

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

                       TCI SATELLITE ENTERTAINMENT, INC.
            (See note 1 to the accompanying financial statements)


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
  Results of Operations
  ---------------------

General
-------

     The following discussion and analysis provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with (i) the accompanying financial statements of the Company, and (ii) the financial statements, and related notes thereto, of the Company, and Management's Discussion and Analysis of Financial Condition and Results of
    --------------------------------------------------------------------------
Operations included in the Company's Annual Report on Form 10-K for the year
----------
ended December 31, 1996.

   Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of the market for satellite delivered television programming; uncertainties inherent in proposed business strategies and development plans, including uncertainties regarding the Roll-up Transaction, the ASkyB Transaction, the Company's high-power strategy, future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; product launches; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                       TCI SATELLITE ENTERTAINMENT,INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations
-----------------------------------------

        As described in note 2 to the accompanying financial statements of the Company, the Company has entered into binding letter agreements with respect to the Roll-up Transaction and the ASkyB Transaction. Upon consummation of the Roll-up Transaction and the ASkyB Transaction, the Company will be consolidated into New PRIMESTAR and the Company will no longer be a separate public company. New PRIMESTAR will be a significantly larger entity than the Company, and it is anticipated that New PRIMESTAR will initially incur significantly greater losses than the Company due primarily to disproportionately higher levels of depreciation, amortization and interest expense. In addition, it is anticipated that New PRIMESTAR will develop a high-power DBS service, and that New PRIMESTAR may determine to migrate some or all of the existing medium-power PRIMESTAR(R) customers to such high-power service. Under such circumstances, New PRIMESTAR would necessarily be operating under a different cost structure than that of the Company's medium-power business. No assurance can be given that the Roll-up Transaction and ASkyB Transaction will be consummated. The following discussion focuses on the results of operations of the Company as a stand-alone entity without giving effect to the pending Roll-up Transaction and ASkyB Transaction.

        As described in greater detail below, the Company reported net losses of $107,590,000 and $32,888,000 during the six months ended June 30, 1997 and 1996, respectively. Improvements in the Company's results of operations are largely dependent upon its ability to increase its customer base while maintaining its pricing structure, reducing subscriber churn and effectively managing the Company's costs. No assurance can be given that any such improvements will occur. In addition, the Company incurs significant sales commission and installation costs when its customers initially subscribe to the service. Management expects that the costs of acquiring subscribers will continue to be significant so long as the Company maintains its rapid growth. The high cost of obtaining new subscribers also magnifies the negative effects of subscriber churn.

        During the six months ended June 30, 1997 and 1996, and the years ended December 31, 1996, 1995 and 1994, (i) the Company's annualized subscriber churn rate (which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period) was 29.5%, 40.3%, 38.5%, 24.7% and 16.1%, respectively, and (ii) the average subscriber life implied by such subscriber churn rate was 3.4 years, 2.5 years, 2.6 years,
4.1 years and 6.2 years, respectively.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

     As set forth above, the Company experienced a higher rate of subscriber churn in 1996, as compared to the first six months of 1997 and prior periods. The Company believes that the higher 1996 churn rate is primarily attributable to the fact that subscribers were allowed to initiate service with no credit approval during the fourth quarter of 1995 and the first six months of 1996. Service to a significant number of such subscribers was terminated during 1996 after their accounts became delinquent. Such delinquent accounts contributed to a significant increase in the Company's bad debt expense during 1996. The Company has addressed this issue by implementing more stringent credit policies. In this regard, the Company began to institute more selective credit policies during the third quarter of 1996 and further tightened such policies during the fourth quarter of 1996. The Company believes that a significant percentage of the subscribers whose service was terminated during 1996 would not have been allowed to initiate service if the credit policies that are currently in effect had been in place during 1995.

     Although no assurance can be given, the Company expects that churn rates for the remainder of 1997 and future periods will improve from the levels experienced in 1996. If the Company's churn rates were to return to, or increase from, such 1996 levels, the Company believes that its financial condition and results of operations would be adversely affected.

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

     Since July 1994, when PRIMESTAR Partners completed its conversion from an analog to a digital signal, the Company has experienced significant growth in Authorized Units. In this regard, the number of Authorized Units was 872,000 and 659,000 at June 30, 1997 and 1996, respectively, and 805,000, 535,000 and
100,000 at December 31, 1996, 1995 and 1994, respectively. To the extent not otherwise described, increases in the Company's revenue and operating, selling, general and administrative expenses, as detailed below, are primarily related to such growth in Authorized Units. The Company is operating in an increasingly competitive environment. No assurance can be given that such increasing competition will not adversely affect the Company's ability to continue to achieve significant growth in Authorized Units and revenue.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
------------------------------------------------------

     As further described in note 11 to the accompanying financial statements of the Company, TCIC has historically provided the Company with certain fulfillment services with respect to customers of the PRIMESTAR(R) programming service. From January 1, 1997 through July 21, 1997, charges for customer fulfillment services provided by TCIC were made pursuant to the Original Fulfillment Agreement. The scheduled rates for the services provided by TCIC under the Original Fulfillment Agreement exceeded the scheduled rates upon which charges, historically, were allocated to the Company for such services. The Original Fulfillment Agreement had an initial term of two years, and was terminable, on 180 days notice to TCIC, by the Company at any time during the six-month period ended June 30, 1997. Effective July 22, 1997, the Original Fulfillment Agreement was amended to, among other items, (i) change the termination date to December 31, 1997 and,
(ii) reduce the scheduled rates for the customer fulfillment services provided by TCIC to rates that are comparable to those that were used to allocate fulfillment charges to the Company prior to the Distribution. The Company is currently seeking to arrange for unaffiliated third parties to perform the customer fulfillment services that will no longer be performed by TCIC following the termination of the amended Fulfillment Agreement. There can be no assurance that comparable services can be obtained by the Company from third parties on acceptable terms.

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

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Certain financial information concerning the Company's operations is presented below (dollar amounts in thousands):

                                                     Six months ended June 30,
                                          ------------------------------------------------
                                                   1997                     1996
                                          -----------------------  -----------------------
                                                      Percentage               Percentage
                                                       of total                 of total
                                            Amount      revenue      Amount      revenue
                                          ----------  -----------  ----------  -----------
Revenue:
 Programming and equipment rental         $ 240,230       92%       $156,870           81%
 Installation                                20,415        8          36,777           19
                                          ---------     ----        --------         ----
   Total revenue                            260,645      100         193,647          100
                                          ---------     ----        --------         ----

Operating costs and expenses:
 Charges from PRIMESTAR Partners:
   Programming                              (81,988)     (31)        (57,464)         (30)
   Satellite, national marketing and
    distribution                            (40,381)     (15)        (29,422)         (15)
                                          ---------     ----        --------         ----
                                           (122,369)     (46)        (86,886)         (45)
 Other operating:
   Allocations from TCIC                     (4,490)      (2)        (10,505)          (5)
   Other                                     (6,582)      (3)         (4,345)          (2)
                                          ---------     ----        --------         ----
                                            (11,072)      (5)        (14,850)          (7)
                                          ---------     ----        --------         ----

 Selling, general and administrative:
   Selling and regional marketing           (51,901)     (20)        (53,251)         (28)
   Bad debt                                  (9,831)      (4)         (9,779)          (5)
   Allocations from TCIC                    (12,192)      (5)         (9,752)          (5)
   Other general and administrative         (17,849)      (7)        (12,284)          (6)
                                          ---------     ----        --------         ----
                                            (91,773)     (36)        (85,066)         (44)
                                          ---------     ----        --------         ----

   Operating Cash Flow (1)                   35,431       13           6,845            4

 Stock compensation                          (1,552)      (1)            176           --

 Depreciation                              (113,266)     (43)        (53,527)         (28)
                                          ---------     ----        --------         ----

   Operating loss                         $ (79,387)     (31)%      $(46,506)         (24)%
                                          =========     ====        ========         ====

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

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Revenue increased $66,998,000 or 35% during the six months ended June 30, 1997, as compared to the corresponding prior year period. Such increase represents the net effect of a $83,360,000 or 53% increase in programming and equipment rental revenue and a $16,362,000 or 44% decrease in installation revenue. The increase in programming and equipment rental revenue is primarily the result of an increase from the 1996 period to the 1997 period in the average number of Authorized Units. Additionally, the Company's average monthly programming and equipment rental revenue per Authorized Unit increased from $44 during the 1996 period to $48 during the 1997 period. Such increase was primarily the result of rate increases implemented in May 1997 as well as an increase in the average monthly revenue derived from pay-per-view services. The decrease in installation revenue is primarily attributable to a reduction from the 1996 period to the 1997 period in the number of installations performed and a decrease from $153 during the 1996 period to $110 during the 1997 period in the average installation revenue from each Authorized Unit installed. Such decrease in average installation revenue is primarily attributable to certain promotional campaigns that were in effect during 1997.

     PRIMESTAR Partners provides programming services to the Company and other authorized distributors in exchange for a fee based upon the number of customers receiving programming services. PRIMESTAR Partners also arranges for satellite capacity and uplink services, and provides national marketing and administrative support services, in exchange for a separate authorization fee from each authorized distributor, including the Company, based on such distributor's total number of Authorized Units. The aggregate charges for such services increased $35,483,000 or 41% during the six months ended June 30, 1997, as compared to the corresponding prior year period. The average aggregate monthly amount per Authorized Unit charged by PRIMESTAR Partners was $24 during each of the six month periods ended June 30, 1997 and 1996. For additional information concerning the operations of PRIMESTAR Partners, see related discussion below.

     Other operating costs and expenses, which are primarily comprised of amounts related to customer fulfillment activities, decreased $3,778,000 or 25% during the six months ended June 30, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to the fact that the Company's other operating costs and expenses for the six months ended June 30, 1996 included $4,894,000 of installation fees paid to TCIC that were not capitalized. Other operating costs and expenses for the six months ended June 30, 1997 do not include a similar amount since the Company has capitalized the full amount of installation fees paid to TCIC subsequent to the Distribution Date. As described above, the charges for installation and other customer fulfillment services provided by TCIC have been made pursuant to the Fulfillment Agreement since January 1, 1997.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Selling, general and administrative expenses increased $6,707,000 or 8% during the six months ended June 30, 1997, as compared to the corresponding prior year period. Selling and regional marketing expenses, which represented 20% of revenue during the 1997 period, include sales commissions, marketing and advertising expenses, and costs associated with the operation of customer service call center and five regional sales offices. Bad debt expense represented 4% of revenue during the 1997 period. In total, selling, general and administrative expenses represented 36% and 44% of revenue during the six months ended June 30, 1997 and 1996, respectively. The decrease in such percentage is primarily attributable to (i) lower sales commission due to a 23% decrease in installations in 1997 as compared to 1996, and (ii) the relatively fixed nature of certain components of the Company's selling, general and administrative expenses.

     The selling, general and administrative charges from TCIC during the six months ended June 30, 1997 include $9,919,000 that was charged to the Company pursuant to the Transition Services Agreement and $2,273,000 that was charged to the Company pursuant to a March 1997 agreement to use TCIC's Boise Call Center to respond to calls that exceed the capacity of the Company's National Call Center. Through the Distribution Date, general and administrative allocations from TCIC were based upon the estimated cost of the general and administrative services provided to the Company. The amounts charged to the Company pursuant to the Transition Services Agreement are in excess of the amounts that would have been allocated by TCIC to the Company under the arrangement that was in effect through the Distribution Date. If the Transition Services Agreement had been effective as of January 1, 1996, general and administrative charges from TCIC would have been approximately $12,055,000 for the six months ended June 30, 1996. For additional information, see note 11 to the accompanying financial statements of the Company.

     The $59,739,000 or 112% increase in depreciation during the six months ended June 30, 1997, as compared to the corresponding prior year period, is the result of an increase in the Company's depreciable assets due primarily to capital expenditures with respect to the Company's satellite reception equipment and subscriber installation costs. Changes in the Company's depreciation policies also contributed to the increase. Effective October 1, 1996, the Company (i) changed the method used to depreciate its subscriber installation costs, and (ii) reduced the estimated useful life of certain satellite reception equipment. The inception-to-date effect on depreciation expense of the change in depreciation method was recorded during the fourth quarter of 1996. The effect of the reduction in estimated useful life was accounted for on a prospective basis. For additional information concerning such accounting changes, see note 4 to the accompanying financial statements of the Company.

     The Company incurred interest expense of $21,408,000 during the six months ended June 30, 1997. Substantially all of such interest was attributable to the December 31, 1996 completion of the Bank Credit Facility and the February 1997 issuance of the Notes. The Company expects that it will continue to incur significant levels of interest expense in future periods.

                       TCI SATELLITE ENTERTAINMENT,INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

     The Company's share of PRIMESTAR Partners' net losses increased $6,483,000 or 448% during the six months ended June 30, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to increases in PRIMESTAR Partners' interest expense and operating loss. The increase in interest expense is attributable to interest incurred on borrowings under the PRIMESTAR Credit Facility that were used to fund the construction of Satellite No. 2. Prior to the January 1, 1997 determination that construction of Satellite No. 2 was substantially complete, interest incurred on the applicable borrowings under the PRIMESTAR Credit Facility had been capitalized. The increase in PRIMESTAR Partners' operating loss occurred as the increase in PRIMESTAR Partners' revenue did not fully offset increases in selling, marketing and certain other expenses. Historically, PRIMESTAR Partners' operating deficits have been funded by capital contributions from the Company and the other partners of PRIMESTAR Partners. To the extent that future Authorized Unit growth does not generate increases in PRIMESTAR Partners' revenue sufficient to offset its operating costs and expenses, the Company anticipates that any such operating deficit would be funded by PRIMESTAR Partners' then existing external sources of liquidity (which may include capital contributions from the Company and PRIMESTAR Partners' other partners), or by increases in the above-described programming and authorization fees charged by PRIMESTAR Partners to the Company and other authorized distributors.

     The Company recognized no income tax benefit during the six months ended June 30, 1997 and an income tax benefit of $14,870,000 during the six months ended June 30, 1996. The effective tax rate associated with the 1996 benefit was 31%. The Company's income tax benefit for the six months ended June 30, 1996 includes intercompany allocations from TCI of current income tax benefits of $26,333,000. As a result of the Distribution, the Company is no longer a part of the TCI consolidated tax group, and accordingly, is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset the Company's income tax liabilities or the Company generates taxable income. For financial reporting purposes, all of the Company's income tax liabilities had been fully offset by income tax benefits at December 31, 1996 and June 30, 1997. Additionally, during the first several years following the Distribution, the Company believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis. In connection with the Distribution, the Company became a party to the Tax Sharing Agreement that currently exists among TCI, TCIC and certain other subsidiaries of TCI. For additional information, see note 11 to the accompanying financial statements of the Company.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position
--------------------------------------

     As described in note 2 to the accompanying financial statements of the Company, the Company has entered into binding letter agreements with respect to the Roll-up Transaction and the ASkyB Transaction. Upon consummation of the Roll-up Transaction and the ASkyB Transaction, the Company will be consolidated into New PRIMESTAR and the Company will no longer be a separate public company. New PRIMESTAR will be a significantly larger entity than the Company and will have significant financial obligations. In this regard, New PRIMESTAR will incur significant indebtedness in connection with the Roll-up Transaction and will issue approximately $1.1 billion liquidation value of preferred stock and subordinated convertible notes in connection with the ASkyB Transaction. The debt to be assumed by New PRIMESTAR in connection with the Roll-up Transaction will include the Notes and any amounts outstanding under the Bank Credit Facility. In addition to the foregoing obligations, New PRIMESTAR will be responsible for payments due under the GE-2 Agreement and various other commitments and contingent liabilities associated with the businesses and assets that will comprise New PRIMESTAR following consummation of the Roll-up Transaction and the ASkyB Transaction. To the extent not earlier refinanced by the Company and/or PRIMESTAR Partners, it is anticipated that New PRIMESTAR will also be required to refinance the Bank Credit Facility and the PRIMESTAR Credit Facility. New PRIMESTAR will also require significant capital in order to fund its business strategies, including the development of a high-power DBS service, and any possible migration of some or all of the existing medium-power PRIMESTAR(R) customers to such high-power service. No assurance can be given that the Roll-up Transaction and the ASkyB Transaction will be consummated or that, if consummated, New PRIMESTAR will be able to obtain sufficient financial resources in order to satisfy its short- and long-term liquidity requirements. The following discussion focuses on the liquidity and capital resources of the Company as a stand-alone entity without giving effect to the pending Roll-up Transaction and the ASkyB Transaction.

     Prior to the Distribution Date, the Company relied upon non-interest bearing advances from TCIC in order to fund the majority of the Company's working capital requirements and capital expenditures. On the Distribution Date, the Company issued the Company Note to TCIC and TCIC agreed to provide the Company with financing pursuant to the TCIC Credit Facility. The TCIC Credit Facility provided for TCIC's commitment to make revolving loans to the Company (the "TCIC Revolving Loans") and the Company's obligations with respect to the TCIC Revolving Loans and the Company Note, including the Company's best efforts obligations to refinance the TCIC Credit Facility. On December 31, 1996, the Company entered into the Bank Credit Facility and used proceeds therefrom to repay the Company Note in full. In connection with the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, borrowing availability pursuant to the TCIC Credit Facility was terminated. Accordingly, TCI is not expected to be a source of financing for the Company in future periods.

     The Company also has relied upon advances from PRIMESTAR Partners to finance the cost of constructing the Company Satellites. Such advances, which aggregated $462,950,000 at June 30, 1997, are reflected as a liability in the balance sheets in the accompanying financial statements of the Company. See related discussion below.

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

     Cash interest on the Senior Subordinated Notes will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 1997. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter cash interest will accrue at a rate of 12-1/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2002, provided however, that at any time prior to February 15, 2002, the Company may make a Cash Interest Election (as defined) on any interest payment date to commence the accrual of cash interest from and after the Cash Election Date (as defined). The Notes will be redeemable at the option of the Company, in whole or in part, at any time after February 15, 2002 at specified redemption prices. In addition, prior to February 15, 2000, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Notes at specified redemption prices. The Notes were not originally registered under the Securities Act, but contained a covenant requiring the Company to exchange the Notes for Exchange Notes, or, alternatively, to register the Notes under the Securities Act. Due to the pendency of the Roll-up Transaction, the Company is currently unable to register the Notes or the Exchange Notes under the Securities Act. Accordingly, effective July 5, 1997, the Company began to incur additional interest on the Notes. During the 90-day period ended September 3, 1997, additional interest on the Notes will be accrued at the rate of $0.05 per $1000 principal amount per week and will aggregate approximately $200,000 during such 90-day period. For each subsequent 90-day period in which the Notes are not registered under the Securities Act, or exchanged for registered Exchange Notes, the additional interest on the Notes will be increased by $0.05 per $1000 principal amount per week up to a maximum of $0.50 per $1000 principal amount per week. The Company currently expects that it will not be able to comply with the registration requirements under the Notes, and accordingly, will not be able to cease the accrual of additional interest, until the first quarter of 1998.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

     At June 30, 1997, there were no outstanding borrowings under the Bank Credit Facility. As a result of the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, the maximum available commitments under the Bank Credit Facility were increased from $350,000,000 to $750,000,000. At June 30, 1997, $720,000,000 of such maximum commitments was unused. The availability of such commitments for borrowing is subject to the Company's compliance with operating and financial covenants and other customary conditions. Commencing March 31, 2001, aggregate commitments under the Bank Credit Facility will be reduced quarterly in accordance with a schedule, until final maturity at June 30, 2005. The Company anticipates that it will be required to refinance and/or amend the Bank Credit Facility prior to the consummation of the Roll-up Transaction described in note 2. No assurance can be given that any such refinancing and/or amendment will be completed on terms acceptable to the Company. For additional information concerning the Bank Credit Facility, see note 10 to the accompanying financial statements of the Company.

     During the six months ended June 30, 1997 and 1996, the Company's operating activities provided cash of $44,053,000 and $61,338,000, respectively. A significant portion of the cash provided by the Company's operating activities during the 1996 period is attributable to the $26,333,000 intercompany allocation of current income tax benefits from TCI. During the first several years following the Distribution, the Company believes that it will not be in a position to realize income tax benefits on a current basis. Additionally, changes in the Company's receivables, prepaids, accruals and payables and subscriber advance payments ("Operating Assets and Liabilities") accounted for $20,290,000 and $27,953,000 of the cash provided by the Company's operating activities during the six months ended June 30, 1997 and 1996, respectively.
The timing and amount of changes in the balances of the Company's Operating Assets and Liabilities are subject to a variety of factors, certain of which are outside of the control of, or not easily predicted by, the Company. Exclusive of the effects of intercompany allocations of current income tax benefits, and changes in the Company's Operating Assets and Liabilities, the Company's operating activities provided cash of $23,763,000 and $7,052,000 during the six months ended June 30, 1997 and 1996, respectively.

     During the six months ended June 30, 1997 and 1996, the Company used cash of $5,265,000 and $36,684,000, respectively, to fund the cost of constructing the Company Satellites and $85,804,000 and $175,339,000, respectively, to fund
(i) the acquisition and installation of satellite reception equipment, and (ii) certain other capital expenditures. The Company expects that the majority of future capital expenditures with respect to the Company's medium-power business will be used to fund the acquisition and installation of satellite reception equipment. The actual amount of capital to be required will be primarily a function of (i) subscriber growth and churn rates, and (ii) the actual cost of purchasing and installing satellite reception equipment.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Financial Position (continued)
--------------------------------------------------

     The Company intends, directly or through PRIMESTAR Partners, to use Tempo DBS-1 as a platform to provide high-power digital video programming services to residential customers, as well as multiple dwelling units, commercial customers and resellers. The Company presently is unable to reasonably estimate the amount of capital expenditures that would be required in connection with any high-power strategy that might be pursued by the Company. As discussed above, the Company's capital expenditure requirements would be significantly impacted by the consummation of the Roll-up Transaction and the ASkyB Transaction. In addition, the Company's capital expenditure requirements would be impacted if the Company were to complete any singificant acquisitions or enter into any other significant business activities.

     At June 30, 1997, the Company's future minimum commitments to purchase satellite reception equipment aggregated approximately $43,500,000.

     As part of the compensation paid to the Company's four master sales agents, the Company has agreed to pay certain residual sales commissions equal to a percentage of the programming collected from subscribers installed by such master sales agents during specified periods following the initiation of service (generally five years). During the six months ended June 30, 1997 and 1996, residual sales commissions to such master sales agents aggregated $8,204,000 and $4,597,000, respectively, and were charged to expense in the accompanying statements of operations of the Company.

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

     The Indemnification Agreement with TCI UA 1 provides for the Company to reimburse TCI UA 1 for any amounts drawn under the TCI UA 1 Letter of Credit, which supports the PRIMESTAR Credit Facility. At June 30, 1997, the drawable amount of the TCI UA 1 Letter of Credit was $141,250,000.

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

     The amounts advanced by PRIMESTAR Partners to the Company to fund the cost of constructing the Company Satellites ($462,950,000 at June 30, 1997) have been financed by PRIMESTAR Partners' borrowings under the PRIMESTAR Credit Facility, which is in turn supported by letters of credit arranged for by affiliates of all but one of the partners of PRIMESTAR Partners. At June 30, 1997, PRIMESTAR Partners' indebtedness under the PRIMESTAR Credit Facility aggregated $547,000,000, including amounts borrowed to pay interest charges. The maturity date of the PRIMESTAR Credit Facility has been extended from June 30, 1997 to December 31, 1997, and long-term financing alternatives with respect to the Company Satellites are currently being evaluated. No assurance can be given that any such long-term financing will be available on acceptable terms.

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

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

     Under PRIMESTAR Partners' limited partnership agreement, the Company has agreed to fund its share of any capital contributions and/or loans to PRIMESTAR Partners that might be agreed upon from time to time by the partners of PRIMESTAR Partners. Additionally, those subsidiaries of the Company that are general partners of PRIMESTAR Partners are liable as a matter of partnership law for all debts of PRIMESTAR Partners in the event the liabilities of PRIMESTAR Partners were to exceed its assets. The Company has additional contingent liabilities related to PRIMESTAR Partners. See notes 7 and 12 to the accompanying financial statements of the Company.

     The International Bureau of the FCC has granted EchoStar a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2. Contrary to previous FCC policy, EchoStar was authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the GE-2 PRIMESTAR(R) signal by subscribers to such services.

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

     At June 30, 1997, approximately 9,881,000 shares of Series A Common Stock were reserved for issuance pursuant to certain option and restricted stock agreements, and certain arrangements with TCIC.

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

     At June 30, 1997, the Company held aggregate cash and cash equivalents of $53,143,000. The Company believes that such cash and cash equivalents, together with borrowing availability pursuant to the Bank Credit Facility and any funds generated by the Company's operating activities will be sufficient through December 31, 1998, to fund the Company's working capital, debt service and currently projected capital expenditure requirements associated with its medium-power satellite distribution business. However, to the extent that the Company
(i) funds all or any significant portion of the cost of the Company Satellites,
(ii) pursues a strategy with respect to the high power segment of the digital satellite industry that requires significant capital expenditures, (iii) completes any significant acquisitions, (iv) enters into any other business activities that require significant capital investments, (v) suffers a Letter of Credit Event or is required to meet other significant future liquidity requirements in addition to those described above, the Company anticipates that it would be required to obtain additional debt or equity financing. No assurance can be given, however, that the Company would be able to obtain additional financing on terms acceptable to it, or at all. As described above, the Company's liquidity and capital resources would be significantly impacted by the consummation of the pending Roll-up Transaction and ASkyB Transaction. See also note 2 of the accompanying financial statements of the Company.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

     The Company is highly leveraged. The degree to which the Company is leveraged may adversely affect the Company's ability to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally, and could limit its ability to pursue business opportunities that may be in the interests of the Company and its stockholders. The Company's ability to repay or refinance its debt will require the Company to increase its Operating Cash Flow or to obtain additional debt or equity financing. There can be no assurance that the Company will be successful in increasing its Operating Cash Flow by a sufficient magnitude or in a timely manner or in raising sufficient additional debt or equity financing to enable it to repay or refinance its debt. See related discussion above and note 2 to the accompanying financial statements of the Company.

                       TCI SATELLITE ENTERTAINMENT, INC.


PART II - OTHER INFORMATION


Item 2.  Changes in Securities.
-------  ----------------------

         During the three months ended June 30, 1997, TSAT issued 9,961 shares of Series A Common Stock to TCI for aggregate consideration of $9,961. Such shares were issued pursuant to a "Share Purchase Agreement" between TSAT and TCI to allow TCI to meet its obligations under the conversion features of certain convertible securities of TCI. The issuance was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

         The Bank Credit Facility contains a negative covenant that restricts the Company and its Restricted Subsidiaries from paying dividends and making other distributions.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibits

              10 - Material Contracts

                   10.1 Form of Non-Qualified Stock Option Agreement -
                        1997 Nonemployee Director Stock Option Plan of TSAT

                   10.2 Form of 1997 Nonemployee Director Stock Option
                        Plan of TSAT

                   10.3 Form of Restricted Stock Award Agreement -
                        TSAT 1996 Stock Incentive Plan

                   10.4 Amendment No. 1 to Fulfillment Agreement between
                        TSAT and TCIC dated as of July 22, 1997

              27 - Financial Data Schedule

          (b) Reports on Form 8-K filed during quarter ended June 30, 1997 -

              None

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TCI SATELLITE ENTERTAINMENT, INC.



Date: August 11, 1997         By:  /s/  Gary S. Howard
                                   -----------------------------
                                        Gary S. Howard
                                        President and
                                          Chief Executive Officer


Date: August 11, 1997         By:  /s/  Kenneth G. Carroll
                                   -----------------------------
                                        Kenneth G. Carroll
                                        Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)




Date: August 11, 1997         By:  /s/  Scott D. Macdonald
                                   -----------------------------
                                        Scott D. Macdonald
                                        Vice President and Controller
                                          (Chief Accounting Officer)