Form 10-Q
period 1997-09-30
TCI SATELLITE ENTERTAINMENT INC
filed 1997-11-10
CIK 1022222

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File Number:  0-21317


                       TCI SATELLITE ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            State of Delaware                           84-1299995
     -------------------------------       ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


     8085 South Chester, Suite 300
          Englewood, Colorado                              80112
----------------------------------------                ------------
(Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code: (303) 712-4600


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

      The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of October 31, 1997, was:

                Series A common stock - 58,239,114 shares; and
                 Series B common stock - 8,465,234 shares.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                          Consolidated Balance Sheets

                                  (unaudited)

                                                            September 30,  December 31,
                                                                1997           1996
                                                            -------------  ------------
                                                               amounts in thousands
Assets
------

Cash and cash equivalents                                      $   19,279         6,560

Accounts receivable                                                25,466        24,731
Less allowance for doubtful accounts                                4,872         4,666
                                                               ----------     ---------
                                                                   20,594        20,065
                                                               ----------     ---------
Prepaid expenses                                                    1,384           927

Investment in, and related advances to,
 PRIMESTAR Partners L.P.
 ("PRIMESTAR Partners") (note 7)                                   19,952        32,240

Property and equipment, at cost:
 Satellite reception equipment                                    642,440       595,249
 Subscriber installation costs                                    199,544       175,553
 Support equipment                                                 33,671        28,332
 Satellites (note 8)                                              463,133       457,685
                                                               ----------     ---------
                                                                1,338,788     1,256,819
 Less accumulated depreciation                                    239,430       149,165
                                                               ----------     ---------
                                                                1,099,358     1,107,654
                                                               ----------     ---------

Other assets, net of accumulated amortization (note 9)             28,479        12,827
                                                               ----------     ---------
                                                               $1,189,046     1,180,273
                                                               ==========     =========

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                    Consolidated Balance Sheets, continued

                                  (unaudited)


                                                                         September 30,               December 31,
                                                                             1997                        1996
                                                                       ----------------            ----------------
                                                                                   amounts in thousands
Liabilities and Stockholders' Equity
------------------------------------

Accounts payable                                                       $         42,298                      18,860
Accrued charges from PRIMESTAR
    Partners (note 7)                                                            44,591                      37,943
Accrued interest payable                                                          2,855                          70
Other accrued expenses (note 11)                                                 35,735                      23,878
Subscriber advance payments                                                      27,000                      22,249
Due to PRIMESTAR Partners (note 8)                                              463,133                     457,685
Debt (note 10)                                                                  365,760                     247,230
                                                                       ----------------            ----------------

       Total liabilities                                                        981,372                     807,915
                                                                       ----------------            ----------------

Stockholders' Equity:
    Preferred stock, $.01 par value;
       authorized 5,000,000;
       none issued                                                                   --                          --
    Series A common stock, $1 par value;
       authorized 185,000,000;
       issued 58,237,114 in 1997, and
       57,946,044 in 1996                                                        58,237                      57,946
    Series B common stock, $1 par value;
       authorized 10,000,000 shares; issued
       8,465,324 in 1997 and 8,466,564 in 1996                                    8,465                       8,467
    Additional paid-in capital                                                  523,295                     521,724
    Accumulated deficit                                                        (382,323)                   (215,779)
                                                                       ----------------            ----------------

         Total stockholders' equity                                             207,674                     372,358
                                                                       ----------------            ----------------
Commitments and contingencies
    (notes 2, 3, 7, 8, 10, 11 and 12)
                                                                       $      1,189,046                   1,180,273
                                                                       ================            ================


See accompanying notes to financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                            Statements of Operations

                                  (unaudited)

                                               Three months ended    Nine months ended
                                                 September 30,         September 30,
                                              --------------------  -------------------
                                                 1997       1996      1997       1996
                                              ----------  --------  ---------  --------
                                                        amounts in thousands
Revenue:
   Programming and equipment
       rental                                  $133,952    92,569    374,182   249,439
   Installation                                  11,475    14,033     31,890    50,810
                                               --------   -------   --------   -------
                                                145,427   106,602    406,072   300,249
                                               --------   -------   --------   -------
Operating costs and expenses:
   Charges from PRIMESTAR
   Partners (note 7):
     Programming                                 44,693    30,543    126,681    88,007
       Satellite, marketing and
      distribution                               21,187    17,359     61,568    46,781

   Other operating (note 11)                      7,920     9,059     18,992    23,909

   Selling, general and administrative
    (note 11)                                    47,784    51,100    139,557   136,166

   Stock compensation (note 11)                   3,055      (377)     4,607      (553)

   Depreciation (note 4)                         64,149    33,678    177,415    87,205
                                               --------   -------   --------   -------
                                                188,788   141,362    528,820   381,515
                                               --------   -------   --------   -------

     Operating loss                             (43,361)  (34,760)  (122,748)  (81,266)

Other income (expense):
   Interest expense                             (12,557)       --    (33,965)       --
   Interest income                                  694        --      2,464        --
   Share of earnings (losses) of
     PRIMESTAR Partners (note 7)                 (3,681)        1    (11,610)   (1,445)

   Other, net                                       (49)      117       (685)      311
                                               --------   -------   --------   -------
                                                (15,593)      118    (43,796)   (1,134)
                                               --------   -------   --------   -------

     Loss before income taxes                   (58,954)  (34,642)  (166,544)  (82,400)

Income tax benefit                                   --    10,936         --    25,806
                                               --------   -------   --------   -------

     Net loss                                  $(58,954)  (23,706)  (166,544)  (56,594)
                                               ========   =======   ========   =======

Net loss per common share (note 5):
 Historical                                    $   (.88)       --      (2.50)       --
                                               ========   =======   ========   =======
 Pro forma                                     $     --      (.36)        --      (.85)
                                               ========   =======   ========   =======

See accompanying notes to financial statements.

                 Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 1997

                                   (unaudited)




                                                               Common stock        Additional                        Total
                                                         -----------------------     paid-in     Accumulated      Stockholders'
                                                           Series A    Series B      capital       deficit           equity
                                                         -----------  ----------   ----------   ------------      -----------
                                                                                     amounts in thousands
Balance at January 1, 1997                               $    57,946       8,467      521,724       (215,779)         372,358

   Net loss                                                       --          --           --       (166,544)        (166,544)
   Recognition of stock compensation related to
     stock options and restricted stock awards                    --          --        1,391             --            1,391
   Issuance of Series A Common Stock related to
     restricted stock awards                                      33          --          180             --              213
   Issuance of Series A Common Stock upon conversion
     of convertible securities of
     Tele-Communications, Inc.                                   256          --           --             --              256
   Conversion of Series B common stock into Series A
     common stock                                                  2          (2)          --             --               --

                                                         -----------  ----------   ----------   ------------      -----------
Balance at September 30, 1997                            $    58,237       8,465      523,295       (382,323)         207,674
                                                         ===========  ==========   ==========   ============      ===========


See accompanying notes to financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                            Statements of Cash Flows

                                   (unaudited)

                                                                                Nine months ended
                                                                                  September 30,
                                                                             -------------------------
                                                                                 1997          1996
                                                                             -----------    ----------
                                                                               amounts in thousands
                                                                                   (see note 6)
Cash flows from operating activities:
    Net loss                                                                  $ (166,544)      (56,594)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
         Depreciation                                                            177,415        87,205
         Share of losses of PRIMESTAR Partners                                    11,610         1,445
         Accretion of debt discount                                               11,573            --
         Stock compensation                                                        4,607          (553)
         Deferred income tax expense                                                  --        18,648
         Other non-cash items                                                      4,158            --
         Changes in operating assets and liabilities:
              Change in receivables                                                 (529)        2,765
              Change in prepaids                                                    (457)         (619)
              Change in accruals and payables                                     28,131          (523)
              Change in subscriber advance payments                                4,751         6,445
                                                                              ----------    ----------

                 Net cash provided by operating activities                        74,715        58,219
                                                                              ----------    ----------

Cash flows from investing activities:
    Capital expended for property and equipment                                 (151,062)     (258,907)
    Capital expended for satellites                                               (5,448)      (69,930)
    Additional investments in and advances to
      PRIMESTAR Partners                                                          (7,060)      (13,827)
    Repayment received on advances to PRIMESTAR
      Partners                                                                     7,806            --
                                                                              ----------    ----------

                 Net cash used in investing activities                          (155,764)     (342,664)
                                                                              ----------    ----------

Cash flows from financing activities:
    Borrowings of debt                                                           405,061            --
    Repayments of debt                                                          (299,461)           --
    Payment of deferred financing costs                                          (17,749)           --
    Increase in due to PRIMESTAR Partners                                          5,448         3,319
    Proceeds from issuance of common stock                                           469            --
    Increase in due to TCI Communications, Inc.                                       --       281,313
                                                                              ----------    ----------

                 Net cash provided by financing activities                        93,768       284,632
                                                                              ----------    ----------

                 Net increase in cash and cash equivalents                        12,719           187

                 Cash and cash equivalents:
                    Beginning of period                                            6,560         1,801
                                                                              ----------    ----------

                    End of period                                             $   19,279         1,988
                                                                              ==========    ==========

See accompanying notes to financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

                              September 30, 1997

                                 (unaudited)

(1)      Basis of Presentation
         ---------------------

         The accompanying financial statements of TCI Satellite Entertainment, Inc. ("TSEI") include the historical financial information of (i) certain satellite television assets (collectively, "TCI SATCO") of TCI Communications, Inc. ("TCIC"), a subsidiary of Tele-Communications, Inc. ("TCI") for periods prior to the December 4, 1996 consummation of the spin-off transaction (the "TSAT Spin-off") described in note 3, and
         (ii) TSEI and its consolidated subsidiaries for the period following such date. Upon consummation of the TSAT Spin-off, TSEI became the owner of the assets that comprised TCI SATCO, which assets included (i) a 100% ownership interest in the TCIC business that distributes the PRIMESTAR(R) programming service ("PRIMESTAR(R)") to subscribers within certain areas of the continental United States, (ii) a 100% ownership interest in Tempo Satellite, Inc. ("Tempo"), and (iii) a 20.86% aggregate ownership interest in PRIMESTAR Partners, which owns and operates the PRIMESTAR(R) service. PRIMESTAR Partners was formed as a limited partnership in 1990 by subsidiaries of TCIC, subsidiaries of several other cable operators, and a subsidiary of General Electric Company. PRIMESTAR Partners, among other things, transmits satellite entertainment services that are delivered to subscribers through TSEI and certain other authorized distributors.

         Tempo holds a permit (the "FCC Permit") issued by the Federal Communications Commission ("FCC") authorizing construction of a high power direct broadcast satellite ("DBS") system. Tempo is also a party to a satellite construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral"), pursuant to which Tempo has arranged for the construction of two high power direct broadcast satellites (the "Tempo Satellites") and has an option to purchase up to three additional satellites.

         In the following text, "TSAT" may, as the context requires, refer to "TCI SATCO" (prior to the December 4, 1996 completion of the TSAT Spin-off), TSEI and its consolidated subsidiaries (subsequent to the December 4, 1996 completion of the TSAT Spin-off) or both. See note 3. Additionally, unless the context indicates otherwise, references to "TCI" and "TCIC" herein are to TCI and TCIC and their respective consolidated subsidiaries (other than TSAT).

         All significant inter-entity and intercompany transactions have been eliminated.

         As further discussed in note 11, the accompanying statements of operations include allocations of certain costs and expenses of TCI. Although such allocations are not necessarily indicative of the costs that would have been incurred by TSAT on a stand-alone basis, management believes the resulting allocated amounts are reasonable.


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

     The accompanying interim financial statements of TSAT are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of TSAT as of September 30, 1997 and the results of its operations for the periods ended September 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in TSAT's December 31, 1996 Annual Report on Form 10-K.

(2)  Proposed Transactions
     ---------------------

     PRIMESTAR Partners Restructuring

     On June 11, 1997, TSAT entered into a binding letter agreement, including an attached summary of business terms (collectively, the "Restructuring Agreement") with PRIMESTAR Partners, affiliates of each of the other partners of PRIMESTAR Partners, and a stockholder of TSAT. The Restructuring Agreement sets forth the principal terms and conditions of a proposed transaction (the "Restructuring Transaction"), through which PRIMESTAR Partners, TSAT and the PRIMESTAR(R)-related distribution businesses of such affiliates will be consolidated into a newly-formed company. The other parties to the Restructuring Agreement include Time Warner Cable ("TWC"), Advance/Newhouse Partnership ("Newhouse"), Cox Communications, Inc. ("Cox"), Comcast Corporation ("Comcast"), MediaOne of Delaware Inc. ("MediaOne"), and GE American Communications, Inc. ("GE Americom"). Affiliates of TSAT, TWC, Newhouse, Cox, Comcast, MediaOne and GE Americom are general and limited partners of PRIMESTAR Partners, and TSAT, TWC, Newhouse, Cox, Comcast and MediaOne (or their affiliates) are also distributors of PRIMESTAR Partners' medium power satellite television service.

                                                                     (continued)

     The Restructuring Agreement provides for the formation of a new corporation ("New PRIMESTAR"), which will initially be a wholly-owned subsidiary of TSAT. New PRIMESTAR will acquire partnership interest of PRIMESTAR Partners, subscribers and related assets, as applicable, of the other parties to the Restructuring Transaction in exchange for (i) cash (or the assumption of debt), (ii) shares of Series A Common Stock, $.01 par value per share, of New PRIMESTAR ("New PRIMESTAR Series A Common Stock") and
     (iii) except for GE Americom, shares of Series C Common Stock, $.01 par value per share, of New PRIMESTAR ("New PRIMESTAR Series C Common Stock"), in each case in an amount determined pursuant to the Restructuring Agreement. Concurrently, TSAT would merge with a wholly-owned subsidiary of New PRIMESTAR, with TSAT surviving, and the outstanding shares of Series A Common Stock, $1.00 par value per share, of TSAT ("Series A Common Stock") and Series B Common Stock, $1.00 par value per share, of TSAT ("Series B Common Stock," and together with the Series A Common Stock, the "TSAT Common Stock") would be converted into New PRIMESTAR Series A Common Stock, and Series B Common Stock, $.01 par value per share, of New PRIMESTAR ("New PRIMESTAR Series B Common Stock"), respectively. It is expected that upon consummation of the Restructuring Transaction, shares of the New PRIMESTAR Series A Common Stock and New PRIMESTAR Series B Common Stock will be publicly traded on the Nasdaq National Market tier of The Nasdaq Stock Market.

     The Restructuring Agreement provides that the board of directors of New PRIMESTAR will initially consist of eleven members, of which three (the "Class B Directors") will be elected by holders of the New PRIMESTAR Series B Common Stock and six (the "Class C Directors") will be elected by holders of the New PRIMESTAR Series C Common Stock. Of the six Class C Directors, three will be nominated by TWC (and TWC has agreed with Newhouse that of such three, one will be nominated by Newhouse) and one will be nominated by each of Cox, Comcast and MediaOne. The remaining two directors (the "Common Directors") will be nominated by a super-majority vote of the Class B Directors and Class C Directors, and elected by the holders of the New PRIMESTAR Series A Common Stock, New PRIMESTAR Series B Common Stock and New PRIMESTAR Series C Common Stock, voting together as a single class. The number of Class B Directors will decrease as the number of shares of New PRIMESTAR Series B Common Stock outstanding decreases, and the number of Class C Directors will decrease as the number of shares of New PRIMESTAR Series C Common Stock outstanding decreases, in each case in accordance with a schedule set forth in the Restructuring Agreement. The special class rights of the holders of New PRIMESTAR Series B Common Stock and New PRIMESTAR Series C Common Stock, each voting as a separate class, to elect the Class B Directors and Class C Directors, respectively, will automatically terminate at such time as the holders of the New PRIMESTAR Series C Common Stock, voting as a class, shall no longer be entitled to elect at least three Class C Directors. At any time that the maximum number of Class B Directors or Class C Directors is decreased, the number of Common Directors will be correspondingly increased, so that the total number of directors constituting the whole board of directors of New PRIMESTAR remains eleven.

     The New PRIMESTAR Series A Common Stock will be substantially identical to the Series A Common Stock of TSAT, and the New PRIMESTAR Series B Common Stock and the New PRIMESTAR Series C Common Stock will be substantially identical to the New PRIMESTAR Series A Common Stock, except in each case with respect to the election of directors as provided above and except in each case as follows: (i) holders of the New PRIMESTAR Series B Common Stock and the New PRIMESTAR Series C Common Stock will be entitled to ten votes per share, while holders of the New PRIMESTAR Series A Common Stock will be entitled to one vote per share, on all matters as to which such holders are entitled to vote; (ii) each share of New PRIMESTAR Series B Common Stock will be convertible into one share of New PRIMESTAR Series A Common Stock at the option of the holder, and each share of New PRIMESTAR Series C Common Stock will be convertible into one share of New PRIMESTAR Series B Common Stock at the option of the holder, but the New PRIMESTAR Series A Common Stock will not be convertible; and (iii) the affirmative vote of the holders of a majority of the outstanding shares of New PRIMESTAR Series B Common Stock and 83% of the outstanding shares of New PRIMESTAR Series C Common Stock, each voting as a separate class, will be required to approve certain actions by New PRIMESTAR, including substantive charter and by-law amendments, mergers and consolidations, the sale of substantially all the assets of New PRIMESTAR, dissolution, certain stock issuances, the filing of a voluntary bankruptcy petition, and, with certain exceptions, engagement by New PRIMESTAR in any business outside the Satellite Television Business (as defined in the Restructuring Agreement). On the tenth anniversary of the first issue of New PRIMESTAR Series C Common Stock, all New PRIMESTAR Series C Common Stock will be mandatorily converted into New PRIMESTAR Series B Stock on a one-to-one basis.

     Under the terms of the Restructuring Agreement, current stockholders of TSAT would hold approximately 37% of the outstanding shares of common equity of New PRIMESTAR at the closing of the Restructuring Transaction, and TWC and Newhouse (collectively), Comcast, MediaOne, Cox and GE Americom would own approximately 31%, 9%, 9%, 9% and 5%, respectively, of the outstanding shares of common equity of New PRIMESTAR at closing, subject in each case to adjustments based on closing subscriber counts, inventory amounts and other factors.

     Although the parties contemplate the negotiation, execution and delivery of definitive documentation with respect to the Restructuring Transaction, such documentation is not a condition to the closing of the Restructuring Transaction, and in the absence of such documentation, the Restructuring Agreement will remain a binding agreement among the parties. The parties are currently engaged in the negotiation and preparation of such definitive documentation, which is expected to be completed during the fourth quarter of 1997. As currently contemplated by the drafts of such documentation, TSAT would be merged with and into New PRIMESTAR, and the current stockholders of TSAT would receive common stock of New PRIMESTAR on substantially the same basis as described above.

     The consummation of the Restructuring Transaction is subject to certain closing conditions, including receipt of necessary regulatory approvals, approval of TSAT stockholders and certain due diligence matters. In connection with the execution of the Restructuring Agreement, John C. Malone, a stockholder of TSAT and the Chairman of its Board of Directors, has agreed to vote all shares of TSAT Common Stock owned by him in favor of the Restructuring Transaction, in any vote of the stockholders of TSAT to approve such transaction.

                                                                     (continued)

         For accounting purposes, the Restructuring Transaction will be treated as the acquisition by TSAT of certain net assets of the parties to the Restructuring Agreement other than TSAT (the "Non-TSAT Parties"), and such acquisition will be accounted for using the purchase method of accounting. The fair value of the consideration to be issued to the Non-TSAT Parties will be allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities.

         Acquisition of Certain Satellite Assets

         In a separate transaction (the "ASkyB Transaction"), pursuant to an asset acquisition agreement, dated as of June 11, 1997 (together with the exhibits and schedules thereto, the "ASkyB Agreement") among PRIMESTAR Partners, The News Corporation Limited ("News Corp."), MCI Telecommunications Corporation, the principal domestic operating subsidiary of MCI Communications Corporation ("MCI"), American Sky Broadcasting LLC, a joint venture between News Corp. and MCI ("ASkyB"), and for certain purposes only, each of the partners of PRIMESTAR Partners (collectively, the "Partners"), New PRIMESTAR will acquire from MCI two high-power communications satellites currently under construction (the "MCI Satellites"), certain authorizations granted to MCI by the FCC to operate a direct broadcast satellite business at the 110(0) West Longitude ("W.L.") orbital location using 28 transponder channels, and certain related contracts (the "MCI FCC Licenses"). In consideration, ASkyB will receive non-voting convertible securities of New PRIMESTAR, comprising approximately $600 million liquidation value of non-voting convertible preferred stock, $.01 par value per share, of New PRIMESTAR (the "New PRIMESTAR Convertible Preferred Stock") (convertible into approximately 52 million shares of non-voting
         Series D Common Stock, $.01 par value per share, of New PRIMESTAR (the "New PRIMESTAR Series D Common Stock"), subject to adjustment) and approximately $516 million principal amount of convertible subordinated notes of New PRIMESTAR (the "New PRIMESTAR Convertible Subordinated Notes") (convertible into approximately 43 million shares of New PRIMESTAR Series D Common Stock).

         The New PRIMESTAR Convertible Preferred Stock will accrue cumulative dividends at the annual rate of 5% of the liquidation value of such shares and the New PRIMESTAR Convertible Subordinated Notes will have an interest rate of 5%. Dividends on the New PRIMESTAR Convertible Preferred Stock and interest on the New PRIMESTAR Convertible Subordinated Notes will be payable in cash or, at the option of New PRIMESTAR, in shares of the non-voting New PRIMESTAR Series D Common Stock, for a period of four years. Thereafter, all dividend and interest payments will be made solely in cash. Such convertible securities, and the shares of New PRIMESTAR Series D Common Stock to be issued to ASkyB or any of its affiliates upon conversion of such New PRIMESTAR Convertible Preferred Stock and New PRIMESTAR Convertible Subordinated Notes, or in payment of dividend or interest obligations thereunder, will be non-voting; however, shares of New PRIMESTAR Series D Common Stock will in turn automatically convert into shares of New PRIMESTAR Series A Common Stock, on a one-to-one basis, upon transfer to any person other than ASkyB, News Corp. or any of their respective affiliates.
                                                                    (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements



     Consummation of the ASkyB Transaction is contingent on, among other things, receipt of all necessary government and regulatory approvals, and accordingly, no assurance can be given that the ASkyB Transaction will be consummated.

(3)  TSAT Spin-off Transaction
     -------------------------

     General

     On June 17, 1996, the Board of Directors of TCI announced its intention to distribute all the capital stock of TSAT to the holders of Tele-Communications, Inc. Series A TCI Group Common Stock, $1.00 par value per share, (the "Series A TCI Group Common Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock (the "Series B TCI Group Common Stock" and, together with the Series A TCI Group Common Stock, the "TCI Group Common Stock"). On December 4, 1996 (the "TSAT Spin-off Date"), the TSAT Spin-off was effected as a distribution by TCI to holders of record of its TCI Group Common Stock as of the close of business on November 12, 1996 (the "TSAT Spin-off Record Date") of shares of TSAT Common Stock. The TSAT Spin-off did not involve the payment of any consideration by the holders of TCI Group Common Stock (such holders, the "TCI Group Stockholders"), and is intended to qualify as a tax-free spinoff.

     On the TSAT Spin-off Record Date, TCI Group Stockholders received one share of Series A Common Stock for each ten shares of Series A TCI Group Common Stock owned of record at the close of business on the TSAT Spin-off Record Date and one share of Series B Common Stock for each ten shares of Series B TCI Group Common Stock owned of record as of the close of business on the TSAT Spin-off Record Date. Fractional shares were not issued. Fractions of one-half or greater of a share were rounded up and fractions of less than one-half of a share were rounded down to the nearest whole number of shares of Series A Common Stock and Series B Common Stock. Immediately following the TSAT Spin-off, 57,941,044 shares of Series A Common Stock and 8,466,564 shares of Series B Common Stock were issued and outstanding.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     Since the TSAT Spin-off, TSAT and TCI have operated independently. For purposes of governing certain of the ongoing relationships between TSAT and TCI after the TSAT Spin-off, and to provide mechanisms for an orderly transition, TSAT and TCI have entered into various agreements, including the "Reorganization Agreement" (see below), the "Fulfillment Agreement" (see note 11), the "Indemnification Agreements" (see note 12), the "TCIC Credit Facility" (see note 10), the "Transition Services Agreement" (see note 11), and an amendment to TCI's then existing "Tax Sharing Agreement" (see note 11).

     Reorganization Agreement

     The Reorganization Agreement provided for, among other things, the transfer to TSAT of the assets of TCI SATCO, and for the assumption by TSAT of related liabilities. No consideration was payable by TSAT for these transfers, except that two subsidiaries of TSAT purchased TCIC's partnership interests in PRIMESTAR Partners for consideration payable by delivery of promissory notes issued by such subsidiaries, which notes were assumed by TCI on or before the TSAT Spin-off Date in the form of a capital contribution to TSAT. The Reorganization Agreement also provides for certain cross-indemnities designed to make TSAT financially responsible for all liabilities relating to the digital satellite business conducted by TCI prior to the TSAT Spin-off, as well as for all liabilities incurred by TSAT after the TSAT Spin-off, and makes TCI financially responsible for all potential liabilities of TSAT which are not related to the digital satellite business, including, for example, liabilities arising as a result of TSAT having been a subsidiary of TCI prior to the TSAT Spin-off.

     Pursuant to the Reorganization Agreement, on the TSAT Spin-off Date, TSAT issued to TCIC a promissory note (the "TSAT Note"), in the principal amount of $250,000,000, representing a portion of TSAT's intercompany balance owed to TCIC on such date. On December 31, 1996, TSAT entered into a bank credit agreement with respect to a senior secured reducing revolving credit facility (the "Bank Credit Facility") and used a portion of the borrowing availability thereunder to repay in full all principal and interest due to TCIC pursuant to the TSAT Note. See note 10.

                                                                     (continued)

     Pursuant to the Reorganization Agreement, the remainder of TSAT's intercompany balance owed to TCIC on the TSAT Spin-off Date (other than certain advances made to TSAT by TCIC in 1996 to fund certain construction and related costs associated with the Tempo Satellites, as described in note 8) was assumed by TCI. A portion of such assumption of debt was affected in the form of a capital contribution to TSAT; the remainder was affected as consideration for (i) the assumption by TSAT of TCI's obligations under options granted on the TSAT Spin-off Date to certain key employees of TCI (who are not employees of TSAT) representing, in the aggregate, 1,660,190 shares of Series A Common Stock and (ii) the granting by TSAT to TCI of an option to purchase up to 4,765,000 shares of Series A Common Stock, at an exercise price of $1.00 per share, as required by TCI from time to time to meet its obligations under the conversion features of certain convertible securities of TCI as such conversion features were adjusted as a result of the TSAT Spin-off.

(4)  Changes in Accounting
     ---------------------

     During the fourth quarter of 1996, TSAT re-evaluated certain of its depreciation policies. After considering relevant accounting literature, current accounting practices in similar industries, and other factors, TSAT concluded that the most appropriate depreciation policy for its subscriber installation costs was to depreciate subscriber installation costs on a straight line basis over the estimated average life of a subscriber, and charge to depreciation expense the unamortized balance of installation costs associated with customers who have terminated service with TSAT. TSAT believes the new policy is more appropriate than the prior method since, under the new policy, subscriber installation costs associated with subscribers whose service has been terminated are no longer carried on TSAT's balance sheet after the date of termination. This change was adopted effective October 1, 1996 and was treated as a change in accounting policy that was inseparable from a change in estimate. Accordingly, the cumulative effect of such change for periods prior to October 1, 1996, together with the fourth quarter 1996 effect of such change, was included in TSAT's depreciation expense for the fourth quarter of 1996.

     In connection with the aforementioned discussion of TSAT's accounting policies with respect to subscriber installation costs, TSAT also determined that a reduction in the estimated useful life of certain satellite reception equipment was appropriate in light of certain changes in TSAT's expectations with respect to technological and other factors. This change in estimate was given effect on a prospective basis as of October 1, 1996.

                                                                     (continued)

(5)  Net Loss Per Common Share
     -------------------------

     As described in note 3, TSAT issued 66,407,608 shares of TSAT Common Stock pursuant to the TSAT Spin-off. The pro forma net loss per share amounts set forth in the accompanying statements of operations assume that the shares issued pursuant to the TSAT Spin-off were issued and outstanding since January 1, 1996. Accordingly, the calculation of the pro forma net loss per share assumes 66,407,608 weighted average shares were outstanding during the three and nine months ended September 30, 1996. The historical net loss per common share is based on 66,676,241 and 66,642,359 weighted average shares outstanding during the three and nine months ended September 30, 1997, respectively.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. Statement No. 128 is effective for annual and interim periods ending after December 31, 1997. TSAT does not believe that the adoption of Statement No. 128 will significantly impact the calculation of TSAT's net loss per common share.

(6)  Supplemental Disclosures to Combined Statements of Cash Flows
     -------------------------------------------------------------

     Cash paid for interest was $17,837,000 during the nine months ended September 30, 1997, and was not significant during the nine months ended September 30, 1996. Cash paid for income taxes was not significant during the nine months ended September 30, 1997 and 1996.

     With the exception of certain non-cash stock compensation obligations (see note 11), transactions effected through the intercompany account with TCIC for periods prior to the TSAT Spin-off have been considered to be constructive cash receipts and payments for purposes of the accompanying statements of cash flows.

     Accrued capital expenditures of $13,381,000 and $5,532,000 at September 30, 1997 and 1996, respectively, have been excluded from the accompanying statements of cash flows.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

(7)  Investment in PRIMESTAR Partners
     --------------------------------

     Summarized unaudited operating information for PRIMESTAR Partners is as follows (amounts in thousands):

                                                Nine months ended
                                                  September 30,
                                              ---------------------
                                                 1997       1996
                                               ----------  ---------
     Results of Operations
     ---------------------

        Revenue                               $ 450,973    294,634
        Operating, selling, general and
           administrative expenses             (480,302)  (299,596)
        Depreciation and amortization            (2,856)    (2,390)
                                              ---------   --------

           Operating loss                       (32,185)    (7,352)

        Other income (expense), net             (11,677)       856
                                              ---------   --------

           Net loss                           $ (43,862)    (6,496)
                                              =========   ========

     The bank credit facility of PRIMESTAR Partners (the "PRIMESTAR Credit Facility") was obtained by PRIMESTAR Partners to finance advances to Tempo for payments due in respect of the construction of the Tempo Satellites, and is supported by letters of credit arranged for by affiliates of all but one of the Partners. At September 30, 1997, PRIMESTAR Partners' indebtedness under the PRIMESTAR Credit Facility aggregated $555,000,000, including amounts borrowed to pay interest charges. The maturity date of the PRIMESTAR Credit Facility has been extended to December 31, 1997. See notes 8 and 12.

     Since March 10, 1997, PRIMESTAR Partners has transmitted the PRIMESTAR(R) service from GE-2, a medium power satellite owned and operated by GE Americom ("GE-2"). GE-2 was launched on January 30, 1997, and declared commercially operational, effective March 6, 1997. Pursuant to the Amended and Restated Memorandum of Agreement, effective as of October 18, 1996, between PRIMESTAR Partners and GE Americom, which provides for PRIMESTAR Partners' use of transponders on GE-2 (the "GE-2 Agreement"), PRIMESTAR Partners is required to make minimum lease payments for an initial term of six years from the availability of GE-2, extendible, at the option of PRIMESTAR Partners, for the remainder of the useful life of GE-2 (the "End-Of-Life Option"). The End-Of-Life Option expires if not exercised by December 31, 1997; however, PRIMESTAR Partners is currently negotiating an extension of the End-of-Life Option with GE Americom. PRIMESTAR Partners' obligations under the GE-2 Agreement are supported by letters of credit arranged for by affiliates of all but one of the Partners. Upon consummation of the Restructuring Transaction, the GE-2 Agreement will be assumed by New PRIMESTAR. See notes 2, 8 and 12.

     PRIMESTAR Partners provides programming services to TSAT and other authorized PRIMESTAR(R) distributors in exchange for a fee based upon the number of subscribers receiving programming services. In addition, PRIMESTAR Partners arranges for satellite capacity and uplink services, and provides national marketing and administrative support services in exchange for a separate authorization fee.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Under PRIMESTAR Partners' limited partnership agreement, as amended, TSAT has agreed to fund its share of any capital contributions and/or loans to PRIMESTAR Partners that might be agreed upon from time to time by the Partners. Additionally, those subsidiaries of TSAT that are general partners of PRIMESTAR Partners are liable as a matter of partnership law for all debts of PRIMESTAR Partners in the event the liabilities of PRIMESTAR Partners were to exceed its assets. PRIMESTAR Partners has contingent liabilities related to legal and other matters arising in the ordinary course of business. Management of PRIMESTAR Partners is unable at this time to assess the impact, if any, of such matters on PRIMESTAR Partners' results of operations, financial position, or cash flows.

     As described in note 2, TSAT has entered into a binding letter agreement with respect to the Restructuring Transaction, whereby the businesses of TSAT and PRIMESTAR Partners and the PRIMESTAR(R) distribution businesses of affiliates of the other Partners will be consolidated into a newly-formed company.

(8)  Satellites
     ----------

     Tempo DBS System

     TSAT, through Tempo, holds the FCC Permit authorizing construction of a high-power DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119 (degrees) W.L. orbital position and 11 frequencies at the 166 (degrees) W.L. orbital position. The 119 (degrees) W.L. orbital position is generally visible to home satellite dishes ("HSDs") throughout the entire continental U.S.; the 166 (degrees) W.L. orbital position is visible only in the western half of the continental U.S. as well as Alaska and Hawaii.

     Tempo is also a party to the Satellite Construction Agreement with Loral, pursuant to which Tempo has arranged for the construction of the Tempo Satellites at a fixed contract price of $487,159,500, and has an option to purchase up to three additional satellites. The cost of constructing the Tempo Satellites is reflected in "Satellites" in the accompanying balance sheets.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     One of the Tempo Satellites ("Tempo DBS-1") was outfitted with an antenna designed for operation at the 119 (degrees) W.L. orbital location, and was launched into geosynchronous orbit on March 8, 1997. Such satellite is currently undergoing extended in-orbit testing pursuant to the Satellite Construction Agreement. Assuming that such in-orbit testing is completed successfully, Tempo DBS-1 is expected to be available for commercial operations in the first quarter of 1998. At current levels of digital compression, TSAT believes that Tempo DBS-1 would be able to deliver approximately 100 channels of digital video and 20 channels of digital audio programming, as operated under the FCC Permit. TSAT intends to use 18 inch HSDs for the proposed high-power service, the same diameter currently used by other high-power DBS providers, in most areas.

     Since the launch of Tempo DBS-1, Loral has notified TSAT of three separate occurrences of power reductions on Tempo DBS-1. No assurance can be given that further power reductions will not occur in the future. TSAT does not currently know the extent of such power reductions, and cannot confirm the precise causes thereof; however, such reductions could eventually affect the proposed operation of Tempo DBS-1, either alone or together with other events that may arise during the expected life of the satellite.

     TSAT currently intends to operate Tempo DBS-1 as a platform to provide high-power digital video and audio programming services to residential customers, as well as multiple dwelling units, commercial customers and resellers. If the Restructuring Transaction is consummated, Tempo will be a wholly-owned subsidiary of New PRIMESTAR and New PRIMESTAR will operate Tempo's high-power DBS services. If the Restructuring Transaction is not consummated, TSAT expects that such services will be provided through PRIMESTAR Partners, which has exercised its option, under an option agreement between Tempo and PRIMESTAR Partners (the "Tempo Option Agreement"), to purchase or lease 100% of the capacity of Tempo DBS-1. The availability and utility of Tempo DBS-1, including the power levels provided by Tempo DBS-1, are subject to risks of satellite defect, loss, or reduced performance. See note 2.

     In light of the pendency of the Restructuring Transaction and the ASkyB Transaction (see note 2), TSAT and PRIMESTAR Partners are evaluating alternative future plans with respect to the second Tempo Satellite ("Tempo DBS-2"), including its use or disposition. Tempo DBS-2 presently serves as a ground spare for Tempo DBS-1.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

         Satellite Launches

         Pursuant to the Satellite Construction Agreement, Loral must conduct in-orbit testing following the launch of a satellite. Under the Satellite Construction Agreement, delivery of a satellite takes place upon Tempo's acceptance of such satellite after completion of in-orbit testing ("Delivery"). Subject to certain limits, Loral must reimburse Tempo for Tempo's actual and reasonable expenses directly incurred as a result of any delays in the Delivery of satellites. The in-orbit useful life of each satellite is designed to be a minimum of 12 years. If in-orbit testing confirms that the satellite conforms fully to specifications and the service life of the satellite will be at least 12 years, Tempo is required to accept the satellite. If in-orbit testing determines that the satellite does not fully conform to specifications but at least 50% of its transponders are functional and the service life of the satellite will be at least six years, Tempo is required to accept the satellite but is entitled to receive a proportionate decrease in the purchase price. If Loral fails to deliver a satellite, it has 29 months to deliver, at its own expense, a replacement satellite. Loral may make four attempts to launch the two Tempo Satellites; however, if the two Tempo Satellites are not delivered in such four attempts, Tempo may terminate the Satellite Construction Agreement and receive a refund. Tempo also may terminate the contract in the event of two successive satellite failures.

         As a result of the aforementioned power reductions, in-orbit testing has been extended and Tempo DBS-1 has not yet been accepted; however, it is currently expected that such testing will be completed during the fourth quarter of 1997. TSAT currently believes that Tempo DBS-1 may not fully comply with specifications, but has not yet determined the extent of any such non-compliance. Tempo and Loral are currently engaged in discussions regarding this matter and the terms of any monetary settlement with respect thereto to which Tempo may be entitled under the Satellite Construction Agreement. A launch defect or damage affecting Tempo DBS-1 could cause a substantial monetary loss to TSAT or, following consummation of the Restructuring Transaction, New PRIMESTAR.

         Loral has warranted that, until the satellites are launched, the satellites will be free from defects in materials or workmanship and will meet the applicable performance specifications. In addition, Loral has warranted that all items other than the satellites delivered under the Satellite Construction Agreement will be free from defects in materials or workmanship for one year from the date of their acceptance and will perform in accordance with the applicable performance specifications. Loral bears the risk of loss of the Tempo Satellites until Delivery. Upon Delivery, title and risk of loss pass to Tempo. However, Loral is obligated to carry risk insurance on each satellite covering the period from launch through Delivery. Such risk insurance is required to cover (i) the cost of any damages due under the Satellite Construction Agreement; (ii) the cost of delivery of a replacement satellite in the event of a satellite failure; and (iii) the refund of the fixed contract price for each undelivered Tempo Satellite if Loral fails to deliver both Tempo Satellites after four attempts. Loral is also required to obtain insurance indemnifying Tempo from any third party claims arising out of the launch of a satellite. Although TSAT is entitled to the benefit of such warranties and insurance coverage relating to the Tempo Satellites pursuant to the Satellite Construction Agreement, such warranties and insurance coverage might not be sufficient to compensate TSAT for all of its losses in the event of a partial or total satelite failure or casualty, even if such failure or casualty were a covered loss.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


         Tempo Option

         In February 1990, Tempo entered into the Tempo Option Agreement with PRIMESTAR Partners granting PRIMESTAR Partners the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit. Under the Tempo Option Agreement, upon the exercise of the Tempo Option, PRIMESTAR Partners was obligated to pay Tempo $1,000,000 (the "Exercise Fee") and to lease or purchase the entire capacity of the DBS system with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Option and certain related matters, Tempo and PRIMESTAR Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by PRIMESTAR Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by PRIMESTAR Partners to Tempo. PRIMESTAR Partners financed such advances to Tempo through borrowings under the PRIMESTAR Credit Facility, which is in turn supported by letters of credit arranged for by affiliates of all but one of the Partners. The aggregate funding provided to Tempo by PRIMESTAR Partners ($463,133,000 at September 30,
         1997) is reflected in "Due to PRIMESTAR Partners" in the accompanying balance sheets. At September 30, 1997, the amount borrowed by PRIMESTAR Partners under the PRIMESTAR Credit Facility was $555,000,000, including amounts borrowed to pay interest charges. See notes 7 and 12.

         During 1996, TCIC made intercompany advances to TSAT to fund the majority of the construction and related costs associated with the Tempo Satellites. Prior to 1996, PRIMESTAR Partners had funded substantially all of the construction and related costs associated with the Tempo Satellites. In connection with the TSAT Spin-off, a determination was made that such 1996 advances from TCIC would be repaid by TSAT to TCIC, to the extent (and only to the extent) that Tempo received corresponding advances from PRIMESTAR Partners. As a result of negotiations between TSAT and PRIMESTAR Partners to resolve a disagreement concerning the Tempo Satellites, PRIMESTAR Partners advanced $73,786,000 to Tempo in December 1996 to reimburse Tempo for all of the 1996 costs which previously had been funded by TCIC. Upon receipt, such advance was paid to TCIC by Tempo in repayment of such 1996 advances from TCIC.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements



         On February 7, 1997, the Partners Committee of PRIMESTAR Partners adopted a resolution (i) affirming that PRIMESTAR Partners had unconditionally exercised the Tempo Option, (ii) approving the proposed launch of Tempo DBS-1 into the 119(degrees) W.L. orbital position and the use of Tempo DBS-2 as a spare or back-up for Tempo DBS-1, pending other deployment or disposition as determined by PRIMESTAR Partners, and (iii) authorizing the payment by PRIMESTAR Partners to Tempo of the Exercise Fee and other amounts in connection with the Tempo Option and the Tempo Letter Agreements, including funding of substantially all construction and related costs relating to the Tempo Satellites not previously funded by PRIMESTAR Partners. Such amounts have been paid to TSAT.

         The Tempo Letter Agreements permit PRIMESTAR Partners to apply its advances to Tempo against any payments (other than the Exercise Fee) due under the Tempo Option with respect to its purchase or lease of satellite capacity. Although TSAT and PRIMESTAR Partners have not entered into an agreement with respect to the purchase or lease of 100% of the capacity of the proposed Tempo DBS system pursuant to the Tempo Option, TSAT believes that its obligations to PRIMESTAR Partners with respect to such advances will be satisfied in connection with the completion of such purchase or lease. However, if notwithstanding the exercise of the Tempo Option such purchase or lease of satellite capacity is not completed, TSAT believes that alternative courses of action are available that would allow TSAT to recover its costs of constructing the Tempo Satellites. See note 2.

(9)      Other Assets
         ------------

         The components of other assets are as follows (amounts in thousands):

                                                         September 30,  December 31,
                                                             1997           1996
                                                         -------------  ------------
        Deferred financing costs, net of
           accumulated amortization                        $    22,979        7,000
        Investment in, and advances to, ResNet
           Communications, Inc.                                  5,500        5,827
                                                           -----------    ---------
                                                           $    28,479       12,827
                                                           ===========    =========

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


(10)    Debt
        ----

        The components of debt are as follows (amounts in thousands):

                                                September 30,  December 31,
                                                    1997           1996
                                                -------------  ------------

        Bank Credit Facility (a)                     $     --       246,000
        Senior Subordinated Notes (b)                 200,000            --
        Senior Subordinated Discount Notes (b)        163,634            --
        Other                                           2,126         1,230
                                                     --------       -------
                                                     $365,760       247,230
                                                     ========       =======

         (a)  Bank Credit Facility

              On December 31, 1996, TSAT entered into the Bank Credit Facility. As a result of the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, the maximum commitments under the Bank Credit Facility were increased from $350,000,000 to $750,000,000. At September 30,
              1997, $720,000,000 of such maximum commitments were unused. The availability of such commitments for borrowing is subject to TSAT's compliance with operating and financial covenants and other customary conditions. Commencing March 31, 2001, aggregate commitments will be reduced quarterly in accordance with a schedule, until final maturity at June 30, 2005. TSAT's initial borrowings under the Bank Credit Facility were used to repay in full the principal amount of and accrued interest on the TSAT Note and to fund financing costs associated with the arrangement of the facility.

              Borrowings under the Bank Credit Facility bear interest at variable rates. In addition, TSAT is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the available commitments, payable quarterly in arrears and at maturity. Such commitment fees aggregated $1,749,000 during the nine months ended September 30, 1997.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


              Borrowings under the Bank Credit Facility are guaranteed by TSAT's restricted subsidiaries (currently all of TSAT's subsidiaries except Tempo) (the "Restricted Subsidiaries"), and secured by collateral assignments or other security interests in (i) all capital stock of certain of TSAT's Restricted Subsidiaries and
              (ii) substantially all of TSAT's assets (other than the Tempo Satellites). The Bank Credit Facility contains affirmative covenants regarding minimum subscribers, revenue per subscriber and debt service coverage, as well as negative covenants that limit TSAT and its Restricted Subsidiaries from, among other things, (i) incurring indebtedness, (ii) creating liens and other encumbrances, (iii) entering into merger or consolidation transactions, (iv) entering into transactions with affiliates, (v) making investments, (vi) making capital expenditures, (vii) paying dividends and making other distributions, (viii) redeeming stock,
              (ix) redeeming or purchasing of subordinated debt (except under certain limited circumstances) (x) paying interest on or principal of subordinated debt during the continuation of (A) an event of default under the Bank Credit Facility or (B) a default under the Bank Credit Facility of which management of TSAT has actual or constructive notice, (xi) entering into sale and leaseback transactions and (xii) engaging in non-designated activities. The Bank Credit Facility also contains customary events of default and provisions for mandatory prepayments and commitment reductions in the event of certain asset sales.

              TSAT anticipates that it will be required to refinance and/or amend the Bank Credit Facility prior to the consummation of the Restructuring Transaction described in note 2. No assurance can be given that any such refinancing and/or amendment will be completed on terms acceptable to TSAT.

              During the first quarter of 1997, two letters of credit with an aggregate drawable amount of $30,000,000 were issued for the account of TSAT pursuant to the Bank Credit Facility. See note 12.

         (b)  Notes

              On February 20, 1997, TSAT issued 10-7/8% Senior Subordinated Notes due 2007 having an aggregate principal amount of $200,000,000 (the "Senior Subordinated Notes") and 12-1/4% Senior Subordinated Discount Notes due 2007 having an aggregate principal amount at maturity of $275,000,000 (the "Senior Subordinated Discount Notes," and together with the Senior Subordinated Notes, the "Notes"). The net proceeds from the issuance of the Notes (approximately $340,500,000 after deducting offering expenses) were initially held in escrow and were subsequently released to TSAT on March 17, 1997. TSAT initially used $244,404,000 of such net proceeds to repay amounts outstanding under the Bank Credit Facility.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


              Cash interest on the Senior Subordinated Notes is payable semi-annually in arrears on February 15 and August 15, commencing August 15, 1997. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter cash interest will accrue at a rate of 12-1/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2002; provided however, that at any time prior to February 15, 2002, TSAT may make a Cash Interest Election (as defined) on any interest payment date to commence the accrual of cash interest from and after the Cash Election Date (as defined). The Notes mature February 15, 2007. The Notes will be redeemable at the option of TSAT, in whole or in part, at any time after February 15, 2002 at specified redemption prices. In addition, prior to February 15, 2000, TSAT may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Notes at specified redemption prices.

              The Notes were not originally registered under the Securities Act of 1933, as amended (the "Securities Act"), but contained a covenant requiring TSAT to file with the Securities and Exchange Commission (the "SEC") a registration statement with respect to an offer to exchange (the "Exchange Offer") the Notes for substantially identical notes that are so registered ("Exchange Notes") or, alternatively, to register the Notes under the Securities Act. Although TSAT filed a registration statement in connection with the Exchange Offer with the SEC on April 11, 1997, such registration statement has not been declared effective, and accordingly, the Exchange Offer has not been commenced. As a result, effective July 5, 1997, TSAT began to incur additional interest on the Notes. During the 90-day period ended October 3, 1997, additional interest on the Notes accrued at the rate of $0.05 per $1000 principal amount per week. For each subsequent 90-day period in which the Notes are not registered under the Securities Act or exchanged for registered Exchange Notes, the additional interest on the notes will be increased by $0.05 per $1000 principal amount per week up to a maximum of $0.50 per $1000 principal amount per week. Such additional interest aggregated $252,000 through September 30, 1997. TSAT currently expects that, due to the pendency of the Restructuring Transaction, it may not be able to comply with the registration requirements under the Notes, and accordingly, will not be able to cease the accrual of additional interest, until the first quarter of 1998.

     With the exception of the Notes, which had an aggregate fair value of $388,903,000 at September 30, 1997, TSAT believes that the fair value and the carrying value of TSAT's debt were approximately equal at September 30, 1997.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                        Notes to Financial Statements


(11) Transactions with Related Parties
     ---------------------------------

     TCIC provides certain installation, maintenance, retrieval and other customer fulfillment services to TSAT. During the nine months ended September 30, 1997 and 1996, TSAT's capitalized installation costs included amounts charged by TCIC to TSAT of $43,762,000 and $37,470,000, respectively. Maintenance, retrieval and other operating expenses charged by TCIC to TSAT aggregated $7,216,000 and $16,446,000 during the nine months ended September 30, 1997 and 1996, respectively. Prior to the TSAT Spin-off, the foregoing charges were allocated from TCIC to TSAT based upon a standard charge for each of the customer fulfillment activities performed by TCIC.

     Pursuant to a fulfillment agreement (as amended, the "Fulfillment Agreement"), TCIC has provided fulfillment services on an exclusive basis to TSAT with respect to customers of the PRIMESTAR(R) medium power service. Such services include installation, maintenance, retrieval, inventory management and other customer fulfillment services. Among other matters, the Fulfillment Agreement (i) sets forth the responsibilities of TCIC with respect to fulfillment services, including performance standards, (ii) provides for TCIC's fulfillment sites to be connected to the billing and information systems used by TSAT, allowing for on-line scheduling and dispatch of installation and other service calls, and (iii) provides scheduled rates to be charged to TSAT for the various customer fulfillment services provided by TCIC.

     From January 1, 1997 through July 21, 1997, charges for customer fulfillment services provided by TCIC were made pursuant to the Fulfillment Agreement, as originally executed by TSAT and TCIC in connection with the TSAT Spin-off (the "Original Fulfillment Agreement"). The cost to TSAT of the services provided by TCIC under the Original Fulfillment Agreement exceeded the standard charges allocated to TSAT for such services through December 31, 1996. Effective July 22, 1997, the Original Fulfillment Agreement was amended to, among other items, (i) change the termination date to December 31, 1997 and, (ii) reduce the scheduled rates for the customer fulfillment services provided by TCIC to rates that are comparable to those that were used to allocate fulfillment charges to TSAT prior to the TSAT Spin-off. In September and October, 1997, TSAT entered into agreements with eight regional fulfillment companies (none of which is affiliated with TSAT or any other party to the Restructuring Transaction) to perform the services that will no longer be performed by TCIC following the termination of the Fulfillment Agreement. TSAT's management believes that the terms and conditions of such new third party fulfillment agreements are in the aggregate no less favorable to TSAT than the terms and conditions of the Original Fulfillment Agreement or the amended Fulfillment Agreement. The transition from TCIC to the third party fulfillment companies is currently in progress and is expected to be completed in December 1997.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


TCIC also provides corporate administrative and certain telephony services to TSAT. Prior to the TSAT Spin-off, the related administrative and telephony expenses were allocated from TCIC to TSAT based on the estimated cost of providing the service. Such charges aggregated $14,600,000 during the nine months ended September 30, 1996.

Since the TSAT Spin-off Date, charges for administrative services provided by TCIC have been made pursuant to a transition services agreement entered into by TSAT and TCI in connection with the TSAT Spin-off (the "Transition Services Agreement"). Pursuant to the Transition Services Agreement, TCI is obligated to provide to TSAT certain services and other benefits, including certain administrative and other services that were provided by TCI prior to the TSAT Spin-off. Pursuant to the Transition Services Agreement, TCI has also agreed to provide TSAT with certain most-favored-customer rights to programming services that TCI or a wholly-owned subsidiary of TCI may own in the future and access to any volume discounts that may be available to TCI for purchase of HSDs, satellite receivers and other equipment. As compensation for the services rendered and for the benefits made available to TSAT pursuant to the Transition Services Agreement, TSAT is required to pay TCI a monthly fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers), up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. The Transition Services Agreement continues in effect until the close of business on December 31, 1999, and will be renewed automatically for successive one-year periods thereafter, unless earlier terminated by (i) either party at the end of the initial term or the then current renewal term, as applicable, on not less than 180 days' prior written notice to the other party, (ii) TCI upon written notice to TSAT following certain changes in control of TSAT, and (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events. Pursuant to the terms of the Transition Services Agreement, TCI has the right to terminate the agreement upon the consummation of the Restructuring Transaction. TSAT believes that TCI will exercise its right to terminate the Transition Services Agreement concurrently with the consummation of the Restructuring Transaction. TSAT does not believe that any such termination will have a material adverse effect on TSAT. Charges under the Transition Services Agreement aggregated $8,611,000 during the nine months ended September 30, 1997.

During the nine months ended September 30, 1997, TSAT purchased from TCIC at TCIC's cost certain telephony services aggregating $3,457,000.

Beginning in March 1997, TCIC began providing TSAT with customer support services from its Boise, Idaho call center ( the "Boise Call Center"). The Boise Call Center responds to calls that exceed the capacity of TSAT's National Call Center. Amounts charged by TCIC to TSAT for such services aggregated $5,939,000 during the nine months ended September 30, 1997.

                                                                     (continued)

                       TCI SATELLITE ENTERTINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     Through the TSAT Spin-off Date, the effects of all transactions between TSAT and TCI were reflected as adjustments to a non-interest bearing intercompany account. As described in note 3, all but $250,000,000 of this intercompany account was forgiven in connection with the TSAT Spin-off (other than certain advances relating to construction of the Tempo Satellites, which were repaid from advances subsequently received from PRIMESTAR Partners - see note 8). Since the TSAT Spin-off Date, the effects of transactions between TSAT and TCI have been reflected in a non-interest bearing account that is settled periodically in cash. At September 30, 1997 and December 31, 1996, amounts owed to TCIC pursuant to such non-interest bearing intercompany account aggregated $12,100,000 and $8,381,000, respectively, and are included in "Other accrued expenses" in the accompanying consolidated balance sheets.

     Certain key employees of TSAT hold stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of TSAT have been recorded in the accompanying financial statements, but are subject to future adjustment based upon the market value of the underlying common stock of TCI and, ultimately, on the final determination of market value when the rights are exercised. Non-cash increases (decreases) to TSAT's share of TCI's estimated stock compensation liability aggregated $3,039,000 and $(553,000) during the nine months ended September 30, 1997 and 1996, respectively.

     Through the TSAT Spin-off Date, TSAT's results of operations were included in TCI's consolidated U.S. Federal income tax returns, in accordance with the existing tax sharing arrangements among TCI and its consolidated subsidiaries. Effective July 1, 1995, TCI, TCIC and certain other subsidiaries of TCI entered into a tax sharing agreement (the "Tax Sharing Agreement"), which formalized such pre-existing tax sharing arrangements and implemented additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986, as amended, and any applicable state, local and foreign tax law and related regulations. In connection with the TSAT Spin-off, the Tax Sharing Agreement was amended to provide that TSAT be treated as if it had been a party to the Tax Sharing Agreement, effective July 1, 1995. TSAT's intercompany income tax allocation for the nine months ended September 30, 1996 has been calculated in accordance with the Tax Sharing Agreement.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements



     In connection with the Restructuring Transaction, TSAT and TCI entered into a tax sharing agreement dated June 1997, to confirm that pursuant to the amended Tax Sharing Agreement (i) neither TSAT nor any of its subsidiaries has any obligation to indemnify TCI or the TCI shareholders for any tax resulting from the TSAT Spin-off failing to qualify as a tax-free distribution pursuant to Section 355 of the Internal Revenue Code of 1986 (the "Code"); (ii) TCI is obligated to indemnify TSAT and its subsidiaries for any taxes resulting from the TSAT Spin-off failing to qualify as a tax-free distribution pursuant to Section 355 of the Code; (iii) to the best knowledge of TCI, TSAT's total payment obligation under the Tax Sharing Agreement could not reasonably be expected to exceed $5 million; and (iv) the sole agreement between TCI, on the one hand, and TSAT or any of its subsidiaries, on the other, relating to taxes is the Tax Sharing Agreement. As of the date of the TSAT Spin-off, the sole agreement, if any, between any of the TCI stockholders, on the one hand, and TSAT or any of its subsidiaries, on the other, relating to taxes was the Tax Sharing Agreement.

(12) Commitments and Contingencies
     -----------------------------

     At September 30, 1997, TSAT's future minimum commitments to purchase satellite reception equipment aggregated approximately $20,000,000.

     TSAT engages master sales agents to recruit, train and maintain a network of sub-agents to sell services on behalf of TSAT and to install, service and maintain equipment located at the premises of the subscribers. As part of the compensation paid for such services, TSAT has agreed to pay certain residual sales commissions equal to a percentage of the programming revenue collected from a subscriber installed by a master sales agent during specified periods following the initiation of service (generally five years). During the nine months ended September 30, 1997 and 1996, respectively, residual sales commissions to such master sales agents aggregated $11,518,000 and $7,887,000, respectively, and were charged to expense in the accompanying statements of operations.

     On the TSAT Spin-off Date, TSAT entered into an Indemnification Agreement with each of TCIC and TCI UA 1, Inc., ("TCI UA 1"), an indirect subsidiary of TCIC, (collectively, the "Indemnification Agreements"). The Indemnification Agreement with TCIC provides for TSAT to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCIC to support TSAT's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The drawable amount of such letter of credit is $25,000,000. See note 7.

     The Indemnification Agreement with TCI UA 1 provides for TSAT to reimburse TCI UA 1 for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCI UA 1 (the "TCI UA 1 Letter of Credit"), which supports the PRIMESTAR Credit Facility. The drawable amount of the TCI UA 1 Letter of Credit was $141,250,000 at September 30, 1997. See notes 7 and 8.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     During the first quarter of 1997, two additional irrevocable transferable letters of credit were issued pursuant to the Bank Credit Facility for the account of TSAT, one to support TSAT's share of PRIMESTAR Partners' obligations under the GE-2 Agreement, and the second to support the PRIMESTAR Credit Facility. The initial drawable amount of the first letter of credit is $25,000,000, increasing to $50,000,000 if PRIMESTAR Partners exercises the End-of-Life Option, and the initial drawable amount of the second letter of credit is $5,000,000. See notes 7 and 10.

     The Indemnification Agreements provide for TSAT to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of TSAT to TCIC and TCI UA 1 under such Indemnification Agreements are subordinated in right of payment with respect to the obligations of TSAT under the Bank Credit Facility. See note 10.

     During the first quarter of 1997, TCI agreed to cause TCI UA 1 to renew the letter of credit arranged by it on TSAT's behalf, through December 31, 1997. During such period TSAT and/or PRIMESTAR Partners will seek to obtain permanent financing for the Tempo Satellites (to the extent not sold to a person other than PRIMESTAR Partners) on a basis that does not require TSAT to post a letter of credit with respect thereto. If such permanent financing is not available, under certain maintenance covenants contained in the Bank Credit Facility, TSAT would be unable to provide or arrange for such a letter of credit unless (i) the lenders under the Bank Credit Facility were to agree to amend or waive such covenants to permit the posting of such letter of credit by the TSAT, (ii) TCI were to agree to renew the TCI UA 1 Letter of Credit for an additional period, or (iii) TSAT were to achieve a greater than anticipated increase in operating income before depreciation and stock compensation. If TSAT and/or PRIMESTAR Partners are unable to refinance the Tempo Satellites (to the extent not sold to a person other than PRIMESTAR Partners) without a letter of credit and is unable to post (or arrange for the posting of) such a letter of credit, TSAT could be adversely affected. See notes 7, 8 and 10.

     The International Bureau of the FCC (the "International Bureau") has granted EchoStar Satellite Corporation, a subsidiary of EchoStar Communications Corp. (together with its consolidated subsidiaries, "EchoStar") a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83(degrees) W.L., immediately adjacent to that occupied by GE-2. Contrary to previous FCC policy which would have permitted operation of a satellite at the 83(degrees) W.L. orbital position at a power level of only 60 to 90 watts (subject to coordination requirements), EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high-power satellite authorized to 83(degrees) W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal from GE-2 by subscribers to the PRIMESTAR(R) medium power service.

                                                                     (continued)

                      TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     GE Americom and PRIMESTAR Partners have each requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83(degrees) W.L. These requests, which were opposed by EchoStar and others, are currently pending at the International Bureau. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference. Accordingly, the ultimate outcome of this matter cannot presently be predicted.

     GE Americom and PRIMESTAR Partners have attempted to resolve potential coordination problems directly with EchoStar. However, it is uncertain whether any agreement in respect of such coordination between PRIMESTAR Partners and EchoStar will be reached, or that even if such agreement is reached, that coordination will resolve such interference.

     TSAT has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible TSAT may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
  Results of Operations
  ---------------------

General
-------

     The following discussion and analysis provides information concerning the financial condition and results of operations of TSAT and should be read in conjunction with (i) the accompanying financial statements of TSAT, and (ii) the financial statements, and related notes thereto, of TSAT, and Management's
                                                              ------------
Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
included in TSAT's Annual Report on Form 10-K for the year ended December 31, 1996.

   Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TSAT, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of satellite delivered television programming; uncertainties inherent in proposed business strategies, new product launches and development plans, including uncertainties regarding the Restructuring Transaction, the ASkyB Transaction, TSAT's high-power strategy, future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to TSAT's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; possible interference by satellites in adjacent orbital positions with the satellite currently being used for PRIMESTAR Partners' existing medium power satellite television business; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. TSAT expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in TSAT's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations
-----------------------------------------

     As described in note 2 to the accompanying financial statements of TSAT, TSAT has entered into binding agreements with respect to the Restructuring Transaction and the ASkyB Transaction. Upon consummation of the Restructuring Transaction and the ASkyB Transaction, TSAT will be consolidated into New PRIMESTAR and TSAT will no longer be a separate public company. New PRIMESTAR will be a significantly larger entity than TSAT, and it is anticipated that New PRIMESTAR will initially incur significantly greater losses than TSAT due primarily to disproportionately higher levels of depreciation, amortization and interest expense. In addition, it is anticipated that New PRIMESTAR will develop a high-power DBS service, and that New PRIMESTAR may determine to migrate some or all of the existing medium-power PRIMESTAR(R) customers to such high-power service. Under such circumstances, New PRIMESTAR would necessarily be operating under a different cost structure than that of TSAT's medium-power business. No assurance can be given that the Restructuring Transaction and the ASkyB Transaction will be consummated. The following discussion focuses on the results of operations of TSAT as a stand-alone entity without giving effect to the pending Restructuring Transaction and ASkyB Transaction.

     As described in greater detail below, TSAT reported net losses of $166,544,000 and $56,594,000 during the nine months ended September 30, 1997 and 1996, respectively. Improvements in TSAT's results of operations are largely dependent upon its ability to increase its customer base while maintaining its pricing structure, reducing subscriber churn and effectively managing TSAT's costs. No assurance can be given that any such improvements will occur. In addition, TSAT incurs significant sales commissions and installation costs when its customers initially subscribe to the service. Management expects that the costs of acquiring subscribers will continue to be significant. The high cost of obtaining new subscribers also magnifies the negative effects of subscriber churn.

     During the nine months ended September 30, 1997 and 1996, and the years ended December 31, 1996, 1995 and 1994, (i) TSAT's annualized subscriber churn rate (which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period) was 32.2%, 38.9%, 38.5%, 24.7% and 16.1%, respectively, and (ii) the average subscriber life implied by such subscriber churn rate was 3.1 years, 2.6 years, 2.6 years,
4.1 years and 6.2 years, respectively.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

     As set forth above, TSAT experienced a higher rate of subscriber churn in 1996, as compared to the first nine months of 1997 and prior periods. TSAT believes that the higher 1996 churn rate is primarily attributable to the fact that subscribers were allowed to initiate service with no credit approval during the fourth quarter of 1995 and the first six months of 1996. Service to a significant number of such subscribers was terminated during 1996 after their accounts became delinquent. Such delinquent accounts contributed to a significant increase in TSAT's bad debt expense during 1996. TSAT has addressed this issue by implementing more stringent credit policies. In this regard, TSAT began to institute more selective credit policies during the third quarter of 1996 and further tightened such policies during the fourth quarter of 1996.
TSAT believes that a significant percentage of the subscribers whose service was terminated during 1996 would not have been allowed to initiate service if the credit policies that are currently in effect had been in place during 1995.

     Although no assurance can be given, TSAT expects that churn rates for the remainder of 1997 and future periods will be lower than the levels experienced in 1996. If TSAT's churn rates were to return to, or increase from, such 1996 levels, TSAT believes that its financial condition and results of operations could be adversely affected.

     TSAT currently offers a marketing program that allows subscribers to purchase TSAT's proprietary satellite reception equipment at a price that is less than TSAT's cost. Losses incurred by TSAT on such sales of satellite reception equipment are charged to operations in the periods such sales are consummated. To date, the number of customers selecting this marketing program has been insignificant. TSAT cannot presently predict whether a significant number of customers will take advantage of this marketing program in the future.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Since July 1994, when PRIMESTAR Partners completed its conversion from an analog to a digital signal, TSAT has experienced significant growth in the number of customers and active authorized satellite receivers or integrated receivers/decoders ("Authorized Units"). In this regard, the numbers of customers and Authorized Units were as follows:

                         September 30,          December 31,
                        ----------------  -------------------------
                         1997     1996     1996     1995     1994
                        -------  -------  -------  -------  -------

Customers               769,000  644,000  702,000  472,000   89,000

Authorized Units        888,000  735,000  805,000  535,000  100,000

     To the extent not otherwise described, increases in TSAT's revenue and operating, selling, general and administrative expenses, as detailed below, are primarily related to growth in customers and Authorized Units, as reflected in the foregoing table. TSAT is operating in an increasingly competitive environment. No assurance can be given that such increasing competition will not adversely affect TSAT's ability to continue to achieve growth in Authorized Units and revenue.

     As further described in note 11 to the accompanying financial statements of TSAT, TCIC has historically provided TSAT with certain fulfillment services with respect to customers of the PRIMESTAR(R) programming service. From January 1, 1997 through July 21, 1997, charges for customer fulfillment services provided by TCIC were made pursuant to the Original Fulfillment Agreement. The scheduled rates for the services provided by TCIC under the Original Fulfillment Agreement exceeded the scheduled rates upon which charges, historically, were allocated to TSAT for such services. Effective July 22, 1997, the Original Fulfillment Agreement was amended to, among other items, (i) change the termination date to December 31, 1997 and, (ii) reduce the scheduled rates for the customer fulfillment services provided by TCIC to rates that are comparable to those that were used to allocate fulfillment charges to TSAT prior to the TSAT Spin-off.
In September and October, 1997, TSAT entered into agreements with eight regional fulfillment companies (none of which is affiliated with TSAT or any other party to the Restructuring Transaction) to perform the services that will no longer be performed by TCIC following the termination of the Fulfillment Agreement.
TSAT's management believes that the terms and conditions of such new third party fulfillment agreements are in the aggregate no less favorable to TSAT than the terms and conditions of the Original Fulfillment Agreement or the amended Fulfillment Agreement. The transition from TCIC to the third party contractors is currently in progress and is expected to be completed in December 1997.

     Installation charges from TCIC include direct and indirect costs of performing installations. Through the TSAT Spin-off Date, TSAT capitalized a portion of such charges as subscriber installation costs based upon amounts charged by unaffiliated third parties to perform similar services. Subsequent to the TSAT Spin-off Date, TSAT has capitalized the full amount of installation fees paid to TCIC with respect to customers who have elected to lease satellite reception equipment.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Certain financial information concerning TSAT's operations is presented below (dollar amounts in thousands):

                                                          Nine months ended September 30,
                                                 -------------------------------------------------
                                                           1997                     1996
                                                 ------------------------  -----------------------
                                                              Percentage               Percentage
                                                               of total                 of total
                                                   Amount       revenue      Amount      revenue
                                                 -----------  -----------  ----------  -----------
Revenue:
 Programming and equipment rental                 $ 374,182        92%     $ 249,439        83%
 Installation                                        31,890         8         50,810        17
                                                  ---------      ----      ---------      ----
   Total revenue                                    406,072       100        300,249       100
                                                  ---------      ----      ---------      ----

Operating costs and expenses:
 Charges from PRIMESTAR Partners:
   Programming                                     (126,681)      (31)       (88,007)      (29)
   Satellite, national marketing and
    distribution                                    (61,568)      (15)       (46,781)      (16)
                                                  ---------      ----      ---------      ----
                                                   (188,249)      (46)      (134,788)      (45)

 Other operating                                    (18,992)       (5)       (23,909)       (8)
                                                  ---------      ----      ---------      ----
                                                   (207,241)      (51)      (158,697)      (53)
                                                  ---------      ----      ---------      ----

 Selling, general and administrative:
   Selling and regional marketing                   (80,844)      (20)       (87,073)      (29)
   Bad debt                                         (14,929)       (3)       (14,179)       (5)
   Other general and administrative                 (43,784)      (11)       (34,914)      (11)
                                                  ---------      ----      ---------      ----
                                                   (139,557)      (34)      (136,166)      (45)
                                                  ---------      ----      ---------      ----

   Operating Cash Flow (1)                           59,274        15          5,386         2

 Stock compensation                                  (4,607)       (1)           553        --

 Depreciation                                      (177,415)      (44)       (87,205)      (29)
                                                  ---------      ----      ---------      ----

   Operating loss                                 $(122,748)      (30)%    $ (81,266)      (27)%
                                                  =========      ====      =========      ====

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

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Revenue increased $105,823,000 or 35% during the nine months ended September 30, 1997, as compared to the corresponding prior year period. Such increase represents the net effect of a $124,743,000 or 50% increase in programming and equipment rental revenue and a $18,920,000 or 37% decrease in installation revenue. The increase in programming and equipment rental revenue is primarily the result of an increase from the 1996 period to the 1997 period in the average number of Authorized Units. Additionally, TSAT's average monthly programming and equipment rental revenue per Authorized Unit increased from $44 ($50 per customer) during the 1996 period to $49 ($57 per customer) during the 1997 period. Such increase was primarily the result of rate increases implemented in May 1997 as well as an increase in the average monthly revenue derived from pay-per-view services. The decrease in installation revenue is primarily attributable to a reduction from the 1996 period to the 1997 period in the number of installations performed and a decrease from $132 during the 1996 period to $114 during the 1997 period in the average installation revenue from each Authorized Unit installed.

     PRIMESTAR Partners provides programming services to TSAT and other authorized PRIMESTAR(R) distributors in exchange for a fee based upon the number of customers receiving programming services. PRIMESTAR Partners also arranges for satellite capacity and uplink services, and provides national marketing and administrative support services, in exchange for a separate authorization fee from each authorized PRIMESTAR(R) distributor, including TSAT, based on such distributor's total number of Authorized Units. The aggregate charges for such services increased $53,461,000 or 40% during the nine months ended September 30, 1997, as compared to the corresponding prior year period. The average aggregate monthly amount per Authorized Unit charged by PRIMESTAR Partners was $25 ($28 per customer) and $24 ($27 per customer) during each of the nine month periods ended September 30, 1997 and 1996, respectively. For additional information concerning the operations of PRIMESTAR Partners, see related discussion below.

     Other operating costs and expenses, which are primarily comprised of amounts related to customer fulfillment activities, decreased $4,917,000 or 21% during the nine months ended September 30, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to the fact that TSAT's other operating costs and expenses for the nine months ended September 30, 1996 included $7,844,000 of installation fees paid to TCIC that were not capitalized. Other operating costs and expenses for the nine months ended September 30, 1997 do not include a similar amount since TSAT has capitalized the full amount of installation fees paid to TCIC since the TSAT Spin-off Date for installations associated with customers who have elected to lease satellite reception equipment. As described above, the charges for installation and other customer fulfillment services provided by TCIC have been made pursuant to the Original Fulfillment Agreement and the amended Fulfillment Agreement since January 1, 1997.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Selling, general and administrative expenses increased $3,391,000 or 2% during the nine months ended September 30, 1997, as compared to the corresponding prior year period. Selling and regional marketing expenses, which represented 20% of revenue during the 1997 period, include sales commissions, marketing and advertising expenses, and costs associated with the operation of customer service call center and five regional sales offices. Bad debt expense represented 3% of revenue during the 1997 period. In total, selling, general and administrative expenses represented 34% and 45% of revenue during the nine months ended September 30, 1997 and 1996, respectively. The decrease in such percentage is primarily attributable to (i) lower sales commissions due to a 27% decrease in installations in 1997 as compared to 1996, and (ii) the relatively fixed nature of certain components of TSAT's selling, general and administrative expenses.

     Selling, general and administrative expenses during the nine months ended September 30, 1997 include $8,611,000 that was charged to TSAT by TCIC pursuant to the Transition Services Agreement, $3,457,000 that was charged to TSAT by TCIC for certain telephony services, and $5,939,000 that was charged to TSAT pursuant to a March 1997 agreement to use TCIC's Boise Call Center to respond to calls that exceed the capacity of TSAT's National Call Center. Through the TSAT Spin-off Date, general and administrative allocations from TCIC (including telephony services) were based upon the estimated cost of such services provided to TSAT. The amounts charged to TSAT pursuant to the Transition Services Agreement are in excess of the amounts that would have been allocated by TCIC to TSAT under the arrangement that was in effect through the TSAT Spin-off Date.
If the Transition Services Agreement had been effective as of January 1, 1996, selling, general and administrative expenses would have been approximately $139,995,000 for the nine months ended September 30, 1996. For additional information, see note 11 to the accompanying financial statements of TSAT.

     The $90,210,000 or 103% increase in depreciation expense during the nine months ended September 30, 1997, as compared to the corresponding prior year period, is the result of an increase in TSAT's depreciable assets due primarily to capital expenditures with respect to TSAT's satellite reception equipment and subscriber installation costs. Changes in TSAT's depreciation policies also contributed to the increase. Effective October 1, 1996, TSAT (i) changed the method used to depreciate its subscriber installation costs, and (ii) reduced the estimated useful life of certain satellite reception equipment. The inception-to-date effect on depreciation expense of the change in depreciation method was recorded during the fourth quarter of 1996. The effect of the reduction in estimated useful life was accounted for on a prospective basis.
For additional information concerning such accounting changes, see note 4 to the accompanying financial statements of TSAT.

     TSAT incurred interest expense of $33,965,000 during the nine months ended September 30, 1997. Substantially all of such interest was attributable to the December 31, 1996 completion of the Bank Credit Facility and the February 1997 issuance of the Notes. TSAT expects that it will continue to incur significant levels of interest expense in future periods.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
-----------------------------------------------------

     TSAT's share of PRIMESTAR Partners' net losses increased $10,165,000 or 703% during the nine months ended September 30, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to increases in PRIMESTAR Partners' interest expense and operating loss. The increase in interest expense is attributable to interest incurred on borrowings under the PRIMESTAR Credit Facility that were used to fund the construction of Tempo DBS-2. Prior to the January 1, 1997 determination that construction of Tempo DBS-2 was substantially complete, interest incurred on the applicable borrowings under the PRIMESTAR Credit Facility had been capitalized. The increase in PRIMESTAR Partners' operating loss occurred as the increase in PRIMESTAR Partners' revenue did not fully offset increases in selling, marketing and certain other expenses. Historically, PRIMESTAR Partners' operating deficits have been funded by capital contributions from TSAT and the other Partners. To the extent that future Authorized Unit growth does not generate increases in PRIMESTAR Partners' revenue sufficient to offset its operating costs and expenses, TSAT anticipates that any such operating deficit would be funded by PRIMESTAR Partners' then existing external sources of liquidity (which may include capital contributions from TSAT and the other Partners), or by increases in the above-described programming and authorization fees charged by PRIMESTAR Partners to TSAT and other authorized PRIMESTAR(R) distributors.

     TSAT recognized no income tax benefit during the nine months ended September 30, 1997 and an income tax benefit of $25,806,000 during the nine months ended September 30, 1996. The effective tax rate associated with the 1996 benefit was 31%. TSAT's income tax benefit for the nine months ended September 30, 1996 includes intercompany allocations from TCI of current income tax benefits of $44,454,000. As a result of the TSAT Spin-off, TSAT is no longer a part of the TCI consolidated tax group, and accordingly, is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at December 31, 1996 and September 30, 1997. Additionally, during the first several years following the TSAT Spin-off, TSAT believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis. In connection with the TSAT Spin-off, TSAT became a party to the Tax Sharing Agreement that currently exists among TCI, TCIC and certain other subsidiaries of TCI. For additional information, see note 11 to the accompanying financial statements of TSAT.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position
--------------------------------------

     As described in note 2 to the accompanying financial statements of TSAT, TSAT has entered into binding agreements with respect to the Restructuring Transaction and the ASkyB Transaction. Upon consummation of the Restructuring Transaction and the ASkyB Transaction, TSAT will be consolidated into New PRIMESTAR. New PRIMESTAR will be a significantly larger entity than TSAT and will have significant financial obligations. In this regard, New PRIMESTAR will incur significant indebtedness in connection with the Restructuring Transaction and will issue approximately $600 million liquidation value of preferred stock and approximately $516 million principal amount of subordinated convertible notes in connection with the ASkyB Transaction. The debt to be assumed by New PRIMESTAR in connection with the Restructuring Transaction will include the Notes and any amounts outstanding under the Bank Credit Facility. In addition to the foregoing obligations, New PRIMESTAR will be responsible for payments due under the GE-2 Agreement and various other commitments and contingent liabilities associated with the businesses and assets that will comprise New PRIMESTAR following consummation of the Restructuring Transaction and the ASkyB Transaction. To the extent not earlier refinanced by TSAT and/or PRIMESTAR Partners, it is anticipated that New PRIMESTAR will also be required to refinance the Bank Credit Facility and the PRIMESTAR Credit Facility. New PRIMESTAR will also require significant capital in order to fund its business strategies, including the development of a high-power DBS service, and any possible migration of some or all of the existing medium-power PRIMESTAR(R) customers to such high-power service. No assurance can be given that the Restructuring Transaction and the ASkyB Transaction will be consummated or that, if consummated, New PRIMESTAR will be able to obtain sufficient financial resources in order to satisfy its short-term and long-term liquidity requirements. The following discussion focuses on the liquidity and capital resources of TSAT as a stand-alone entity without giving effect to the pending Restructuring Transaction and the ASkyB Transaction.

     Prior to the TSAT Spin-off Date, TSAT relied upon non-interest bearing advances from TCIC in order to fund the majority of TSAT's working capital requirements and capital expenditures. On the TSAT Spin-off Date, TSAT issued the TSAT Note to TCIC and TCIC agreed to provide TSAT with financing pursuant to the TCIC Credit Facility. The TCIC Credit Facility provided for TCIC's commitment to make revolving loans to TSAT (the "TCIC Revolving Loans") and TSAT's obligations with respect to the TCIC Revolving Loans and the TSAT Note, including TSAT's best efforts obligations to refinance the TCIC Credit Facility. On December 31, 1996, TSAT entered into the Bank Credit Facility and used proceeds therefrom to repay the TSAT Note in full. In connection with the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, borrowing availability pursuant to the TCIC Credit Facility was terminated. Accordingly, TCI is not expected to be a source of financing for TSAT in future periods.

     TSAT also has relied upon advances from PRIMESTAR Partners to finance the cost of constructing the Tempo Satellites. Such advances, which aggregated $463,133,000 at September 30, 1997, are reflected as a liability in the consolidated balance sheets in the accompanying financial statements of TSAT. See related discussion below.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

     On February 20, 1997, TSAT issued the 10-7/8% Senior Subordinated Notes having an aggregate principal amount of $200,000,000 and the 12-1/4% Senior Subordinated Discount Notes having an aggregate principal amount at maturity of $275,000,000. The net proceeds from the issuance of the Notes (approximately $340,500,000 after deducting offering expenses) were initially held in escrow and were subsequently released to TSAT on March 17, 1997. TSAT initially used $244,404,000 of such net proceeds to repay amounts outstanding under the Bank Credit Facility and expects to use the remaining net proceeds to fund capital expenditures and operations and to provide for working capital and for other general corporate purposes.

     Cash interest on the Senior Subordinated Notes is payable semi-annually in arrears on February 15 and August 15, commencing August 15, 1997. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter cash interest will accrue at a rate of 12-1/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2002; provided however, that at any time prior to February 15, 2002, TSAT may make a Cash Interest Election (as defined) on any interest payment date to commence the accrual of cash interest from and after the Cash Election Date (as defined). The Notes mature February 15, 2007. The Notes will be redeemable at the option of TSAT, in whole or in part, at any time after February 15, 2002 at specified redemption prices. In addition, prior to February 15, 2000, TSAT may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Notes at specified redemption prices.

     The Notes were not originally registered under the Securities Act, but contained a covenant requiring TSAT to file with the SEC a registration statement with respect to the Exchange Offer, to exchange the Notes for Exchange Notes, or, alternatively, to register the Notes under the Securities Act. Although TSAT filed a registration statement in connection with the Exchange Offer with the SEC on April 11, 1997, such registration statement has not been declared effective, and accordingly, the Exchange Offer has not been commenced. As a result, effective July 5, 1997, TSAT began to incur additional interest on the Notes. During the 90-day period ended October 3, 1997, additional interest on the Notes accrued at the rate of $0.05 per $1000 principal amount per week. For each subsequent 90-day period in which the Notes are not registered under the Securities Act, or exchanged for registered Exchange Notes, the additional interest on the Notes will be increased by $0.05 per $1000 principal amount per week up to a maximum of $0.50 per $1000 principal amount per week. Such additional interest aggregated $252,000 through September 30, 1997. TSAT currently expects that, due to the pendency of the Restructuring Transaction, it may not be able to comply with the registration requirements under the Notes, and accordingly, will not be able to cease the accrual of additional interest, until the first quarter of 1998.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

     At September 30, 1997, there were no outstanding borrowings under the Bank Credit Facility. As a result of the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, the maximum available commitments under the Bank Credit Facility were increased from $350,000,000 to $750,000,000. At September 30, 1997, $720,000,000 of such maximum commitments were unused. The availability of such commitments for borrowing is subject to TSAT's compliance with operating and financial covenants and other customary conditions. Commencing March 31, 2001, aggregate commitments under the Bank Credit Facility will be reduced quarterly in accordance with a schedule, until final maturity at June 30, 2005. TSAT anticipates that it will be required to refinance and/or amend the Bank Credit Facility prior to the consummation of the Restructuring Transaction described in note 2. No assurance can be given that any such refinancing and/or amendment will be completed on terms acceptable to TSAT. For additional information concerning the Bank Credit Facility, see note 10 to the accompanying financial statements of TSAT.

     During the nine months ended September 30, 1997 and 1996, TSAT's operating activities provided cash of $74,715,000 and $58,219,000, respectively. A significant portion of the cash provided by TSAT's operating activities during the 1996 period is attributable to the $44,454,000 intercompany allocation of current income tax benefits from TCI. During the first several years following the TSAT Spin-off, TSAT believes that it will not be in a position to realize income tax benefits on a current basis. Additionally, changes in TSAT's receivables, prepaids, accruals and payables and subscriber advance payments ("Operating Assets and Liabilities") accounted for $31,896,000 and $8,068,000 of the cash provided by TSAT's operating activities during the nine months ended September 30, 1997 and 1996, respectively. The timing and amount of changes in the balances of TSAT's Operating Assets and Liabilities are subject to a variety of factors, certain of which are outside of the control of, or not easily predicted by, TSAT. Exclusive of the effects of intercompany allocations of current income tax benefits, and changes in TSAT's Operating Assets and Liabilities, TSAT's operating activities provided cash of $42,819,000 and $5,697,000 during the nine months ended September 30, 1997 and 1996, respectively.

     During the nine months ended September 30, 1997 and 1996, TSAT used cash of $5,448,000 and $69,930,000, respectively, to fund the cost of constructing the Tempo Satellites and $151,062,000 and $258,907,000, respectively, to fund
(i) the acquisition and installation of satellite reception equipment, and (ii) certain other capital expenditures. TSAT expects that the majority of future capital expenditures with respect to TSAT's medium-power business will be used to fund the acquisition and installation of satellite reception equipment. The actual amount of capital to be required will be primarily a function of (i) subscriber growth and churn rates, and (ii) the actual cost of purchasing and installing satellite reception equipment.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

     TSAT currently intends to operate Tempo DBS-1 as a platform to provide high-power digital video and audio programming services to residential customers, as well as multiple dwelling units, commercial customers and resellers. TSAT presently is unable to reasonably estimate the amount of capital expenditures that would be required in connection with any high-power strategy that might be pursued by TSAT. As discussed above, TSAT's capital expenditure requirements would be significantly impacted by the consummation of the Restructuring Transaction and the ASkyB Transaction. In addition, TSAT's capital expenditure requirements would be impacted if TSAT were to complete any significant acquisitions or enter into any other significant business activities.

     At September 30, 1997, TSAT's future minimum commitments to purchase satellite reception equipment aggregated approximately $20,000,000.

     As part of the compensation paid to TSAT's four master sales agents, TSAT has agreed to pay certain residual sales commissions equal to a percentage of the programming collected from subscribers installed by such master sales agents during specified periods following the initiation of service (generally five years). During the nine months ended September 30, 1997 and 1996, residual sales commissions to such master sales agents aggregated $11,518,000 and $7,887,000, respectively, and were charged to expense in the accompanying statements of operations of TSAT.

     In connection with the TSAT Spin-off, TSAT entered into an Indemnification Agreement with each of TCIC and TCI UA 1. The Indemnification Agreement with TCIC provides for TSAT to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit for the account of TCIC to support TSAT's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The drawable amount of such letter of credit is $25,000,000.

     The Indemnification Agreement with TCI UA 1 provides for TSAT to reimburse TCI UA 1 for any amounts drawn under the TCI UA 1 Letter of Credit, which supports the PRIMESTAR Credit Facility. At September 30, 1997, the drawable amount of the TCI UA 1 Letter of Credit was $141,250,000.

     During the first quarter of 1997, two additional irrevocable transferable letters of credit were issued pursuant to the Bank Credit Facility for the account of TSAT, one to support TSAT's share of PRIMESTAR Partners' obligations under the GE-2 Agreement, and the second to support the PRIMESTAR Credit Facility. The initial drawable amount of the first letter of credit is $25,000,000, increasing to $50,000,000 if PRIMESTAR Partners exercises the End-Of-Life Option, and the initial drawable amount of the second letter of credit is $5,000,000.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

     The Indemnification Agreements provide for TSAT to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of TSAT to TCIC and TCI UA 1, respectively, under such Indemnification Agreements are subordinated in right of payment with respect to the obligations of TSAT under the Bank Credit Facility.

     The amounts advanced by PRIMESTAR Partners to TSAT to fund the cost of constructing the Tempo Satellites ($463,133,000 at September 30, 1997) have been financed by PRIMESTAR Partners' borrowings under the PRIMESTAR Credit Facility, which is in turn supported by letters of credit arranged for by affiliates of all but one of the Partners. At September 30, 1997, PRIMESTAR Partners' indebtedness under the PRIMESTAR Credit Facility aggregated $555,000,000 including amounts borrowed to pay interest charges. The maturity date of the PRIMESTAR Credit Facility has been extended to December 31, 1997, and long-term financing alternatives with respect to the Tempo Satellites are currently being evaluated. No assurance can be given that any such long-term financing will be available on acceptable terms.

     During the first quarter of 1997, TCI agreed to cause TCI UA 1 to renew the letter of credit arranged by it on TSAT's behalf, through December 31, 1997. TSAT believes (but cannot assure) that during such period TSAT and/or PRIMESTAR Partners will be able to obtain permanent financing for the Tempo Satellites (to the extent not sold to a person other than PRIMESTAR Partners) on a basis that does not require TSAT to post a letter of credit with respect thereto. If such permanent financing is not available, under certain maintenance covenants contained in the Bank Credit Facility, TSAT would be unable to provide or arrange for such a letter of credit unless (i) the lenders under the Bank Credit Facility were to agree to amend or waive such covenants to permit the posting of such letter of credit by TSAT, (ii) TCI were to agree to renew the TCI UA 1 Letter of Credit for an additional period, or (iii) TSAT were to achieve a greater than anticipated increase in Operating Cash Flow. If TSAT and/or PRIMESTAR Partners are unable to refinance the Tempo Satellites (to the extent not sold to a person other than PRIMESTAR Partners) without a letter of credit and is unable to post (or arrange for the posting of) such a letter of credit (a "Letter of Credit Event"), TSAT could be adversely affected.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

     Under PRIMESTAR Partners' Limited Partnership Agreement, as amended, TSAT has agreed to fund its share of any capital contributions and/or loans to PRIMESTAR Partners that might be agreed upon from time to time by the Partners. Additionally, those subsidiaries of TSAT that are general partners of PRIMESTAR Partners are liable as a matter of partnership law for all debts of PRIMESTAR Partners in the event the liabilities of PRIMESTAR Partners were to exceed its assets. TSAT has additional contingent liabilities related to PRIMESTAR Partners. See notes 7 and 12 to the accompanying financial statements of TSAT.

     The International Bureau of the FCC has granted EchoStar a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83(degrees) W.L., immediately adjacent to that occupied by GE-2. Contrary to previous FCC policy which would have permitted operation of a satellite at the 83(degrees) W.L. orbital position at a power level of only 60 to 90 watts (subject to coordination requirements), EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high-power satellite authorized to 83(degrees) W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal from GE 2 by subscribers to the PRIMESTAR(R) medium power services.

     GE Americom and PRIMESTAR Partners have each requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83(degrees) W.L. These requests, which were opposed by EchoStar and others, are currently pending at the International Bureau. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference. Accordingly, the ultimate outcome of this matter cannot presently be predicted.

     GE Americom and PRIMESTAR Partners have attempted to resolve potential coordination problems directly with EchoStar. However, it is uncertain whether any agreement in respect of such coordination between PRIMESTAR Partners and EchoStar will be reached, or that even if such agreement is reached, that coordination will resolve such interference.

     At September 30, 1997, approximately 9,813,000 shares of Series A Common Stock were reserved for issuance pursuant to certain option and restricted stock agreements, and certain arrangements with TCIC.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

     Effective as of June 4, 1997, TCI Satellite MDU, Inc. ("TSAT-MDU"), a wholly-owned subsidiary of TSAT, and ResNet Communications, Inc. ("ResNet Corp."), a wholly-owned subsidiary of LodgeNet Entertainment Corporation ("LodgeNet"), formed ResNet Communications, LLC ("ResNet LLC"). TSAT-MDU acquired a 4.99% ownership interest in ResNet LLC, and ResNet Corp. acquired a 95.01% ownership interest in ResNet LLC. ResNet LLC was formed to own and operate the business owned and operated by ResNet Corp. prior to the formation of ResNet LLC. ResNet Corp. was formed by LodgeNet in February 1996 to engage in the business of operating as a "private cable operator" under applicable federal law, providing video on demand, basic and premium cable television programming, and other interactive multi-media entertainment and information services to subscribers in multiple dwelling units with facilities that do not use any public right-of-way (the "ResNet Business"). Effective as of October 21, 1996, TSAT-MDU had acquired 4.99% of the issued and outstanding capital stock of ResNet Corp. In connection with the formation of ResNet LLC, ResNet Corp. redeemed all of its capital stock previously issued to TSAT-MDU. ResNet LLC agreed to purchase from TSAT-MDU, at a price that approximates TSAT-MDU's cost, up to $40,000,000 in satellite reception equipment, to be used in connection with the ResNet Business exclusively over a five-year period (subject to a one-year extension at the option of ResNet LLC if ResNet LLC has not purchased the full $40,000,000 in equipment during the five-year initial term).

     TSAT-MDU also agreed to make a subordinated convertible term loan to ResNet LLC, in the principal amount of $34,604,000, the proceeds of which can be used only to purchase such equipment from TSAT-MDU. The term of the loan is five years with an option by ResNet LLC to extend the term for one additional year. The total principal and accrued and unpaid interest under the loan is convertible over a four-year period into ownership interests in ResNet LLC, representing 32% of the total ownership interests in ResNet LLC. TSAT-MDU's only recourse with respect to repayment of the loan is conversion into ownership interests in ResNet LLC stock or warrants. Under current interpretations of the FCC rules and regulations related to restrictions on the provision of cable and satellite master antenna television services in certain areas, TSAT-MDU could be prohibited from holding 5% or more of the ownership interests in ResNet LLC and consequently could not exercise the conversion rights under the convertible loan agreement. TSAT-MDU is required to convert the convertible loan at such time as conversion would not violate such currently applicable regulatory restrictions.

     The above-described transactions between TSAT-MDU and ResNet LLC supercede in their entirety substantially similar transactions entered into between TSAT-MDU and ResNet Corp. effective as of October 21, 1996.

                       TCI SATELLITE ENTERTAINMENT, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Position (continued)
--------------------------------------------------

     At September 30, 1997, TSAT held aggregate cash and cash equivalents of $19,279,000. TSAT believes that such cash and cash equivalents, together with borrowing availability pursuant to the Bank Credit Facility and any funds generated by TSAT's operating activities will be sufficient through December 31, 1998, to fund TSAT's working capital, debt service and currently projected capital expenditure requirements associated with its medium-power satellite distribution business. However, to the extent that TSAT (i) funds all or any significant portion of the cost of the Tempo Satellites, (ii) pursues a strategy with respect to the high-power segment of the digital satellite industry that requires significant capital expenditures, (iii) completes any significant acquisitions, (iv) enters into any other business activities that require significant capital investments, (v) suffers a Letter of Credit Event or is required to meet other significant future liquidity requirements in addition to those described above, TSAT anticipates that it would be required to obtain additional debt or equity financing. No assurance can be given, however, that TSAT would be able to obtain additional financing on terms acceptable to it, or at all. As described above, TSAT's liquidity and capital resources would be significantly impacted by the consummation of the pending Restructuring Transaction and ASkyB Transaction. See also note 2 of the accompanying financial statements of TSAT.

     TSAT is highly leveraged. The degree to which TSAT is leveraged may adversely affect TSAT's ability to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally, and could limit its ability to pursue business opportunities that may be in the interests of TSAT and its stockholders. TSAT's ability to repay or refinance its debt will require TSAT to increase its Operating Cash Flow or to obtain additional debt or equity financing. There can be no assurance that TSAT will be successful in increasing its Operating Cash Flow by a sufficient magnitude or in a timely manner or in raising sufficient additional debt or equity financing to enable it to repay or refinance its debt. See related discussion above and note 2 to the accompanying financial statements of TSAT.

                       TCI SATELLITE ENTERTAINMENT, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

         On September 30, 1997, a civil action entitled Croce Advertising, Inc.
                                                        -----------------------
         v. TCI Digital Satellite Entertainment, Inc. d/b/a PRIMESTAR By TCI and
         -----------------------------------------------------------------------
         The Hibbert Company d/b/a The Hibbert Group was filed in the U.S.
         -------------------------------------------
         District Court for the District of Colorado, Civil Action No. 97-S-2130. On October 20, 1997, Croce; the plaintiff filed an amended Complaint naming TSAT as a defendant and dropping TCI Digital Satellite Entertainment, Inc. d/b/a PRIMESTAR By TCI from the action. Service was made upon TSAT on October 20, 1997. Croce alleges copyright infringement based on its allegations that after the parties relationship was terminated, TSAT reprinted certain marketing materials created by Croce. TSAT is investigating the merits of the claim and believes it has legitimate defense which it will assert in its answer. Croce's claim for damages includes alleged profits related to the printing of the materials at issue and TSAT's profits from the use of these materials. Croce also named The Hibbert Company as a defendant on the copyright infringement claim because The Hibbert Company printed certain TSAT marketing materials. TSAT has agreed to indemnify The Hibbert Company for costs and damages arising out of the copyright claim. Croce's remaining claims arise out of the parties ongoing dispute concerning unpaid invoices. Croce alleges TSAT owes $4,962,550.05 on these invoices, plus interest from March 7, 1997, until final resolution. TSAT expects to obtain an extension of time to December 1, 1997, within which to file its answer. Management of TSAT believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of TSAT.

Item 2.  Changes in Securities.
-------  ----------------------

         During the three months ended September 30, 1997, TSAT issued 31,868 shares of Series A Common Stock to TCI for aggregate consideration of $31,868. Such shares were issued pursuant to a "Share Purchase Agreement" between TSAT and TCI to allow TCI to meet its obligations under the conversion features of certain convertible securities of TCI. The issuance was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

         During the three months ended September 30, 1997, TSAT, issued 31,500 shares of Series A Common Stock to TCI for an aggregate consideration of $212,625, which was equal to the market price of such shares on the date of issuance. Such shares were issued so that TCI would be able to issue restricted shares of Series A Common Stock to certain TCI employees pursuant to certain previously granted restricted stock awards. In addition, during the three months ended September 30, 1997, TSAT also issued 1,500 shares of Series A Common Stock to an officer of TSAT pursuant to a restricted stock award previously granted to such officer by TCI and assumed by TSAT in connection with the TSAT Spin-off. The above-described issuances were made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

         The Bank Credit Facility contains a negative covenant that restricts TSAT and its Restricted Subsidiaries from paying dividends and making other distributions.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a)  Exhibits

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K filed during quarter ended September 30,
              1997 -

                                               Financial
                   Date of            Items    Statements
                   Report            Reported    Filed
                   -------           --------    -----
                July 1, 1997          Item 5      None

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TCI SATELLITE ENTERTAINMENT, INC.



Date:   November 10, 1997              By:  /s/  Gary S. Howard
                                            ----------------------------------
                                                 Gary S. Howard
                                                 Chief Executive Officer



Date:   November 10, 1997              By:  /s/  Kenneth G. Carroll
                                            ----------------------------------
                                                 Kenneth G. Carroll
                                                 Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)


Date:   November 10, 1997              By:  /s/  Scott D. Macdonald
                                            -----------------------------------
                                                 Scott D. Macdonald
                                                 Vice President and Controller
                                                   (Chief Accounting Officer)