Form 10-K
period 1997-12-31
TCI SATELLITE ENTERTAINMENT INC
filed 1998-03-30
CIK 1022222

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____ to _____


Commission File Number  0-21317


                       TCI SATELLITE ENTERTAINMENT, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

       State of Delaware                                     84-1299995
 ---------------------------------                      ----------------------
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                      Identification Number)


    8085 South Chester, Suite 300
       Englewood, Colorado                                     80112
 ----------------------------------------               ----------------------
 (Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number, including area code: (303) 712-4600

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:
          Series A Common Stock, par value $1.00 per share
          Series B Common Stock, par value $1.00 per share
          10 7/8% Senior Subordinated Notes Due 2007
          12 1/4% Senior Subordinated Discount Notes Due 2007

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ____

  The aggregate market value of the voting stock held by nonaffiliates of TCI Satellite Entertainment, Inc., computed by reference to the last sales price of such stock, as of the close of trading on January 30, 1998, was approximately $345,393,000.

  The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of January 30, 1998 was:

          Series A Common Stock - 59,041,830 shares; and
          Series B Common Stock - 8,465,324 shares.

                       TCI SATELLITE ENTERTAINMENT, INC.
                        1997 ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                                                   Page
                                                                   ----
                                    PART I

Item 1.    Business..............................................  I-1

Item 2.    Properties............................................  I-34

Item 3.    Legal Proceedings.....................................  I-35

Item 4.    Submission of Matters to a Vote of Security Holders...  I-35


                                    PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters...........................  II-1

Item 6.    Selected Financial Data...............................  II-2

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................  II-3

Item 8.    Financial Statements and Supplementary Data...........  II-18

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure................  II-18


                                   PART III

Item 10.    Directors and Executive Officers of the Registrant...  III-1

Item 11.    Executive Compensation...............................  III-4

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management.......................................  III-11

Item 13.    Certain Relationships and Related Transactions.......  III-16


                                    PART IV

Item 14.    Exhibits, Financial Statements and Financial
            Statement Schedules, and Reports on Form 8-K.........  IV-1

Item 1.  Business.
------   --------

     (a) General Development of Business
         -------------------------------

     TCI Satellite Entertainment, Inc. ("TSAT" or the "Company") is a leading distributor of digital satellite-based television services in the United States. The Company markets and distributes the PRIMESTAR(R) programming service ("PRIMESTAR(R)"), a medium power digital satellite service, under the brand names "PRIMESTAR(R) By TCI" and "PRIMESTAR(R) By TSAT" and owns an aggregate 20.86% partnership interest in PRIMESTAR Partners L.P. ("PRIMESTAR Partners" or the "Partnership"), which owns and operates the PRIMESTAR(R) service. The PRIMESTAR(R) service is broadcast from GE-2 ("GE-2") a medium power satellite stationed at the 85 (DEGREE) West Longitude ("W.L.") orbital position.

     Through its wholly-owned subsidiary, Tempo Satellite, Inc. ("Tempo"), the Company holds a construction permit (the "FCC Permit") issued by the Federal Communications Commission ("FCC"), authorizing construction of a high power direct broadcast satellite ("DBS") system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119 degrees W.L. orbital position and 11 frequencies at the 166 degrees W.L. orbital position. Tempo is a party to a satellite construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral") pursuant to which Tempo arranged for the construction of two high power direct broadcast satellites (the "Tempo Satellites"). Construction of the Tempo Satellites has been completed. On March 8, 1997, one of the Tempo Satellites ("Tempo DBS-1") was launched into geosynchronous orbit, to be stationed in Tempo's high power slot at 119 degrees W.L. orbital position. The 119 degrees W.L. orbital position is one of three such orbital positions available for DBS service to the U.S. which are "full CONUS", meaning that they have a view of the entire continental U.S. The other Tempo Satellite ("Tempo DBS-2") presently serves as a ground spare for Tempo DBS-1. Tempo DBS-1 is currently undergoing extended in-orbit testing under the Satellite Construction Agreement.

     On March 6, 1998, the stockholders of the Company approved a proposal to adopt (i) the Merger and Contribution Agreement dated as of February 6, 1998 (the "Restructuring Agreement"), among TSAT, PRIMESTAR, Inc. ("New PRIMESTAR"), Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc. ("MediaOne") and GE American Communications, Inc. ("GE Americom"), (ii) the Asset Transfer Agreement dated as of February 6, 1998 (the "TSAT Asset Transfer Agreement"), between TSAT and New PRIMESTAR, (iii) the Agreement and Plan of Merger dated as of February 6, 1998 (the "TSAT Merger Agreement") between TSAT and New PRIMESTAR, (iv) each of the other agreements contemplated by the Restructuring Agreement to which TSAT is a party and (v) the transactions contemplated by the Restructuring Agreement, the TSAT Asset Transfer Agreement, the TSAT Merger Agreement and such other agreements (collectively, the "Roll-up Plan"). The Roll-up Plan is a two-part transaction, comprising the Restructuring Transaction (as defined below) and the TSAT Merger (as defined below), with the TSAT Merger expected to occur after the Restructuring Transaction, subject to regulatory approval and other conditions set forth in the TSAT Merger Agreement.

     Pursuant to the Restructuring Agreement, the businesses of TSAT and PRIMESTAR Partners and the PRIMESTAR(R) distribution businesses of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne, will be consolidated into New PRIMESTAR (the "Restructuring Transaction"). New PRIMESTAR is a newly formed wholly-owned subsidiary of TSAT. The Restructuring Agreement provides for, among other things, the contribution to New PRIMESTAR (by asset transfer or merger) of the respective interests in the Partnership of TSAT, TWE, Newhouse, Cox, Comcast, MediaOne and GE Americom and the respective PRIMESTAR(R) subscribers and certain other related assets of TSAT, TWE, Newhouse, Cox, Comcast and MediaOne, in exchange for (i) in the case of Cox and MediaOne, an amount of cash and, in the case of TSAT, TWE, Newhouse, Comcast and GE Americom, an assumption of indebtedness by New PRIMESTAR, (ii) shares of Class A Common Stock, $.01 par value per share, of New PRIMESTAR ("New PRIMESTAR Class A Common Stock"), (iii) in the case of TSAT only, shares of Class B Common Stock, $.01 par value per share, of New PRIMESATR ("New PRIMESTAR Class B Common Stock"), and (iv) except in the case of TSAT and GE Americom, shares of Class C Common Stock, $.01 par value per share, of New PRIMESTAR ("New PRIMESTAR Class C Common Stock"), in each case in an amount determined pursuant to the Restructuring Agreement.

     As a result of the Restructuring Transaction, TSAT will become a holding company, with no substantial assets or liabilities other than (i) 100% of the outstanding capital stock of Tempo, (ii) its ownership interest in New PRIMESTAR, and (iii) its rights and obligations under certain agreements with New PRIMESTAR. TSAT will own approximately 36% of the outstanding shares of common equity of New PRIMESTAR at the closing of the Restructuring Transaction, representing approximately 37% of the combined voting power of such common equity, and TWE and Newhouse (collectively), Comcast, MediaOne, Cox and GE Americom will own approximately 31%, 10%, 9%, 9% and 5%, respectively, of New PRIMESTAR's outstanding common equity at closing, representing approximately 32%, 10%, 10%, 9% and 2%, respectively, of such voting power, subject in each case to adjustments. Through its ownership of shares of New PRIMESTAR Class B Common Stock, TSAT will be entitled to elect three out of the eleven members of the board of directors of New PRIMESTAR at the closing of the Restructuring Transaction.

     The outstanding shares of Series A Common Stock, $1.00 par value per share, of TSAT ("Series A Common Stock"), and Series B Common Stock, $1.00 par value per share, of TSAT ("Series B Common Stock" and, together with the Series A Common Stock, "TSAT Common Stock") will remain outstanding and will not be directly affected by the Restructuring Transaction.

     Pursuant to the TSAT Merger Agreement, TSAT will be subsequently merged with and into New PRIMESTAR, with New PRIMESTAR as the surviving corporation (the "TSAT Merger") and, in connection therewith (i) each outstanding share of Series A Common Stock will be converted into the right to receive one share of New PRIMESTAR Class A Common Stock and (ii) each outstanding share of Series B Common Stock will be converted into the right to receive one share of New PRIMESTAR Class B Common Stock. Each share of New PRIMESTAR's common stock then held by TSAT will be canceled. As a result of the TSAT Merger, TSAT stockholders on the closing date of the TSAT Merger will become stockholders of New PRIMESTAR.

     The Restructuring Transaction will be consummated prior to the anticipated closing date of the TSAT Merger. Consummation of the TSAT Merger is subject to regulatory approval and certain other conditions to closing set forth in the TSAT Merger Agreement. Accordingly, there can be no assurances that the TSAT Merger will be consummated, even if the Restructuring Transaction is consummated.

     In connection with the execution and delivery of the Restructuring Agreement, the Company and New PRIMESTAR entered into the TSAT Tempo Agreement dated as of February 6, 1998 (the "TSAT Tempo Agreement"), pursuant to which, among other things, the Company granted to New PRIMESTAR (the "Option Holder") the exclusive and irrevocable option (the "Tempo Sale Option"), exercisable at any time during the term of the TSAT Tempo Agreement, upon receipt of FCC approval of the transfer of control of Tempo to New PRIMESTAR (including approval of a transfer in anticipation of a subsequent sale), to purchase from the Company (at the Option Holder's election) either (x) all the issued and outstanding shares of capital stock of Tempo or (y) all the rights, title and interests of TSAT in, to and under the Tempo Assets (as defined below), in either case for an aggregate purchase price equal to $2.5 million plus, in the case of an asset purchase, the assumption by the Option Holder of all obligations and liabilities of Tempo in respect of the Tempo Assets, other than those incurred in violation of the TSAT Tempo Agreement (either such transaction being referred to herein as the "Tempo Sale"). The Option Holder, in its sole discretion, is entitled to assign the TSAT Tempo Agreement and New PRIMESTAR's rights, interests and obligations thereunder at any time. "Tempo Assets" means
(i) the FCC Permit, (ii) the Tempo Satellites, (iii) the Satellite Construction Agreement, and (iv) all rights, claims and causes of action under the Satellite Construction Agreement, all insurance claims in respect of the Tempo Satellites, and Tempo's rights under the Tempo Option Agreement.

     In a separate proposed transaction (the "ASkyB Transaction"), pursuant to an asset acquisition agreement, dated as of June 11, 1997 (the "ASkyB Agreement") among the Partnership, The News Corporation Limited ("News Corp."), MCI Telecommunications Corporation, the principal domestic operating subsidiary of MCI Communications Corporation ("MCI"), American Sky Broadcasting LLC, a wholly-owned subsidiary of News Corp. ("ASkyB"), and for certain purposes only, each of the partners of the Partnership (collectively, the "Partners"), New PRIMESTAR will acquire from MCI, News Corp. and ASkyB, as applicable, two high power communications satellites currently under construction (the "MCI Satellites"), certain authorizations granted to MCI by the FCC to operate a DBS business at the 110 (DEGREE) W.L. orbital location using 28 transponder channels, and certain related contracts. In consideration, ASkyB will receive non-voting convertible securities of New PRIMESTAR, comprising, subject to closing adjustments, approximately $600 million liquidation value of non-voting convertible preferred stock, $.01 par value per share, of New PRIMESTAR (the "New PRIMESTAR Convertible Preferred Stock") (convertible into approximately 52 million shares of non-voting Class D Common Stock, $.01 par value per share, of New PRIMESTAR ("New PRIMESTAR Class D Common Stock"), subject to adjustment) and approximately $516 million principal amount of convertible subordinated notes of New PRIMESTAR ("New PRIMESTAR Convertible Subordinated Notes") (convertible into approximately 45 million shares of New PRIMESTAR Class D Common Stock). Consummation of the ASkyB Transaction is contingent on, among other things, receipt of all necessary government and regulatory approvals, and accordingly, no assurance can be given that the ASkyB Transaction will be consummated. In addition, it is a condition precedent to the closing of the ASkyB Transaction by New PRIMESTAR that the ASkyB Transaction be approved by the holders of New PRIMESTAR Voting Common Stock, including the former holders of TSAT Common Stock if the TSAT Merger shall have been consummated, at an annual or special meeting of New PRIMESTAR.

     TSAT was incorporated in Delaware in November 1996. Prior to the Distribution (as defined below), the Company was wholly owned by Tele-Communications, Inc. ("TCI"), which, through various subsidiaries, was engaged in the business of distributing PRIMESTAR(R) from December 1990 until the consummation of the Distribution. TSAT's predecessor was incorporated in February 1995 to consolidate TCI's PRIMESTAR(R) distribution business into one subsidiary, and was merged into TSAT in connection with the Distribution.

  TSAT was formed to own and operate certain businesses of TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, constituting TCI's collective interests ("TCI SATCO") in the Digital Satellite Business. As used herein, "Digital Satellite Business" means the business of distributing multichannel programming services directly to consumers in the U.S. via digital medium or high power satellite, including the rental and sale of customer premises equipment relating thereto. On December 4, 1996 (the "Distribution Date") TCI distributed, (the "Distribution"), as a dividend, all of the issued and outstanding TSAT Common Stock to the holders of record of shares of Tele-Communications, Inc., Series A TCI Group Common Stock, $1.00 par value per share (the "Series A TCI Group Stock"), and Tele-Communications, Inc., Series B TCI Group Common Stock, $1.00 par value per share (the "Series B TCI Group Stock" and, together with the Series A TCI Group Stock, the "TCI Group Stock"), other than certain subsidiaries of TCI that waived such dividend, on the basis of one share of the Series A Common Stock for each ten shares of Series A TCI Group Stock, and one share of Series B Common Stock for each ten shares of Series B TCI Group Stock.

  References herein to the "Company" may, as the context requires, refer to (i) TCI SATCO prior to the Distribution Date and (ii) TSAT and its consolidated subsidiaries on and after the Distribution Date. Additionally, unless the context indicates otherwise, references herein to "TCI" and "TCIC" are to TCI and TCIC and their respective consolidated subsidiaries (other than the Company).

  On February 20, 1997, the Company issued 10-7/8% Senior Subordinated Notes due 2007 having an aggregate principal amount of $200,000,000 the ("Senior Subordinated Notes") and 12-1/4% Senior Subordinated Discount Notes due 2007 having an aggregate principal amount at maturity of $275,000,000 (the "Senior Subordinated Discount Notes, and together with the Senior Subordinated Notes, the "Notes"). The issuance of the Notes resulted in aggregate net proceeds to the Company of approximately $340,500,000, after deducting offering expenses. The notes were not originally registered under the Securities Act of 1933, as amended (the "Securities Act"). On February 17, 1998, TSAT filed a registration statement (which registration statement was declared effective by the Securities and Exchange Commission (the "SEC") on such date) with respect to an offer to exchange (the "Exchange Offer") the Notes for substantially identical notes that are registered under the Securities Act. The Exchange Offer commenced on February 27, 1998 and expires on March 30, 1998, unless extended.

  Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of satellite delivered television programming; uncertainties inherent in proposed business strategies and development plans, including uncertainties regarding the Company's proposed high power strategy; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; possible interference by satellites in adjacent orbital positions with the satellite currently being used for the Partnership's existing medium power satellite television business; and other factors referenced in this Report. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     (b) Financial Information about Industry Segments
         ---------------------------------------------
         Not applicable.

     (c) Narrative Description of Business
         ---------------------------------

INDUSTRY OVERVIEW

General
-------

     Digital satellite television services use communications satellites, broadcasting at Ku-band or higher frequencies, to transmit multichannel video programming directly to consumers, who receive such signals on home satellite dishes ("HSDs"). Such satellites operate in geosynchronous orbit above the equator, from orbital positions or ''slots'' allocated by international agreement to the U.S. and other national governments and assigned by such governments in accordance with local law. Orbital slots are designated by their location East or West of the zero meridian, measured in degrees of longitude, and comprise both a physical location and an assignment of broadcast spectrum in the applicable frequency band. The assigned spectrum is divided into 32 frequency channels. Such frequency channels are sometimes referred to as ''transponders'' because each transponder on a satellite generally transmits on one of such channels. At standard levels of digital compression technology currently deployed, each frequency channel can be converted on average into five or more analog channels of video programming (depending on the video density of the programming), thereby enabling the digital satellite service operator to offer a broader variety of programming choices than analog satellite systems. Advanced compression technologies currently being tested are expected to result in substantially greater compression ratios. Digital technology enables subscribers to receive laser disc-quality picture and compact disc-quality sound from the satellite.

     The operator of a digital satellite television service typically enters into agreements with programmers, who deliver their programming content to the digital satellite service operator via commercial satellite, fiber optics or microwave transmissions. The digital satellite service operator generally monitors such signals for quality, and may add promotional messages, public service programming or other system-specific content. The signals are then digitized, compressed, encrypted and combined with other programming sharing a given transponder. Each transponder's signal is then uplinked, or transmitted, to the transponder owned or leased by the service operator on the service's satellite, which receives and retransmits the signal to HSDs configured and authorized to receive it.

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

  The FCC authorizes two types of satellite services for transmission of television programming: Broadcast Satellite Service (''BSS''), which operates at high power in the Ku-band, and Fixed Satellite Service (''FSS''), which includes medium power services transmitting in the Ku-band, as well as low power analog services transmitting in the C-band. Both high power BSS satellites and medium power FSS satellites are used for digital satellite television services. High power signals can generally be received by HSDs of approximately 14 to 18 inches in diameter (depending on the geographical location of the HSD and wattage per channel), while medium power signals require HSDs of 27 to 39 inches in diameter (depending on the geographical location of the HSD and wattage per channel). Low power signals, such as those used by C-band direct-to-home satellite services, require still larger HSDs.

  Generally, both high power and medium power digital satellite services provide the same high video and audio quality. However, in certain situations medium power services may be more susceptible to interference from adjacent satellites than high power services. High power services have the benefit of certain regulatory safeguards instituted by the FCC to protect BSS broadcast signals from interference from other sources. Under the FCC's current policy, BSS orbital locations are spaced at greater intervals than FSS orbital locations. There are 9 degrees of longitude between adjacent BSS orbital slots, as compared to 2 degrees between adjacent FSS locations. The smaller interval between FSS orbital locations, together with their lower power, requires the use of a relatively large HSD to prevent interference. Newly assigned FSS license holders are required to coordinate their satellite designs with the satellites previously existing at adjacent orbital locations. However, such coordination efforts between FSS license holders may not be sufficient to resolve any interference that may occur, and an FSS license holder may not have adequate recourse if the FCC assigns an adjacent location to another user that results in signal interference.

  In 1982, the FCC allocated a spectrum within the Ku-band for BSS services. Eight BSS orbital slots, each with 32 frequencies, have been reserved by the FCC for use by domestic DBS providers. Three of those orbital slots (101 degrees W.L., 110 degrees W.L. and 119 degrees W.L.) provide full CONUS visibility. DirecTv, Inc. ("DirecTv") and United States Satellite Broadcasting Corporation ("USSB") are the only entities licensed for the 101 degrees W.L. orbital slot, with a total of 32 transponders. MCI, in partnership with News Corp., acquired certain FCC authorizations to build and operate a DBS service at the 110 degrees W.L. orbital location, using 28 transponders and, pursuant to the ASkyB Agreement, has agreed to transfer such authorizations to New PRIMESTAR. EchoStar Communications Corporation ("EchoStar") holds certain FCC authorizations with respect to one of the remaining four transponders at 110 degrees W.L. and USSB holds certain FCC authorizations with respect to the other three transponders at 110 degrees W.L. EchoStar's DBS service uses 21 transponders at the 119 degrees W.L. orbital location and Tempo's FCC Permit authorizes it to build a DBS service using the remaining 11 transponders at 119 degrees W.L.

Digital Satellite Services Business
-----------------------------------

  As of December 31, 1997, the installed base for digital satellite services consisted of approximately 6.2 million active subscribers nationwide, as compared to approximately 4.4 million subscribers as of December 31, 1996 and approximately 2.2 million subscribers as of the end of 1995. According to industry sources, there are approximately 97 million television households in the U.S., and it is estimated that approximately 65 million cable subscribers pay an average of approximately $38 per month for multichannel programming services. TSAT believes that those 97 million television households represent the potential customer universe in the U.S. for video, audio and data programming services via satellite, and that those 65 million cable subscribers represent a key potential customer base for TSAT. TSAT believes that video, audio and data programming services via satellite can also be effectively marketed to (i) the approximately 5 to 6 million households that do not have access to cable television (not ''passed by cable''), (ii) the approximately 21 million households currently passed by cable television systems with fewer than 40 channels of programming, (iii) other existing cable subscribers who desire a greater variety of programming, improved video and audio quality, better customer service and fewer transmission interruptions, (iv) the commercial marketplace, including restaurants, bars, hotels, motels, multiple dwelling units ("MDUs"), businesses and schools, and (v) the approximately 2.1 million low power C-band subscribers who may desire to migrate to digital service.

  PRIMESTAR Partners estimates that, based on the number of subscribers installed, it served approximately 32% of all digital satellite television subscribers as of December 31, 1997, as compared to approximately 51% for DirecTv, combined with USSB, and approximately 17% for EchoStar.

  The Company believes that the following factors will contribute to the growth of the digital satellite services business.

  Demand for More Choice in Television Programming, Reliable Service and Better Quality Picture and Sound. Prior to the growth of cable television services, television viewers were offered a relatively limited number of channels. As the number of channels increased, consumer demand for more programming choices also increased. As a result, the multichannel video industry has experienced significant growth, both in terms of the number of content producers creating programming and the number of channels available to viewers. The Company expects that this trend will continue and consumers will desire even more programming choices than are available through cable television. The Company believes consumers are also demanding more reliable service and improved picture quality compared to what has historically been offered by over-the-air VHF and UHF broadcasters and by cable. The most recent consumer survey of cable and satellite customers by J.D. Power and Associates found that digital satellite television providers far outranked cable providers in customer satisfaction. In the survey, PRIMESTAR(R) ranked number one in customer satisfaction, ahead of both EchoStar and DirecTv.

  Large Potential Customer Base. The approximate 97 million television households in the U.S. are potential subscribers to satellite programming services. In addition, cable subscribers and, more specifically, cable subscribers who purchase premium or pay-per-view services, represent a particularly lucrative potential customer base for providers of satellite programming services.

  Households Unserved or Underserved by Cable. The Company believes that households not passed by cable and households served by cable systems with fewer than 40 channels provide an opportunity for market growth. Cable systems with sufficient channel capacity (generally 54 or more channels) and good quality cable plant will not require costly upgrades to add bandwidth or incur significant maintenance costs in order to offer digital programming services. The Company believes, however, that based on current compression technology, the number of channels that a cable system would have to remove from its existing service offerings in order to use them for digital services may, in the case of cable systems with limited channel capacity, degrade the value of their analog programming offering and alienate subscribers. Accordingly, pending the availability of advances in digital compression technology now under development, such smaller cable systems will be required to incur substantial costs to upgrade their plant to expand channel capacity before they can introduce digital services. Due to the substantial capital investment required for wide scale deployment of fiber-based digital services, several cable companies have delayed originally-announced deployment schedules.

  Commercial Subscribers. The Company believes that digital satellite services are well suited for hotels, motels, bars, MDUs, businesses, schools and other organizations with commercial applications, as well as for non-residential buildings which are not easily accessible by cable. The Company expects that some commercial organizations will in the future create increased demand for educational, foreign language, and other niche video and audio programming, as well as data services, in addition to the Company's wide variety of entertainment, sports, news and other general programming.

PRIMESTAR By TSAT
------------------

  The PRIMESTAR(R) Service. PRIMESTAR Partners was formed as a limited partnership in 1990 by subsidiaries of TCI, several other large cable operators and G.E. American Services, Inc. ("GEAS"), a subsidiary of General Electric Corporation. Through March 9, 1997, the PRIMESTAR(R) service was transmitted from Satcom K-2, a medium power satellite, and until April 20, 1997, PRIMESTAR(R) offered 95 channels of entertainment programming throughout the continental U.S. to HSDs approximately 36 inches in diameter. Since March 10, 1997, the PRIMESTAR(R) service has been transmitted from GE-2, a medium power satellite that was launched into the 85 degrees W.L. orbital position on January 30, 1997, and accepted as commercially operational as of March 6, 1997. On April 20, 1997, using the additional capacity of GE-2, PRIMESTAR(R) increased its offerings from 95 to 150 channels of programming, and in August 1997, PRIMESTAR(R) completed its expansion to over 160 channels. In addition, since April 1997, PRIMESTAR(R) has offered subscribers in the majority of the U.S. the opportunity to use HSDs of approximately 27 to 29 inches in diameter.

  PRIMESTAR(R) includes a variety of advertiser-supported networks (sometimes referred to as ''basic cable'' channels), a broad selection of movie services, national and regional sports packages and other premium services, and multiplexed pay-per-view programming. PRIMESTAR Partners secures its rights to broadcast such programming via satellite by entering into non-exclusive affiliation agreements with programming vendors. In addition to video services, PRIMESTAR(R) includes digital audio and data services, including Ingenius, which provides access to news, business news, stock quotes, sports, weather and entertainment information to subscribers through their personal computers.

  Digital satellite television service requires that subscribers install HSDs for a clear line of sight to the transmitting satellite. GE-2 provides coverage to the entire continental U.S. with favorable ''look'' angles, meaning that the satellite is viewable from the entire continental U.S. at angle elevations high enough to facilitate installation of HSDs in most areas. Additionally, GE-2's orbital location over the East coast of the U.S. is considered favorable because the signal travels a shorter path through the relatively moist air of the Eastern seaboard, minimizing potential interference from bad weather. The overall PRIMESTAR(R) system is designed for high availability, and operates consistently without any significant interference approximately 99.8% of the time.

  As currently in effect, the Amended and Restated Memorandum between GE Americom and the Partnership (the "GE-2 Agreement") provides for an initial lease term of six years from the availability of GE-2, extendible for the remainder of the useful life of GE-2 at the option of the Partnership (the "End-of-Life Option"). Although the End-of-Life Option was originally scheduled to expire in February 1997, and was subsequently extended by mutual agreement to December 1997, GE Americom has agreed to extend the term of the End-of-Life Option for an indeterminate period to permit the Partnership and GE Americom to discuss the terms of a further formal extension or other modification. In that connection, GE Americom has agreed that the End-of-Life Option will remain exercisable until at least 15 days after GE Americom delivers to the Partnership a written proposal with respect to such further extension or modification. If the Partnership exercises the End-of-Life Option, the Partnership will have a further right to negotiate to obtain capacity on any successor satellite to GE-2 launched by GE Americom at 85 degrees W.L. Upon consummation of the Restructuring Transaction, the GE-2 Agreement will be assumed by New PRIMESTAR.

  Pursuant to the GE-2 Agreement, GE Americom provides the Partnership with service on 24 transponders on GE-2. The Partnership is currently entitled to non-preemptible service on 18 of the transponders on GE-2 and preemptible service on six transponders. Preemptible transponders are transponders that may be reassigned to restore service to protected customers if such protected customers experience transponder or satellite failure. The Company does not believe that, during the early stages of GE-2's operational life, the use of preemptible transponders is likely to interfere in any material respect with the operation of the PRIMESTAR(R) service. The Partnership currently receives "orbital location protected service" on all 24 of its transponders, meaning that if there is a failure of GE-2, the Partnership will be entitled to restore the lost service on another GE Americom medium power satellite, GE-3, which was successfully launched on September 4, 1997 into the same 85 degrees W.L. orbital position used by GE-2. Even in those circumstances, the six preemptible transponders, although protected, would remain preemptible. Upon the successful launch of another GE Americom medium power satellite, GE-4 ("GE-4"), the Partnership's six preemptible transponders will become non-preemptible. GE-4 is expected to be launched in the first quarter of 1999.

  If, after exercise of the End-of-Life Option, PRIMESTAR Partners intends to use more than six of its transponders for uses other than providing the PRIMESTAR(R) service, GE Americom may reduce service from orbital location protected service to nonpreemptible or preemptible service, as the case may be.

  PRIMESTAR Partners currently uses proprietary authorization, encryption and digital compression technology developed by an affiliate of General Instruments Corporation ("GI"). The Company believes that the compression technology used by PRIMESTAR Partners produces picture and sound quality comparable to that of other digital satellite television providers. Uplinking, encoding and compression services are provided by National Digital Television Center, Inc., a subsidiary of TCI (''NDTC''), under a Master Digital Transmission Agreement between NDTC and the Partnership. Although the satellite receiver used by PRIMESTAR(R) customers is not currently compatible with certain other compression systems, it can be upgraded to be compatible through equipment provided by GI, the cost of which equipment is projected to range from $150 to $200 at commercial volumes.

  The Partnership does not distribute its programming directly, but utilizes authorized distributors ("Distributors"), including the Company, and authorized retailers such as Radio Shack to market the PRIMESTAR(R) service and contract with subscribers. Currently, affiliates of each of the Partnership's partners other than GEAS, are authorized Distributors of PRIMESTAR(R). However, the Limited Partnership Agreement of PRIMESTAR Partners, as amended (the "PRIMESTAR Partnership Agreement"), does not require that Distributors be affiliated with the Partnership's partners. All of the Partnership's distribution arrangements are currently non-exclusive.

  The Company and other Distributors set their own retail pricing and are responsible in their respective territories for authorization of subscribers, installation, maintenance and retrieval of customer premises equipment, and billing and collection of monthly and other fees, and bear all risks of loss relating thereto. The Partnership negotiates and enters into agreements with programmers, arranges for satellite capacity through its agreements with GE Americom and is responsible, through its Master Digital Transmission Agreement with NDTC for the uplinking and compression of programming signals. In addition, the Partnership provides marketing and administrative support, including national advertising and a national toll-free number, ''1-800-PRIMESTAR,'' that automatically transfers callers to one of the Distributors, based on the callers' zip codes. In return for such services, the Partnership collects from the Distributors a monthly programming fee based on the number of active authorized satellite receivers or IRDs ("Authorized Units") receiving such programming plus a separate monthly authorization fee based on each Distributor's total number of Authorized Units.

  The Company markets and distributes equipment and services to households and businesses in its assigned territories under the names PRIMESTAR By TCI and PRIMESTAR By TSAT. The Company's territories as a PRIMESTAR(R) Distributor comprise communities and other areas assigned by the management of PRIMESTAR Partners, in each case on a non-exclusive basis. The Company's territories cover approximately 44% of the geographic area of the U.S., as of December 31, 1997. The Company estimates that approximately 41% of the country's 97 million television households reside in the Company's territories.

  Programming. At December 31, 1997, the Company offered consumers three primary programming packages, which provide approximately 75 to 110 channels of audio and video programming depending upon the package. Each of the packages includes a free monthly programming guide. As of December 31, 1997, the monthly prices for the PrimeHitsSM package, the PrimeEntertainmentSM package and the PrimeValueSM package were $49.99, $33.99 and $24.99, respectively. Most of the Company's customers rent their equipment and pay an additional $10 monthly charge for equipment rental, which includes free maintenance and customer service.

  As of December 31, 1997, PRIMESTAR(R) also offered 14 channels of pay-per-view movies and events, a 20-channel regional sports tier and other sports packages that provide expanded coverage of regular-season, out-of-market sports events, and niche services on an a la carte basis such as PBS and east and west coast feeds of ABC, NBC, CBS and FOX (to those subscribers unable to receive such networks through local affiliates), The Golf Channel and TV Japan.

  As of December 31, 1997, the Company had an installed base of approximately 985,000 Authorized Units, of which approximately 28% received the Company's premier programming package, PrimeHitsSM. Exclusive of installation revenue, the Company's average monthly revenue per Authorized Unit was $48 ($55 per customer) and $44 ($50 per customer) for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, the Company's Authorized Units represented approximately 43% of PRIMESTAR Partners' estimated 2.3 million installed Authorized Units.

     The Company contracts with and bills its residential and commercial subscribers directly for the PRIMESTAR(R) service. Most residential subscribers may terminate their service at any time upon notice to the Company. Commercial subscribers' service contracts automatically renew for successive terms unless the commercial subscribers provide 90 days' prior written notice to the Company of their intent to terminate their service at the end of the current term. In addition, a commercial customer may terminate the contract prior to the expiration of the contractual term by paying a cancellation fee. Satellite reception equipment reclaimed from terminating subscribers is tested, refurbished as necessary and placed back into service.

     Distribution. The Company distributes PRIMESTAR(R) services through multiple distribution channels. The Company's master agent program, direct sales force, national call center (the "National Call Center") and agreement with Radio Shack(R) form a wide-reaching distribution network. The Company has engaged four master sales agents, (the ''Master Agents''), each of which has extensive experience distributing C-band direct-to-home satellite equipment. Master Agents generally do not sell directly to customers, but recruit, train and maintain a network of sub-agents in the Company's target markets. The sub-agents sell PRIMESTAR(R) services on behalf of the Company and install, service and maintain customer premises equipment for the Company's subscribers. Authorization of new customers is provided by the National Call Center. At December 31, 1997, the Company's Master Agents had over 1,300 active sub-agents, and in the year ended December 31, 1997, the master agent program accounted for approximately 41% of the Company's new business.

  Master Agents are responsible for maintaining their sub-agents' inventories of HSDs and other customer premises equipment, which are provided by the Company on consignment. The Company pays the Master Agents commissions on equipment leased or sold by their sub-agents, as well as an installation reimbursement to cover the cost of each new installation and a formula-based commission on monthly programming revenue received from subscribers enrolled through the master agent program, for a contractually determined period of time (generally five years). Master Agents are responsible for compensating their sub-agents.

  The Company's direct sales force solicits potential subscribers by making door-to-door sales calls, setting up booths at special events and otherwise marketing the PRIMESTAR(R) service to customers in target markets in its authorized distribution areas. At December 31, 1997, the direct sales force consisted of over 300 full- and part-time employees throughout the Company's service areas, operating out of the Company's five regional offices and several field offices. To date, the main focus of the direct sales force has been rural and semi-rural communities. Direct sales employees are paid pursuant to a tiered compensation plan with varying commission arrangements based on productivity. New subscriptions obtained by the direct sales force are referred to the National Call Center for authorization, which in turn dispatches the new orders to the nearest third party contractor for installation.

  In order to support its direct sales force, the Company obtains installation, maintenance, retrieval, inventory management and other customer fulfillment services ("Fulfillment Services") from third party contractors for TSAT customers enrolled by its direct sales force or National Call Center. From the Distribution Date through December 31, 1997, TCIC provided Fulfillment Services to TSAT customers pursuant to a fulfillment agreement (as amended, the "Fulfillment Agreement"). The Fulfillment Agreement, among other things, (i) set forth the responsibilities of TCIC with respect to Fulfillment Services, including performance standards, (ii) provided for TCIC's fulfillment sites to be connected to the billing and information systems used by TSAT, allowing for on-line scheduling and dispatch of installation and other service calls, and
(iii) provided scheduled rates to be charged to the Company for the various Fulfillment Services to be provided by TCIC. The Company retained sole control under the Fulfillment Agreement to establish the retail prices and other terms and conditions on which installation and other services were provided to the Company's customers. The Fulfillment Agreement terminated on December 31, 1997. In September and October 1997, TSAT entered into agreements with eight regional fulfillment companies to perform the services that are no longer performed by TCIC.

  The National Call Center, which, as of December 31, 1997, housed more than 475 employees, takes subscription orders and provides both sales support and customer service. The National Call Center offers customers round-the-clock telephone support for sales, installation, authorization and billing, as well as for repair and customer service, 365 days per year. During the year ended December 31, 1997, the National Call Center handled over 3.9 million customer service calls and over 1.0 million sales calls. In addition, since March 1997, TCIC has provided TSAT with additional customer support services from its Boise, Idaho call center (the "Boise Call Center") to assist the Company in responding to calls that exceed the capacity of the National Call Center.

  In addition to the master agent program, direct sales force and National Call Center, the Company distributes its services through certain national consumer electronics retailers, including Radio Shack. Pursuant to the Partnership's national agreement with Radio Shack, Radio Shack is compensated based on the number of installations generated. The Company's distribution network is further supported by approximately 1,600 local market retailers, such as hardware stores and convenience stores, which promote the Company's services and further assist the Company in its distribution efforts.

  The Company believes that its use of a number of different distribution channels has been an important factor in the success of its sales efforts. As of December 31, 1997, the Company had approximately 6,400 points of sale. The Company intends to continue to target multiple distribution channels and to expand on its existing satellite retailer distribution network and presence with consumer electronics outlets.

  Equipment and Installation. Unlike other digital satellite television services, PRIMESTAR(R) does not require consumers to purchase or finance the equipment needed to receive its programming. The Company provides the HSD, satellite receiver and remote control to subscribers for a monthly rental fee ($10 per month at December 31, 1997), which includes ongoing maintenance and service at no additional charge. Satellite receivers are manufactured by GI, and packaged by GI with remote controls, and HSDs are manufactured by multiple vendors under agreements with PRIMESTAR Partners. Pursuant to such agreements, each Distributor orders and purchases its inventory of customer premises equipment directly from the vendor, and is responsible for certain minimum purchases based on forecasts provided to the vendor through PRIMESTAR Partners.

  TSAT believes that the ability to obtain PRIMESTAR(R) without a large initial cash outlay is a significant factor in TSAT's early acceptance by consumers. However, subscribers who would prefer to own their equipment may purchase a single refurbished satellite receiver for $149 (or a new receiver for $199) plus an installation charge of $149 (less a $50 customer rebate direct from the Partnership). Subscribers who wish to purchase two satellite receivers may purchase refurbished receivers for $149 (or new receivers for $199), with the installation charge of the first receiver set at $149 (less a $50 customer rebate direct from the Partnership) and the installation price of the second receiver set at $75. TSAT also offers customers who have leased equipment for a minimum of one year the option to purchase such equipment for $99.

  In addition to monthly fees for programming and the purchase or lease of equipment, the Company generally charges new subscribers an installation fee ranging from $99 to $149. The Company has, from time to time, offered qualified subscribers an opportunity to enter into subscription contracts that allowed for the option of paying their installation fee over time. Certain other direct satellite service providers offer consumers the option of self-installation of the HSD and other equipment for their digital satellite systems, with an installation kit that retails for approximately $70.

  Marketing. To complement the national marketing support received from PRIMESTAR Partners, the Company operates a central advertising strategy that also supports regional marketing efforts. The Company's advertising strategy focuses on five important selling points for potential subscribers: (i) program variety and categorization, (ii) good value, (iii) digital quality picture and sound, (iv) no equipment to buy, and (v) on-going equipment maintenance and service at no extra charge. The Company also provides its network of sub-agents and direct sales force with marketing support ranging from cooperative advertising funds to customized advertising campaigns. In addition, the Company has engaged a media agency to provide media counsel and services to aid the Company in planning, placing and measuring results in regional and local advertising and media programs. The Company has also engaged an advertising agency to develop strategic and creative efforts in advertising and a marketing fulfillment agency to provide direct mail, collateral materials and other marketing services.

  The Company, from time to time, promotes subscriptions to its programming service by offering discounts or free services for a limited period of time. For example, the Company has provided coupons to new customers which offer various programming discounts, including free pay-per-view movies.

  The Company engages independent retailers as display representatives who display promotional materials about the Company. The Company uses such display representatives to promote its service and to attain customer referrals. The Company pays the display representative a one time referral fee for each eligible subscriber who installs the service within sixty days of the referral. The Company also participates in joint marketing efforts to bundle products and services to the marketplace.

  Use of PRIMESTAR(R) Name and Marks. The Company markets and distributes the Partnership's equipment and services to households and businesses in its assigned territories under the names PRIMESTAR By TCI and PRIMESTAR By TSAT. PRIMESTAR(R) is a registered service mark of PRIMESTAR Partners. The Company believes that it has the right to use the PRIMESTAR(R) name and certain related trademarks and service marks as a Distributor, in substantially the same manner as it has been using such name and marks, pursuant to its existing understandings with PRIMESTAR Partners. However, the Company does not have a written license to use the PRIMESTAR(R) name and marks, and if the Restructuring Transaction is not consummated, there can be no assurance that the Company will be entitled to continue to use the PRIMESTAR (R) name and marks in the future.

High Power Satellites
---------------------

  Tempo DBS System. The Company, through Tempo, holds the FCC Permit, authorizing construction of a high power DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119 degrees W.L. orbital position and 11 frequencies at the 166 degrees W.L. orbital position. The 119 degrees W.L. orbital position is generally visible to HSDs throughout the entire continental U.S.; the 166 degrees W.L. orbital position is visible only in the western half of the continental U.S., as well as Alaska and Hawaii. Tempo is also a party to the Satellite Construction Agreement with Loral, pursuant to which Tempo arranged for the construction of Tempo DBS-1 and Tempo DBS-2 and has an option to purchase up to three additional satellites. As constructed, each Tempo Satellite can operate in either ''single transponder'' mode (with 32 transponders broadcasting at 113 watts per channel) or in ''paired transponder'' mode (with 16 transponders broadcasting at 220 watts per channel). Either such configuration can be selected at any time, either before or after launch.

  Tempo DBS-1 was outfitted with an antenna designed for operation at the 119 degrees W.L. orbital location and was launched into geosynchronous orbit on March 8, 1997. Since the launch of Tempo DBS-1, Loral has notified Tempo of at least eight separate occurrences of power reductions on Tempo DBS-1. TSAT does not currently know the extent of such power reductions, and cannot confirm the precise causes thereof; however, such reductions could eventually affect the proposed operation of Tempo DBS-1, either alone or together with other events that may arise during the expected life of the satellite. As a result of such power reductions, in-orbit testing has been extended and Tempo DBS-1 has not yet been accepted. However, it is currently expected that such testing will be completed during the second quarter of 1998. TSAT currently believes that Tempo DBS-1 may not fully comply with specifications, but has not yet determined the extent of any such non-compliance. Tempo and Loral are currently engaged in negotiations regarding this matter, including the timing, extent and methodology of any further tests to be conducted and the terms of any monetary settlement with respect to the satellite to which Tempo may be entitled under the Satellite Construction Agreement. Certain defects or damages affecting Tempo DBS-1 could cause a substantial monetary loss to TSAT or, following consummation of the TSAT Merger, New PRIMESTAR.

  Assuming that in-orbit testing results in acceptance of the satellite by Tempo under the Satellite Construction Agreement, Tempo DBS-1 is expected to be available for commercial operations in April 1998. Tempo currently intends to operate Tempo DBS-1 as a platform to provide high power digital video and audio programming services to residential customers, as well as MDUs, commercial customers and resellers. Broadcasting on 11 of the 16 available transponder pairs in accordance with Tempo's FCC Permit and using available technology for statistical multiplexing and digital compression, TSAT believes that Tempo DBS-1 would be able to deliver approximately 100 channels of digital video and 20 channels of digital audio programming. Tempo expects to use 18 inch dishes for the proposed high power service, the same diameter currently used by other high power DBS providers, in most areas.

  Pursuant to an option agreement between Tempo and the Partnership (the "Tempo Option Agreement"), Tempo has agreed to sell or lease to the Partnership 100% of the capacity of any DBS system constructed by Tempo under the FCC Permit. If the TSAT Merger is consummated, Tempo will be a wholly-owned subsidiary of New PRIMESTAR, and New PRIMESTAR will operate Tempo's high power DBS system. If the TSAT Merger is not consummated, TSAT expects that 100% of the capacity of such system will be utilized by New PRIMESTAR pursuant to the Tempo Option Agreement. The availability and utility of Tempo DBS-1, including the power levels provided by Tempo DBS-1, are subject to risks of satellite defect, loss or reduced performance.

  In light of the pendency of the Restructuring Transaction, the TSAT Merger and the ASkyB Transaction, TSAT and the Partnership are evaluating alternative future plans with respect to Tempo DBS-2 including its use or disposition.
Tempo DBS-2 presently serves as a ground spare for Tempo DBS-1.

  Tempo Option. In February 1990, Tempo entered into the Tempo Option Agreement with PRIMESTAR Partners, granting PRIMESTAR Partners the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit. Under the Tempo Option Agreement, upon the exercise of the Tempo Option, PRIMESTAR Partners was obligated to pay Tempo $1,000,000 (the "Exercise Fee") and to lease or purchase the entire capacity of the DBS system, with the purchase price (or aggregate lease payments) for such capacity sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Option and certain related matters, Tempo and PRIMESTAR Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by PRIMESTAR Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by the Partnership to Tempo. The Partnership financed such advances to Tempo through borrowings under a bank credit facility (the "PRIMESTAR Credit Facility"), which is in turn supported by letters of credit arranged for by affiliates of the partners of the Partnership (other than GEAS). At December 31, 1997, the aggregate funding provided to Tempo by PRIMESTAR Partners was $463,133,000, and the balance due under the PRIMESTAR Credit Facility was $565,000,000, including amounts borrowed to pay interest charges. Upon consummation of the Restructuring Transaction, the PRIMESTAR Credit Facility will be assumed by New PRIMESTAR, and the Partners have agreed to maintain their respective letters of credit through June 30, 1999.

  On February 7, 1997, the Partners Committee adopted a resolution (i) affirming that PRIMESTAR Partners had unconditionally exercised the Tempo Option, (ii) approving the proposed launch of Tempo DBS-1 into the 119 degrees W.L. orbital position and the use of Tempo DBS-2 as a spare or back-up for Tempo DBS-1, pending other deployment or disposition as determined by PRIMESTAR Partners, and
(iii) authorizing the payment by PRIMESTAR Partners to Tempo of the Exercise Fee and other amounts in connection with the Tempo Option and the Tempo Letter Agreements, including funding of substantially all construction and related costs relating to the Tempo Satellites not previously funded by the Partnership.

  The Tempo Letter Agreements permit the Partnership to apply its advances to Tempo against any payments (other than the Exercise Fee) due under the Tempo Option with respect to its purchase or lease of satellite capacity. Although TSAT and the Partnership have not entered into an agreement with respect to the purchase or lease of 100% of the capacity of the proposed Tempo DBS system pursuant to the Tempo Option, TSAT believes that its obligations to the Partnership with respect to such advances will be satisfied in connection with the completion of such purchase or lease. However, if notwithstanding the exercise of the Tempo Option, such purchase or lease of satellite capacity is not completed, TSAT believes that alternative courses of action are available that would allow TSAT to recover its costs of constructing the Tempo Satellites, whether or not the Restructuring Transaction is consummated.

Competition
-----------

  The business of providing video programming to consumers is highly competitive. The Company faces competition from numerous other companies offering video, audio and data products and services. The Company's existing and potential competitors comprise a broad range of companies engaged in communications and entertainment, including other digital satellite program providers, cable operators, wireless cable operators, television networks and local broadcasters and home video products companies, as well as companies developing new technologies and other purveyors of news, information and entertainment. Many of the Company's competitors have greater financial, marketing and programming resources than the Company. The Company expects that quality and variety of programming, quality of picture and service and cost will be the key bases of competition.

  Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. As a result, the Company cannot predict the effect that ongoing or future developments might have on the video programming distribution industry generally or the Company specifically.

  Other Digital Satellite Service Providers. In addition to the Company, several other companies offer digital satellite services and are positioned to compete with the Company for home satellite subscribers.

  DirecTv successfully launched its first satellite in December 1993, its second satellite in August 1994 and a third satellite in June 1995 as an in-orbit spare. The third satellite may also be operated by DirecTv to provide additional capacity. DirecTv's satellites, which are high power satellites, are located at 101 degrees W.L. DirecTv operates 27 transponders on each of its existing satellites, enabling it to offer over 175 channels of digital programming. As of December 31, 1997, according to trade publications, DirecTv served approximately
3.2 million subscribers.

  DirecTv recently filed an application with the FCC to expand its existing satellite system and, in connection therewith, requested orbital slots located at 96.5 degrees W. L. and 105.5 degrees W.L. To implement this expansion, DirecTv must secure additional frequencies that are not currently allocated domestically for DBS use, and DirecTv has also requested an FCC rulemaking to secure such allocations. In addition, DirecTv recently entered into an agreement with PanAmSat Corp., pursuant to which DirecTv acquired additional Ku-band transponder capacity on PanAmSat's full CONUS Galaxy III-R satellite located at 95 degrees W. L. Initially, Galaxy III-R will be used to deliver six channels of foreign-language programming. Under the agreement, DirecTv will initially lease four Ku-band transponders and will have the ability to expand transponder capacity to ultimately offer up to 120 channels dedicated for special interest programming (such as programming services directed to foreign-language communities), niche programs, future business-to-business applications and high definition television transmissions.

  DirecTv's programming service and equipment are available in numerous retail outlets nationwide. In addition, affiliates of the National Rural Telecommunications Cooperative have acquired territories in rural areas of the U.S. as distributors of DirecTv programming.

  In order to expand its sales and service distribution network in the MDU marketplace, DirecTv has established regional MDU sales offices in Chicago, Atlanta, Dallas, New York and Los Angeles. In addition, DirecTv has entered into several cooperative marketing agreements with private cable and wireless operators to help expand its sales and service distribution presence in the MDU marketplace.

  DirecTv's parent corporation also has received an FCC authorization to construct, launch and operate a Ka-band system, including an authorization for a Ka-band satellite at 101 degrees W.L.

  USSB owns and operates five transponders on the first satellite launched by DirecTv and offers a programming service separate from DirecTv's service, with over 25 channels of premium video programming not available from DirecTv. USSB's selection of programming services (and its use of transponders on the same satellite used by DirecTv, which enables subscribers to receive both DirecTv and USSB signals with a single HSD) allows it to be marketed as complementary to DirecTv, partially offsetting the competitive handicap caused by its relatively limited channel capacity. In the second quarter of 1997, USSB and DirecTv entered into an agreement to combine their marketing efforts to expand the availability of DBS television services to the MDU marketplace. Pursuant to such agreement, all new and existing system operators assigned by DirecTv are able to represent USSB as well as DirecTv. As of December 31, 1997, approximately 65% of DirecTv's 3.2 million subscribers received USSB programming. In addition, USSB has a construction permit from the FCC that would allow it to build and launch two high power DBS systems, one at 110 degrees W.L. (with three transponders) and one at 148 degrees W.L. (with eight transponders). The 110 degrees W.L. orbital location would enable USSB to provide a second high power DBS service to the continental U.S., although with limited channel capacity. The 148 degrees W.L. slot would allow USSB to transmit signals to viewers in Alaska and Hawaii and could provide programming between the U.S. and certain locations on the Pacific Rim.

  EchoStar successfully launched its first high power satellite in December 1995 and commenced national broadcasting of programming channels in March 1996. EchoStar was assigned 11 transponders at 119 degrees W.L., the same orbital location as Tempo, and acquired 10 transponders at such location, one transponder at 110 degrees W.L. and 11 transponders at 175 degrees W.L. through a merger with DirectSat Corporation (''DirectSat''). Following such merger, DirectSat, which became an EchoStar subsidiary, launched EchoStar's second satellite into the 119 degrees W.L. orbital location in September 1996. As of December 31, 1997, EchoStar distributed approximately 150 channels of video and audio programming to the entire continental United States, and served approximately 1.0 million subscribers. In addition, EchoStar acquired 24 frequencies at 148 degrees W.L. for $52.3 million in an FCC auction held in January 1996, and in August 1996, the FCC approved the prior assignment of Direct Broadcasting Satellite Corporation's DBS permit for 11 frequencies at
61.5 degrees W.L. and 11 frequencies at 175 degrees W.L. to another subsidiary of EchoStar. In addition, EchoStar has an agreement with Dominion Video Satellite, Inc. ("Dominion") to use 3 of the 8 transponder frequencies assigned by the FCC to Dominion at 61.5 degrees W.L. On October 5, 1997, EchoStar launched its third satellite into geosynchronous orbit at 61.5 degrees W.L. Such satellite is equipped with 32 transponders operating at 120 watts per channel, and includes programming complementary to that offered by EchoStar's existing service on EchoStar's first two satellites, such as educational and business programming, and retransmissions of broadcast television signals. EchoStar has announced that it expects to launch a fourth satellite in the second quarter of 1998 to 119 degrees W.L. and plans to move a satellite to 148 degrees W.L., subject to FCC approval.

  In addition, the International Bureau has granted EchoStar a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2. Contrary to previous FCC policy which would have permitted operation of a satellite at the 83 degrees W.L. orbital position at a power level of only 60-90 watts (subject to coordination requirements), EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal from GE-2 by subscribers to the PRIMESTAR(R) medium power service.

  EchoStar has also been granted conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite at the 121 degrees W.L. orbital position and two Ka-band domestic fixed satellites, including an authorization for a Ka-band satellite at 121 degrees W.L.

  In March 1996, Alphastar, Inc. ("AlphaStar"), which is owned by Tee-Comm Electronics, Inc., a Canadian company, commenced offering approximately 100 digital video and audio channels of programming in the United States via a medium power FSS satellite. However, in August 1997, AlphaStar ceased transmitting its service, as a result of the ongoing bankruptcy proceedings of Tee-Comm Electronics, Inc. The AlphaStar service used MPEG 2/DVB digital compression technology, and AlphaStar subscribers generally were required to use 36 inch satellite dishes, similar in size to those used by some PRIMESTAR(R) medium power subscribers, rather than the 18 inch satellite dishes used by customers of the high power services of DirecTv, USSB and EchoStar. According to the Satellite Broadcasting and Communications Association ("SBCA"), approximately 60% of AlphaStar's 51,000 former customers were in areas outside the continental U.S., mainly in the Caribbean and Canada.

  It was recently announced that AlphaStar's U.S.-based operations for digital home satellite service will be revived by Champion Holding Co. ("Champion").
The U.S. Bankruptcy Court in Delaware overseeing the Tee-Comm Electronics, Inc. proceeding has approved the sale of substantially all of the assets of AlphaStar Television Network and its affiliate, Tee-Comm Distribution to Champion and selected assets of Tee-Comm Electronics Canada. The sale was completed in mid-December, although the format and programming of the service have not yet been determined and no specific date for re-starting the service has been announced.

  Foreign satellite systems are also potential providers of digital satellite services within the United States. Canada, Mexico and other countries have been allocated various DBS orbital locations which are capable of providing service to part or all of the continental U.S. In general, non-U.S. licensed satellites are not allowed to provide domestic digital satellite services in the U.S. However, in April 1996, the United States entered into a bilateral agreement with Mexico which would allow, subject to certain conditions, the use of satellites licensed in Mexico to provide digital satellite services to U.S. consumers. Pursuant to such agreement, in August 1997, the FCC authorized Televisa International, LLC ("Televisa") to operate one million receive-only earth stations in the U.S., subject to certain conditions, to receive direct-to-home FSS television services from Solidaridad II, a satellite licensed by the Mexican Government. Televisa owns and operates television broadcast networks and stations in Mexico, and exports Spanish language programming to broadcast networks, broadcast stations and cable systems in the U.S. and other countries. Televisa is presently engaged in the development of direct-to-home FSS television and related services in Mexico, Latin America, North America and Europe. Televisa intends to use the Solidaridad II satellite operating in the Ku-band and located at 113 degrees W.L. to provide an FSS service of entertainment, sports, news, educational and informational video programming, primarily in the Spanish language, to customers in the U.S. All of the transmissions to Solidaridad II would originate in Mexico.

  The United States has indicated its willingness to enter into similar agreements with other countries in North, Central and South America. If the U.S. government moves forward with these initiatives, or if other countries authorize digital satellite service providers to use their orbital slots to serve the U.S. and the U.S. approves of such service, additional competition could be created. At this time, TSAT is unable to predict the effect of such existing and future foreign satellite services upon its operations.

  In addition, the FCC has allocated certain additional U.S. licensed DBS frequencies to DirecTv and other parties. These frequencies could provide additional capacity for existing digital satellite operators thereby enhancing their competitive position relative to the Company. Alternatively, such presently unused frequencies could enable new competitors to enter the digital satellite services business. Further, other potential competitors may provide television programming by leasing transponders from an existing satellite operator. However, the number of transponders available for lease on any one satellite is generally limited, making it difficult to provide sufficient channels of programming for a viable system.

  To date, the PRIMESTAR(R) medium power service has been competitively disadvantaged vis-a-vis other satellite programming distributors due to its relatively larger dish size. TSAT has sought to mitigate this competitive disadvantage through various programs. Unlike other current suppliers of digital satellite television, the Company does not require customers to buy satellite reception equipment. PRIMESTAR(R) is marketed as a service, with programming, equipment rental, maintenance and 24-hour customer service included in the monthly price. In addition, each of the PRIMESTAR(R) programming packages includes a free monthly programming guide. The up-front costs to new subscribers of PRIMESTAR(R), who are charged only an installation fee and the first month's programming and equipment rental fees, are generally lower than the up-front costs to new subscribers of other direct satellite service providers, who typically must purchase and install an HSD, IRD and related equipment. Moreover, since the Company generally owns, services and installs all home reception equipment, the Company protects its subscribers from the inconvenience of equipment failure, maintenance concerns, obsolete technology, self-installation and expired warranties. The Company believes that when the cost of equipment is factored in, its service is priced competitively, compared to the respective prices of other current digital satellite service providers.

  C-band Satellite Program Distributors. The Company also competes with C-band satellite program distributors. C-band systems have been popular (mostly in rural and semi-rural areas) since the late 1970s, and in the aggregate serve approximately 2 million subscribers as of December 31, 1997. However, digital satellite television systems use Ku-band frequencies that can be received by less expensive systems with significantly smaller dishes than those used with C-band frequencies. As a result of the smaller dish size, digital satellite television systems are more widely accepted by consumers than C-band systems, particularly in urban and suburban areas.

  Cable Television. Cable television is currently available for purchase by more than 95% of the approximate 97 million U.S. television households. The cable television industry is an established provider of multichannel programming, with approximately 65 million subscribers or approximately 67% of total U.S. television households. Cable systems typically offer 30 to 80 analog channels of programming at an average monthly subscription price of approximately $38.

  The Company encounters a number of challenges in competing with cable television providers. First, cable television providers benefit from a strong position in the domestic consumer marketplace. Second, satellite television systems generally have not yet found it efficient to provide any local broadcast programming and, third the Satellite Home Viewer Act of 1994 (the "SHVA") prohibits the retransmission by a satellite carrier of a television broadcast signal of a network television station to households that receive a Grade B intensity over-the-air signal of a television broadcast station affiliated with such network or that receive (or within the past 90 days had received) through a cable system the signal of a television station affiliated with such network. Accordingly, PRIMESTAR(R) subscribers who are subject to the foregoing SHVA restrictions are unable to obtain such programming (which is among the most popular and desirable video programming) from the Company. Such subscribers must, instead, receive such programming either through use of a standard television antenna (traditional rooftop or set-top antenna) or by purchasing that level of cable service which includes such programming. Third, since reception of digital satellite signals requires clear line of sight to the satellite, it may not be possible for some households served by cable to receive PRIMESTAR(R) as a result of large adjacent structures or other obstacles. In addition to households lacking a clear line of sight to the satellite, PRIMESTAR(R) is not available to households in apartment complexes or other MDUs that do not facilitate or allow the installation of satellite television equipment. Lastly, because IRDs are currently significantly more expensive than analog cable converters, existing cable operators are able to offer their subscribers the ability to have fully functional cable on multiple television sets in a household without significant additional cost to the operator.

  While cable companies currently serve a majority of the U.S. television market, the Company believes many may not be able to provide the quality and variety of programming offered by digital satellite service providers until they significantly upgrade their coaxial systems. Many cable television providers are in the process of upgrading their systems and other cable operators have announced intentions to make significant upgrades. Many proposed upgrades, such as conversion to digital format, fiber optic cabling, advanced compression technology and other technological improvements, when fully completed, will permit cable companies to increase channel capacity, thereby increasing programming alternatives, and to deliver a better quality signal. In addition, the expanded capacity may be used to provide interactive and other new services. Many of the largest cable systems in the U.S. have announced plans to offer access to telephony services through their existing cable equipment, and have entered into agreements with major telephony providers to further these efforts. In some cases, certain cable systems have actually commenced trial offerings of such services. If such trials are successful, many consumers may find cable service to be more attractive than digital satellite service for the reception of programming. However, although cable systems with adequate available bandwidth may offer digital service without major rebuilds, the Company believes that, given the limits of current compression technology, other cable systems with more limited bandwidth will require major physical plant upgrades to provide digital service, and that such upgrades will require substantial investments of capital and time to complete industry-wide. As a result, the Company believes that there will be a substantial delay before cable systems can offer programming services equivalent to digital satellite television providers on a national basis and that some cable systems may never be upgraded, subject to advances in compression technology.

  Wireless Cable Systems. Other competitors of the Company are multi-channel multi-point distribution systems, which deliver programming services over microwave channels to subscribers with special antennas, and other so-called ''wireless cable'' systems. Wireless cable systems operating in the U.S., currently serve an estimated 1.2 million subscribers, mostly with limited channel, analog service. Wireless cable systems typically offer 20 to 40 channels of programming with inferior image and sound quality compared to digital satellite services. However, wireless cable systems may provide their customers with local programming, a potential advantage over digital satellite television systems, and developments in compression technology will significantly increase the number of channels and video and audio quality of wireless cable systems. In 1995, several large telephone companies acquired significant ownership interests in numerous wireless cable companies. This infusion of money into the wireless cable industry can be expected to accelerate its growth and its competitive impact. However, while it is expected that most large wireless operators backed by local telephone companies will upgrade to digital technology over the next several years, such upgrades will require the installation of new digital decoders in customers' homes and modifications to transmission facilities, at a potentially significant cost. Wireless cable also generally requires direct line of sight from the receiver to the transmitter tower, which creates the potential for substantial interference from terrain, buildings and foliage.

  Telephone Companies. Certain regional telephone companies and long distance telephone companies could become significant competitors in the future as they have expressed an interest in becoming subscription television providers. Legislation enacted by Congress in 1996 removed barriers to entry which previously inhibited telephone companies from competing, or made it more difficult for telephone companies to compete, in the provision of video programming and information services. Certain telephone companies have received authorization to test market video and other services in certain geographic areas using fiber optic cable and digital compression over existing telephone lines. Estimates for the timing of wide-scale deployment of such multichannel video service vary, as several telephone companies have delayed originally announced deployment schedules. In addition, several large telephone companies have announced plans to acquire or merge with existing cable and wireless cable systems.

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

  VHF/UHF Broadcasters. Most areas of the U.S. are covered by traditional territorial over-the-air VHF/UHF broadcasts, which typically include three to ten channels. These stations provide local, network and syndicated programming free of charge, but each major market is generally limited in the number of available programming channels. However, the FCC has recently allocated additional digital spectrum to licensed broadcasters. During a transition period ending in 2006, each existing television station will be able to transmit programming on a digital channel that may permit multiple programming services per channel.

  Private Cable. Private cable is a multi-channel subscription television service where the programming is received by a satellite receiver and then transmitted via coaxial cable through private property, often MDUs, without crossing public rights of way. Private cable generally operates under an agreement with a private landowner to service a specific MDU, commercial establishment or hotel. These agreements are often exclusive arrangements with lengthy (e.g., ten-year) terms, and private cable systems generally are not subject to substantial federal, state or local regulations. The FCC recently amended its rules to allow the provision of point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 gigahertz bandwidth. Private cable operators compete with PRIMESTAR(R) for customers within the general market of consumers of subscription television services.

  Local Multi-Point Distribution Service. In March 1997, the FCC announced its intention to offer two local multi-point distribution service ("LMDS") licenses, one for a block of spectrum 1150 megahertz wide and the other for a 150 megahertz-wide block, in each of 493 Basic Trading Areas pursuant to an auction in the case of mutually exclusive applications. Incumbent local exchange carriers and cable operators will not be allowed to obtain in-region licenses for the larger spectrum block for three years. The LMDS auction began on February 18, 1998 and is ongoing. The broadband 28 and 31 gigahertz LMDS spectrum allocation may enable LMDS providers to offer subscribers a wide variety of audio, video and interactive service options.

  Utilities. In 1996, Congress enacted legislation authorizing utility holding companies and their subsidiaries to provide video programming services, notwithstanding the Public Utility Holding Company Act. Utilities must establish separate subsidiaries and must apply to the FCC for operating authority. Several such utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

  Other Providers of News, Information and Entertainment. The Company also competes broadly with other providers of news, information and entertainment to consumers.

Regulatory Matters
------------------

  General. Pursuant to the Communications Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the "Communications Act"), the FCC regulates the use of radio spectrum in the United States. U.S. DBS licensees and permittees are subject to the regulatory authority of the FCC. Although the non-technical aspects of DBS operations are generally subject to less regulation than other communications services, some regulations do apply. In addition, the FCC has proposed to adopt regulations that will affect DBS licensees and permittees.

  Currently, a DBS permittee must complete and file with the FCC a satellite construction contract with respect to its authorized satellite station(s) within one year of the grant of the construction permit. DBS permittees who received their permits prior to January 19, 1996 have six years from the date of permit grant to begin operating their DBS systems. New permits and permit extensions granted after January 19, 1996 provide for a four year construction period.
Upon completion of construction, the FCC authorizes DBS permittees to launch and operate their satellites. Those DBS providers which control the video programming they distribute, and DBS licensees which offer broadcast service, are subject to equal employment opportunity requirements. DBS providers offering non-broadcast service from their DBS satellites are licensed to operate for ten years, while those offering broadcast services (that is, services available on a non-subscription basis) are licensed for five years. FCC licenses must be renewed at the end of each license term. FCC licenses are generally renewed in the ordinary course, absent misconduct by the licensee.

  In 1995, the FCC adopted several new service rules for DBS permittees and licensees. The FCC established a requirement that those entities acquiring DBS permits or licenses after January 19, 1996, must provide service to Alaska and Hawaii if such service is technically feasible. It also required that all existing DBS permittees and licensees provide service to Alaska and Hawaii from at least one of their currently assigned orbital positions or relinquish their western orbital location. In addition, the FCC revised its rules with respect to licensees' ability to use portions of their satellite capacity for non-DBS services. The FCC provided that licensees must principally use their DBS authorizations for DBS service, but that during their first five years in operations, licensees may offer non-DBS services. After five years, licensees may continue to provide non-DBS services so long as at least half of their total satellite capacity at a given orbital location is used for DBS service.

  In December 1996, the International Bureau of the FCC concluded that foreign ownership restrictions do not apply to subscription DBS service. This decision, however, is subject to a pending review by the FCC, and the current Administration has requested that the FCC reconsider its decision in a general rulemaking proceeding. As described further below, the FCC has adopted a Notice of Proposed Rulemaking and is seeking comments on the applicability of foreign ownership restrictions to subscription DBS providers and FSS-DTH providers, such as PRIMESTAR Partners. Should the FCC determine that foreign ownership restrictions apply to subscription DBS service providers, then, as a condition to the consummation of the ASkyB Transaction, New PRIMESTAR would have to seek a waiver of such restrictions. There can be no assurance that the FCC would grant such a waiver.

  Regulations proposed for DBS, but not yet adopted by the FCC include access requirements for federal political candidates on DBS systems, limitations on charges for advertising by political candidates and a requirement that DBS providers reserve four to seven percent of their channel capacity for noncommercial programming of an educational and informational nature. In the spring of 1997, the FCC announced during an FCC-sponsored DBS discussion that it planned to initiate a review of its DBS rules by year-end.

  On February 26, 1998, the FCC released a Notice of Proposed Rulemaking to consolidate the construction permit and licensing process for DBS providers, to consolidate the DBS rules with the FCC's other satellite rules, and to update the DBS technical rules. The FCC also requests comment on the application of foreign ownership limitations to subscription DBS and FSS-DTH providers, such as PRIMESTAR Partners; whether any limitations on cable/DBS cross-ownership are warranted and whether the FCC should have a rule of general applicability restricting cable interests in DBS licensees; and how the delivery of DBS service can be improved to Alaska, Hawaii, and the U.S. territories and possessions. TSAT cannot predict how application of the FCC's proposed rules will affect its own or PRIMESTAR Partners' operations, the operations of New PRIMESTAR or the operations of its competitors, or the applications pending at the FCC as descried below in "Required FCC Approvals."

  The satellite that PRIMESTAR Partners currently uses and the satellites it proposes to use in the future are geostationary satellites ("GSOs"). At present, no satellite systems except other GSO systems have been authorized to use the frequency bands in which PRIMESTAR Partners' satellites transmit and will transmit in the future.

  In 1997, an application was filed at the FCC by SkyBridge L.L.C. to construct and operate a nongeostationary satellite system ("NGSO") that would share frequencies used by the PRIMESTAR Partners satellites and other GSO satellites. In addition, the FCC initiated a rulemaking proceeding to address potential regulations for NGSO systems such as the one proposed by SkyBridge L.L.C. At the World Radiocommunication Conference ("WRC") in late 1997, the International Telecommunications Union ("ITU") adopted "provisional" technical rules that would authorize frequency sharing between GSO and NGSO systems. These provisional rules are subject to affirmation and/or modification at a WRC meeting scheduled for 1999.

  PRIMESTAR Partners and many other users and operators of GSO satellite systems have expressed concerns regarding potential technical interference to GSO satellites that could be caused by NGSO systems, including those that might operate pursuant to the 1997 WRC provisional rules. PRIMESTAR Partners and other GSO users and operators are participating in FCC proceedings and in the preparation process for the WRC meeting in 1999 in an attempt to assure that any rules finally adopted by the ITU and the FCC for GSO/NGSO frequency sharing would not result in unacceptable technical interference to GSO transmissions. PRIMESTAR Partners cannot now predict the outcome of these various proceedings or what effect, if any, GSO/NGSO frequency sharing would have on its technical operations or business.

  In addition, regulations promulgated by governmental entities other than the FCC may affect the distribution of programming by DBS providers. The SHVA prohibits the retransmission by a satellite carrier of the television broadcast signal of a network television station to households that receive a Grade B intensity over-the-air signal of a television broadcast station affiliated with such network and to households that receive (or within the past 90 days had received) through a cable system the signal of a television station affiliated with such network. The Partnership has received numerous challenges to its network subscribers from certain network affiliates and in some instances has discontinued network service to certain subscribers. The networks and their affiliates have commenced infringement actions against certain other satellite carriers for violation of the network service restrictions. However, while the networks and affiliates have from time to time threatened litigation, none of the networks or affiliates has yet asserted any claim for damages under applicable law against the Partnership or any of the other parties to the Roll-up Plan. Negotiations are continuing between representatives of the Partnership, the National Association of Broadcasters, certain network-affiliated television stations and their respective affiliate associations regarding a proposed Settlement and Compliance Agreement, which agreement is expected to provide for pre-screening techniques for customers based on zip codes and maps to ensure compliance with SHVA procedures, the time for disconnecting any existing non-compliant network subscribers, and provisions for mutual release for any past or future liability. Although a final agreement with respect to such matters has not yet been executed, the Partnership currently expects to enter into such agreement during April 1998. However, if an agreement is not reached, it is likely that litigation will be initiated against the Partnership. The SHVA provides for remedies which can include actual damages, injunctions, and statutory damages. Statutory damages per individual claim are limited to $5.00 per subscriber, per month, and statutory damages for a pattern or practice of violations are limited to $250,000 in a six month period. At present, the Partnership is unable to determine the basis upon which any damages might be calculated or what their amount might be. Therefore, it is not possible to assess the impact, if any, of such unasserted claims on the Partnership's results of operations or cash flow. Management is also currently unable to determine the extent to which the restriction on the delivery of network service to subscribers, as contemplated by the proposed Settlement and Compliance Agreement, would have on the marketing of the Partnership's services generally.

  The Copyright Office reviewed the SHVA and submitted its report to Congress on August 1, 1997. Of particular note, the Copyright Office recommended the adoption of a "red zone/green zone" plan under which satellite carriers generally would be barred from retransmitting a network-affiliated station to households located within the local market area (i.e., Area of Dominant Influence) of another affiliate of the same network, but would be permitted to retransmit (subject to payment of the applicable SHVA royalty fee) a network-affiliated station to households located in any Area of Dominant Influence that is not served by an affiliate of the same network. The Copyright Office further proposed that a new royalty fee system be established that would permit satellite carriers to retransmit a network-affiliated station to households located in the local market of another affiliate upon the payment of a royalty fee which would be distributed to network affiliates. The Copyright Office also recommended that the Copyright Act be amended to expressly permit satellite carriers to retransmit a network affiliated station to households located in that station's own market. The Copyright Office took no position on whether there should be a royalty fee payment imposed for such "local into local" retransmissions. Lastly, the Copyright Office recommended that Congress indefinitely extend the satellite carrier license, similar to the cable compulsory license. The recommendations of the Copyright Office do not currently have legal force or effect, and will not have legal force or effect unless and until they are adopted by Congress and enacted as legislation. On February 12, 1998, a bill was introduced in the House of Representatives (H.R.
3210) which would permit satellite carriers to provide local broadcast signals.

  A Copyright Arbitration Royalty Panel ("CARP") convened pursuant to the terms of the SHVA recommended that the Librarian of Congress adopt an increase in the royalty fees paid by satellite carriers for the distribution of superstations and network affiliates directly to homes to a level commensurate with fair market value. Specifically, the CARP recommended that the rates be increased from their current level, $0.06 per subscriber per month for network signals and $0.175 ($0.14 for certain "syndex proof" stations) per subscriber per month for superstations, to a uniform rate of $0.27 per subscriber per month for all signals. The satellite carriers filed petitions with the Librarian of Congress to set aside or modify the report, arguing, inter alia, that the new rate is unfair because it is well in excess of the effective royalty rates currently paid by cable television systems, and because their increases were made effective retroactively to July 1, 1997. The Librarian of Congress released his report on October 27, 1997, adopting CARP's recommendation. However the Librarian of Congress rejected CARP's recommendation to make the new fees retroactive, and instead, made the new fees effective as of January 1, 1998.
The SBCA, representing the satellite carriers, filed a petition with the Librarian of Congress requesting a stay of the effectiveness of the rate increase, pending judicial review or congressional action. The Librarian of Congress denied the petition. The SBCA also filed a petition seeking review of the rate increase with the U.S. Court of Appeals for the District of Columbia. In addition, the satellite carriers requested Congress to override the rate adjustment by legislation. A bill has been introduced in the Senate (S. 1422) which would delay an increase in the royalty fees until January 1, 1999 and would require the FCC to report to Congress within 180 days of enactment of the legislation on the effect of the increase of the royalty fees on the satellite carriers' abilities to compete in the market for delivery of multichannel video programming. A bill also has been introduced in the House of Representatives (H.R. 2921) which is similar to the Senate bill and requires a stay of the royalty increase until the FCC reviews the effects on the market and reports to Congress; however, the stay would be in effect no later than 210 days after enactment. No assurance can be given that the carriers will be able to obtain relief from the U.S. Court of Appeals or Congress. With the rate increase, the Company and/or New PRIMESTAR (and all other direct broadcast satellite and direct-to-home satellite service providers) may be competitively disadvantaged as against cable operators.

  The Telecommunications Act of 1996. The Telecommunications Act of 1996 ("1996 Act") clarified that the FCC has exclusive jurisdiction over direct-to-home satellite services, and that criminal penalties may be imposed for piracy of direct-to-home satellite services. The 1996 Act also preempted local (but not state) governments from imposing taxes or fees on direct-to-home services, including DBS, and directed the FCC to promulgate regulations prohibiting local (including state) governments from maintaining zoning or other regulations that impair a viewer's ability to receive video programming services through the use of DBS receive-only dishes in residential areas. The FCC has adopted rules that it believes comply with the statutory requirements. Finally, the 1996 Act requires that multichannel video programming distributors such as DBS operators scramble or block channels providing indecent or sexually explicit adult programming.

  Existing FCC Permits and Licenses. Tempo holds the FCC Permit, which authorizes construction of a high power DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119 degrees W.L. orbital location and 11 frequencies at the 166 degrees W.L. orbital location. As the holder of a DBS permit, Tempo is subject to FCC jurisdiction and review primarily for: (i) authorization of individual satellites (i.e. meeting minimum financial, legal, and technical standards) and earth stations, (ii) avoiding interference with other radio frequency transmitters, (iii) complying with the rules the FCC has established specifically for holders of U.S. DBS authorizations and (iv) complying with applicable provisions of the Communications Act. Under the FCC Permit, which was issued in May 1992, the time by which the Tempo Satellites must be operational expires in May 1998. TSAT believes that it has complied with the obligations for Tempo DBS-1 to become operational by that date, but there can be no assurance that the FCC would agree that such satellite is operational, and if an application for extension of the FCC Permit were required, there can be no assurance that such an extension would be granted by the FCC.

  In an order released February 24, 1997, the International Bureau of the FCC granted, subject to certain conditions, Tempo's request to launch and operate the Tempo DBS-1 satellite at 119 degrees W.L. and to test its satellite at 109.8 degrees W.L. for eight weeks. In addition, the International Bureau required Tempo to submit to the FCC information required to initiate advance publication and notification of Tempo's operations in accordance with the Radio Regulations of the International Telecommunications union. The International Bureau also granted Tempo authority to modify its satellite design, as requested in a July 1993 application, and denied oppositions which had been filed by numerous existing and potential DBS competitors. Tempo DBS-1 was launched on March 8, 1997, and is now stationed in its authorized location at 119 degrees W.L. Tempo may need to file an application with the FCC for a license to operate the satellite in orbit. Tempo expects that the FCC would approve any such request, but cannot assure the ultimate outcome. Tempo DBS-1 is currently expected to be available for commercial operations in the second quarter of 1998, but if it does not become operational by May 1998, Tempo may need to apply to the FCC for an extension of time to complete its system at 119 degrees W.L. Tempo cannot be certain that such an extension would be granted.

  At present, Tempo must continue to demonstrate that it is exercising due diligence in progressing toward the completion of its system at 166 degrees W.L. and has in place the Satellite Construction Agreement with Loral to fulfill this due diligence requirement. There can be no assurance that Tempo will be able to comply with the FCC's due diligence obligations for 166 degrees W.L. or that the FCC will determine that Tempo has complied with such due diligence obligations. If Tempo is unable to meet the terms of its permit, it would be necessary for Tempo to apply to the FCC for an extension of time to complete its DBS system at 166 degrees W.L. Tempo cannot be certain that such an extension would be granted.

  While Tempo generally has been successful to date with respect to compliance with regulatory matters, there can be no assurance that it will succeed in obtaining all requisite regulatory approvals for its operations without the imposition of restrictions on or other adverse consequences to Tempo or TSAT.

  Required FCC Approvals. On July 18, 1997, TSAT and the Partnership filed an application with the FCC for consent to the transfer of control of Tempo, as the holder of the FCC Permit, to New PRIMESTAR (the "Transfer Application"). The FCC released a Public Notice of the Transfer Application on July 23, 1997, establishing procedural dates for petitions to deny and responsive pleadings. EchoStar, CAI Wireless Systems, Inc., the Small Cable Business Association and Media Access Project filed petitions to deny the Transfer Application, while DirecTv and the Wireless Cable Association International filed comments on the Transfer Application. These petitions and comments request that the FCC deny or dismiss the Transfer Application on a variety of procedural and substantive grounds or that the FCC condition its approval of the Transfer Application upon New PRIMESTAR's and the Restructuring Parties' compliance with restrictions designed to ensure access to programming and protect against cross-subsidization, among other requests. TSAT and the Partnership filed a joint opposition to these petitions and comments, and the National Rural Telecommunications Cooperative filed a reply comment in support of DirecTv's comments. The petitioners and commenters filed replies to TSAT's and the Partnership's opposition on September 9, 1997. There can be no assurance that the FCC's review of these documents or the Transfer Application will be favorable, or that the FCC will not impose conditions unacceptable to TSAT, the Partnership, or the other Restructuring Parties in connection with its review.

  On August 15, 1997, the Partnership (on behalf of New PRIMESTAR) and MCI filed an application with the FCC for consent to the assignment to New PRIMESTAR of the high power DBS authorizations and certain other assets described above owned by MCI (the "Assignment Application"). As part of this transaction, ASkyB, an entity presently indirectly wholly-owned by News Corp., will acquire non-voting securities convertible into an approximate 33% equity interest in New PRIMESTAR. Upon the transfer of such non-voting securities to any person other than affiliates of ASkyB, the non-voting securities would be converted into shares of New PRIMESTAR Class A Common Stock representing approximately 20% of the voting power of New PRIMESTAR. The FCC released a Public Notice of the Assignment Application on August 25, 1997, establishing procedural dates for petitions to deny and responsive pleadings. EchoStar, DirecTv, SCBA, United Church of Christ ("UCC") et al., and the Wireless Cable Association filed petitions to deny the Assignment Application. The National Rural Telecommunications Cooperative, BellSouth et al., and Ameritech New Media filed comments on the Assignment Application, The Partnership, MCI and News Corp. filed separate oppositions to these petitions. Replies were filed on October 20, 1997. The issues raised in these petitions, comments and replies include the following: (1) opposition to the Partnership or New PRIMESTAR holding the 110 degrees W.L. authorization; (2) opposition to the Partnership of New PRIMESTAR simultaneously holding authorizations for both the 110 degrees W.L. orbital position (28 transponders) and the 119 degrees W.L. orbital position (11 transponders), which together represent about 40% of the total transponder capacity in the three orbital positions allocated to the U.S. for DBS service that provide full CONUS visibility; (3) requests for extension of the FCC's rules governing access to satellite delivered programming to News Corp. and expansion of those rules to programming not delivered by satellite (such as broadcast television stations), and (4) issues relating to the possible applicability of the Communications Act's Section 310(b) foreign ownership restrictions. UCC et al. also filed a petition to stay the effectiveness of MCI's DBS authorizations or, in the alternative, to hold the MCI authorization and the Transfer Application and the Assignment Application in abeyance, pending the initiation and resolution of a rulemaking on the applicability of certain statutory provisions to DBS providers, including the foreign ownership provisions. The Partnership filed an opposition to this petition, which is presently pending before the FCC. There can be no assurance that the FCC's review of these and other documents or the Assignment Application will be favorable, or that the FCC will not impose conditions unacceptable to New PRIMESTAR, MCI, ASkyB or News Corp. in connection with its review.

  In support of the Transfer Application and Assignment Application, the Partnership filed two ex parte filings. The first filing was an economic study
                      --------
prepared by outside economic consultants which demonstrated that (1) an analysis of PRIMESTAR Partners' penetration in cabled areas served by a PRIMESTAR Partner and those areas served by a non-affiliated cable operator does not indicate a systematic strategy by the Partnership to compete selectively and (2) New PRIMESTAR's incentives to compete are comparable to those of a stand-alone DBS operator. The second filing was an analysis of the Transfer Application and Assignment Application proceedings using the framework established in the FCC's Bell Atlantic/NYNEX decision, as well as a summary of the Partnership's
--------------------
responses to the arguments and requested conditions raised by parties during the proceedings. The FCC requested responses to those filings from interested parties. EchoStar and DirecTV argued that both Applications should be denied, while BellSouth and the Wireless Cable Association requested conditions regarding the availability of programming affiliated with New PRIMESTAR's owners. EchoStar also filed a motion seeking access to the underlying data used by the economic consultants or, in the alternative, deletion of the economic filing from the records. PRIMESTAR Partners filed a response to all of these filings on February 20, 1998, rejecting the arguments raised by the parties, and PRIMESTAR Partners requested expedited approval of the Applications.

  On March 2, 1998, the Chief of the International Bureau of the FCC submitted to the Partnership a letter request for the submission of certain documents previously submitted to the Department of Justice as well as certain information regarding the economic study described above and information regarding the programming interests of the Partnership's cable owners. Once these documents are submitted pursuant to a suitable protective order, it is anticipated that interested parties will be given an opportunity to comment and the Partnership will be given an opportunity to reply. On March 5, 1998, the Chief of the International Bureau of the FCC requested that the Partnership submit by March 11, 1998, a copy of any lease agreement for the Tempo capacity at 119 degrees W.L., as well as the underlying option agreement and other agreements that may affect the terms and conditions of the lease or purchase.

  Antitrust Decree. The Partnership and the Partners named in the actions described below are subject to the jurisdiction of the U.S. District Court for the Southern District of New York to ensure compliance with an antitrust consent decree. In United States v. PRIMESTAR Partners, L.P., et al., 93 Civ. 3919 (SDNY
1993) (the ''Federal Decree''), the Partnership and such Partners agreed to refrain from (i) enforcing any provisions of the PRIMESTAR Partnership Agreement that affect the availability, price, terms or conditions of sale of programming to any provider of multichannel subscription television, or (ii) entering into certain other agreements restricting the availability of programming services. The Company was not named as a defendant in the above action, but may be subject to certain provisions of the Federal Decree as a successor-in-interest to TCI K-1, Inc. and United Artists K-1 Investments, Inc., indirect subsidiaries of TCI that were original partners in PRIMESTAR Partners and named defendants in the action. The Company believes that it is currently in compliance with the Federal Decree in all material respects and that the Federal Decree does not currently have a material adverse effect on the Company or its operations. In any event, the Federal Decree will continue to apply to New PRIMESTAR after consummation of the Restructuring Transaction (whether or not the TSAT Merger is consummated) and could be expanded as a condition for any necessary governmental approvals of the ASkyB Transaction. Such conditions may be unacceptable to New PRIMESTAR.

PRIMESTAR Partnership Agreement
--------------------------------

  Pursuant to the PRIMESTAR Partnership Agreement, the business and affairs of the Partnership are managed and controlled by a committee (the "Partners Committee"), composed of representatives of each of the partners and two independent members. The Company has two voting representatives on the Partners Committee, TWE has two voting representatives, and Cox, Comcast, MediaOne, Newhouse and GE Americom each have one voting representative. Ordinary decisions of the Partners Committee require the consent of a majority of the members of the Partners Committee, which majority must include a majority of the representatives of the Partners. Certain extraordinary decisions of the Partners Committee, including, without limitation, decisions regarding the dissolution, merger or sale of substantially all the assets of the Partnership; the admission of additional partners; calls for capital contributions; the approval of the annual budget; the appointment or dismissal of Partnership senior management; the determination of the Partnership's policies with respect to the distribution of its programming services; the selection of satellites (including successor satellite capacity, the decision whether the Partnership should provide services at BSS or higher frequencies and the decision to exercise the End-of-Life Option); the determination to take any action that would cause the amount of the letters of credit required to be issued in connection with the Partnership's obligations under the GE-2 Agreement to exceed $100,000,000; the decision to effect certain material changes to the GE-2 Agreement and certain related agreements with respect to the letters of credit issued in connection with the GE-2 Agreement; and the decision to provide any optional letters of credit, or pledge, grant a security interest in or otherwise create a lien on any material assets of the Partnership to secure the payment of reimbursement obligations of the Partnership with respect to letters of credit issued in connection with the GE-2 Agreement require, in addition to a majority vote, the affirmative vote of at least six of the nine partner representatives on the Partners Committee (assuming that no partner representative is required to abstain in such vote), or such other vote as shall be required by the PRIMESTAR Partnership Agreement if one or more partner representatives are required to abstain in such vote under the terms of the PRIMESTAR Partnership Agreement because of such Partner's, or an affiliate's, interest in the outcome thereof.

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

  As a result of the Restructuring Transaction, New PRIMESTAR will own all of the general and limited partnership interests in the Partnership, and the Partnership Agreement will be terminated or amended to remove all of its management provisions.

Certain Agreements
------------------

  The Company is subject to the provisions of certain agreements that may limit the ability of the Company to engage in, or invest in entities that engage in, certain businesses, other than through the Partnership.

  Tag-Along Agreement.   Tempo is a party to the Tag-Along Agreement, originally
entered into by and among Cox Enterprises, Inc., Comcast, MediaOne and Newhouse Broadcasting Corporation (subsidiaries of each of which are Partners), Tempo, TCIC and TCI Development Corporation, a subsidiary of TCIC (the ''Tag-Along Agreement''). The Tag-Along Agreement provides that if any party to the agreement, directly or indirectly through any person controlled by such party (an ''Investing Party''), engages in, or makes an equity investment in any entity engaging or proposing to engage in, the business of providing television programming by uplink to BSS or higher frequency domestic satellite transponders, or otherwise becomes entitled to exercise a management role with respect to any such entity, at any time that such party or a person controlled by such party is a Partner, or within one year after it ceases to be a Partner, then, subject to certain exceptions, such party shall provide the other parties with a written offer to participate in such investment or other transaction on terms and conditions comparable to those available to the Investing Party, pro rata in accordance with their respective percentage interests in the Partnership at the time of such offer. The Tag-Along Agreement further provides that if a party transfers assets to a person that is not majority owned or controlled by such party but which person either is the ''ultimate parent'' of, or has the same ''ultimate parent'' as, such party, then such party must cause such affiliate to become a party to the Tag-Along Agreement. The term ''ultimate parent'' as used in the Tag-Along Agreement has the meaning ascribed to such term in the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (''HSR Act''). Generally under the HSR Act, the ''ultimate parent'' of a person is an entity that directly or indirectly owns at least 50% of the voting securities of such person or has the contractual right to designate 50% or more of a board of directors of such person. The Tag-Along Agreement will terminate upon the termination or dissolution of the Partnership, or, if earlier, when the parties to the Tag-Along Agreement and their affiliates cease to be partners of the Partnership.

  Partnership Agreement Provisions Regarding Investments in Similar Businesses. The PRIMESTAR Partnership Agreement provides, among other things, that if any Partner, or an affiliate of a Partner, engages in, or makes an equity investment in any entity engaging or proposing to engage in, the business of providing television programming by uplink to FSS, BSS or higher frequency domestic satellite transponders, directly or indirectly to HSDs, or otherwise becomes entitled to exercise a management role with respect to any such entity, then such Partner (the ''Notifying Partner'') shall be required to give notice of such investment or other transaction to the Partnership and the other Partners, and the Partnership, by vote of the Partners Committee, with the Notifying Partner abstaining, shall have the right, but not the obligation, to elect one of the following courses of action: (i) to remove the Notifying Partner's representative from the Partners Committee, in which case the Notifying Partner will no longer be entitled to make capital contributions to the Partnership or to receive any financial or other information about the Partnership, other than audited year-end financial statements and tax-related information; or (ii) to purchase the Notifying Partner's entire interest in the Partnership for a purchase price equal to the fair market value thereof, payable in cash or, at the option of the Partnership, for a combination of cash and a three-year promissory note. Notwithstanding the foregoing, the Partnership will not have the right to exercise either of the foregoing alternatives if the Notifying Partner, or its affiliate, acquires an equity interest in an entity that engages in, or proposes to engage in, the business of uplinking television programming to BSS or higher frequency domestic satellite transponders, and the Partnership does not then uplink its programming to BSS or higher frequency transponders and does not, within 120 days thereafter, make a commitment to such transmission method comparable to the commitment of such other entity. The Partnership will also not have the right to exercise either of such remedies if the Notifying Partner, or its affiliate, offers each other Partner who did not vote against the Partnership making a commitment to such transmission method, or its affiliate, an opportunity to participate with the Notifying Partner or its affiliate in its equity interest in such BSS business.

  If the Restructuring Transaction is consummated, the Tag-Along Agreement and the provisions of the PRIMESTAR Partnership Agreement regarding investments in similar businesses will be terminated.

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

  The Company had approximately 1,100 employees as of December 31, 1997. None of the Company's employees are represented by a union and the Company believes its employee relations are good. Upon consummation of the Restructuring Transaction the majority of TSAT's employees will become employees of New PRIMESTAR.

  (d)  Financial Information about Foreign and Domestic Operations and Export
       -----------------------------------------------------------------------
       Sales
       -----

       Not applicable.

Item 2.  Properties.
------   ----------

  The Company owns no real estate. The Company has entered into noncancellable operating leases for all of its facilities, including its corporate headquarters and National Call Center, both of which are located in Englewood, Colorado. All of such operating leases expire at various times through 2008. The Company believes that such facilities are in good condition and are suitable and adequate for its business operations for the foreseeable future. Upon consummation of the Restructuring Transaction, New PRIMESTAR will succeed to such facilities and will assume the leases relating thereto.

Item 3.  Legal Proceedings.
------   -----------------

  There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

  On September 30, 1997, a civil action entitled Croce Advertising, Inc. v. TCI
                                                 ------------------------------
Digital Satellite Entertainment, Inc., d/b/a PRIMESTAR By TCI and The Hibbert
-----------------------------------------------------------------------------
Company d/b/a The Hibbert Group was filed in the U.S. District Court for the
-------------------------------
District of Colorado, Civil Action No. 97-S-2130. On October 20, 1997, the plaintiff filed an amended complaint naming TSAT as a defendant and dropping TCI Digital Satellite Entertainment, Inc. d/b/a PRIMESTAR By TCI from the action. Service was made upon TSAT on October 20, 1997. Croce alleges copyright infringement based on its allegations that after its relationship with TSAT was terminated, TSAT reprinted certain marketing materials created by Croce. TSAT is investigating the merits of the claim and believes it has legitimate defenses. Croce's claim for damages includes alleged profits related to the printing of the materials at issue and TSAT's profits from the use of these materials. Croce also named The Hibbert Company as a defendant on the copyright infringement claim because The Hibbert Company printed certain TSAT marketing materials. TSAT has agreed to indemnify The Hibbert Company for costs and damages arising out of the copyright claim. Croce's remaining claims arise out of the parties' ongoing dispute concerning unpaid invoices. Croce alleges that TSAT owes $4,962,560.05 on these invoices, plus interest from March 7, 1997, until final resolution. New PRIMESTAR has agreed to indemnify TSAT for any potential liability with respect to this matter, to the extent not covered by insurance or other third party indemnification obligations, subject to consummation of the Restructuring Transaction. Management of TSAT believes that, although no assurance can be given regarding the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of TSAT.

  In a civil action entitled Jerry Wayne Self v. PRIMESTAR By TCI, el al., filed
                             -------------------------------------------
in the Circuit Court of Jefferson County, Alabama, Civil Action No. 96-831, an Order of Judgment was entered against PRIMESTAR by TCI on November 12, 1997, in the amount of $4,257,242, consisting of medial expenses of $15,242, lost wages of $52,000, future lost wages of $1,040,000, physical and mental pain and suffering in an amount of $150,000 and punitive damages of $3,000,000. The judgment arises out of a case in which the plaintiff alleges that on September 19, 1995, he was riding in the front seat of a car that was struck head-on by a car driven by William Francis Hinton, causing the plaintiff to suffer injuries. The plaintiff alleges that Hinton was intoxicated and was "acting within the line and scope of his employment" for PRIMESTAR By TCI when the accident occurred. "PRIMESTAR By TCI" is a trade name currently or formerly used in certain jurisdictions by TSAT and/or its predecessors. On December 3, 1997, TSAT filed an Answer and Affirmative Defenses and a Motion to Set Aside Entry of Default and Default Judgment or in the Alternative for Relief from Judgment or in the Alternative a Motion to Reconsider or for a New Trial. On December 12, 1997, the Court entered an order setting aside the Entry of Default and Default Judgment. New PRIMESTAR has agreed to indemnify TSAT for any potential liability with respect to this matter, to the extent not covered by insurance or other third party indemnification obligations, subject to consummation of the Restructuring Transaction. Management of TSAT believes that, although no assurance can be given regarding the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of TSAT.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         None.

                                   PART II.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

     On December 5, 1996 shares of Series A Common Stock, and Series B Common Stock, commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbols "TSATA" and "TSATB", respectively. The following table sets forth the range of high and low sale prices in U.S. dollars of shares of Series A Common Stock and Series B Common Stock for the periods indicated as furnished by Nasdaq. The prices have been rounded up to the nearest eighth, and do not include retail markups, markdowns, or commissions.

                                                       Series A                     Series B
                                             ----------------------------  --------------------------
                                                 High            Low           High          Low
                                             -------------  -------------  ------------  ------------
   1996
   ----
       Fourth quarter 1996 (beginning
       December 5, 1996)                       13 1/8          9 7/8            13            10

   1997
   ----
       First quarter                           10 1/2          6 7/8            11         7 1/2
       Second quarter                          10 3/4          5 3/4        11 3/8         6 5/8
       Third quarter                            9 1/4          6 3/8         9 1/2         6 1/2
       Fourth quarter                           8 3/4          5 3/4             8         5 3/4

   As of January 31, 1998, there were 5,775 and 350 record holders of the Series A Common Stock and Series B Common Stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions but include each such institution as one shareholder).

   The Company has not paid cash dividends on its Series A Common Stock and Series B Common Stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of its earnings, financial condition and other relevant considerations. Following the Restructuring Transaction and prior to the TSAT Merger, the Company will be a holding company and, as such, the Company's ability to pay cash dividends will be dependent on its ability to receive cash dividends, loans and advances from its subsidiaries and New PRIMESTAR.
Moreover, during the term of the TSAT Merger Agreement, the Company will be subject to the covenants provided for therein, including the Company's agreement not to, and to cause each of its subsidiaries not to, declare, set aside or pay any dividend with respect to any shares of its capital stock. In addition, the Company is subject to loan and other agreements that prohibit or limit the ability of the Company to pay dividends on its common equity and following the Restructuring Transaction, such agreements will be assumed by New PRIMESTAR.
For further discussion of such restrictions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   During the three months ended December 31, 1997, TSAT issued 2,000 shares of Series A Common Stock to TCI for aggregate consideration of $2,000. Such shares were issued pursuant to a "Share Purchase Agreement" between TSAT and TCI to allow TCI to meet its obligations under the conversion features of certain convertible securities of TCI. The issuance was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 6.  Selected Financial Data.
------   -----------------------

   Selected financial data related to the Company's financial condition and results of operations for the five years ended December 31, 1997 are summarized as follows (such information should be read in conjunction with the accompanying financial statements of the Company):

                                                         Years ended December 31,
                                      --------------------------------------------------------------
                                          1997          1996          1995         1994         1993
                                      ------------  ------------  ------------  -----------  -----------
                                                          amounts in thousands,
                                                        except per share amounts
Summary Statement of Operations Data:
-------------------------------------
Revenue                                $561,990       417,461        208,903        30,279      11,679
Operating, selling, general and
 administrative expenses and stock
 compensation                          (489,947)     (410,390)      (214,117)      (25,106)     (7,069)
Depreciation (1)                       (243,642)     (191,355)       (55,488)      (14,317)     (6,513)
                                       --------      --------        -------       -------      ------
   Operating loss                      (171,599)     (184,284)       (60,702)       (9,144)     (1,903)
Interest expense (2)                    (47,992)       (2,023)            --            --          --
Share of losses of PRIMESTAR Partners   (20,473)       (3,275)        (8,969)      (11,722)     (5,524)
Other, net                                1,723         3,641            306           306          88
Income tax benefit                           --        45,937         21,858         6,872       2,505
                                       --------      --------        -------       -------      ------
   Net loss                           $(238,341)     (140,004)       (47,507)      (13,688)     (4,834)
                                      =========      ========        =======       =======      ======

Basic and diluted loss per common
  share (3)                              $(3.58)        (2.11)          (.72)
                                      =========      ========        =======

                                                               December 31,
                                      --------------------------------------------------------------
                                          1997          1996          1995         1994         1993
                                      ------------  ------------  ------------  -----------  -----------
                                                           amounts in thousands
Summary Balance Sheet Data:
---------------------------
Property and equipment, net           $1,121,937     1,107,654      889,220        397,798      95,323
Investment in, and related advances
 to, PRIMESTAR Partners               $   11,093        32,240       17,963          9,793      19,625
 Total assets                         $1,204,856     1,180,273      933,443        410,105     116,495
Due to PRIMESTAR Partners             $  463,133       457,685      382,900        278,772      71,164
Debt (2)                              $  418,729       247,230           --             --          --
Equity                                $  136,269       372,358      483,584        120,526      43,349

------------
(1) Effective October 1, 1996, the Company (i) changed the method used to depreciate its subscriber installation costs, and (ii) reduced the estimated useful life of certain satellite reception equipment. The inception-to-date effect of the change in depreciation method aggregated $55,304,000 and was recorded during the fourth quarter of 1996, and the effect of the reduction in estimated useful life was accounted for on a prospective basis.

(2) Effective December 31, 1996, TSAT entered into a bank credit facility with initial commitments of $350,000,000. In addition, on February 20, 1997, TSAT issued the Notes with aggregate principal amounts at maturity of $475,000,000.

(3) In connection with the December 4, 1996 consummation of the Distribution, the Company issued 66,408,000 shares of Company Common Stock. The basic and diluted loss per common share amounts for the years ended December 31, 1996 and 1995 assume that the shares issued pursuant to the Distribution were issued and outstanding since January 1, 1995. Accordingly the calculation of the net loss per share assumes weighted average shares outstanding of 66,408,000 for each of the years ended December 31, 1996 and 1995.

Item 7.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations
          -------------------------

General
-------

          Roll-up Plan

     On March 6, 1998, the TSAT stockholders voted to approve a proposal to adopt the provisions of certain agreements and the transactions contemplated thereby as detailed below.

          Restructuring Transaction
          -------------------------

     Pursuant to the Restructuring Agreement and the TSAT Asset Transfer Agreement, it is contemplated that the Restructuring Transaction will be consummated whereby (a) TSAT will contribute and transfer to New PRIMESTAR all of TSAT's assets and liabilities except (I) the capital stock of Tempo, (II) the consideration to be received by TSAT in the Restructuring Transaction and (III) the rights and obligations under certain agreements with New PRIMESTAR related to the Restructuring Transaction and (b) the business of PRIMESTAR Partners and the business of distributing the PRIMESTAR(R) programming service of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne will be consolidated into New PRIMESTAR.

     In connection with the TSAT Asset Transfer, at the closing, New
PRIMESTAR will assume all of TSAT's indebtedness on such date, and TSAT will receive from New PRIMESTAR such number of shares of New PRIMESTAR Class A Common Stock and New PRIMESTAR Class B Common Stock, respectively, as equals the number of shares of Series A Common Stock and Series B Common Stock, respectively, issued and outstanding or deemed to be issued and outstanding on the closing date, in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement. TSAT will own approximately 36% of the outstanding shares of common equity of New PRIMESTAR at the closing of the Restructuring Transaction, representing approximately 37% of the combined voting power of such common equity.

     As a result of the TSAT Asset Transfer, TSAT will become a holding company, with no substantial assets or liabilities other than (i) 100% of the outstanding capital stock of Tempo, (ii) its ownership interest in New PRIMESTAR, and (iii) its rights and obligations under certain agreements with New PRIMESTAR. The respective obligations of the parties to the Restructuring Agreement to consummate the Restructuring Transaction are subject to the satisfaction or waiver of a number of conditions.

     The TSAT Asset Transfer will be recorded at TSAT's historical cost due to the fact that New PRIMESTAR is a wholly-owned subsidiary of TSAT. The remaining elements of the Restructuring Transaction, as set forth above, will be treated as the acquisition by New PRIMESTAR of the Partnership Interests and PRIMESTAR Assets, and the assumption by New PRIMESTAR of the PRIMESTAR Liabilities, of the Non-TSAT Parties, and such acquisition will be accounted for using the purchase method of accounting. The fair value of the consideration to be issued to the Non-TSAT Parties will be allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities. TSAT has been identified as the acquiror for accounting purposes and the predecessor for financial reporting purposes due to the fact that TSAT will own the largest interest in New PRIMESTAR immediately following consummation of the Restructuring Transaction.

         TSAT Merger
         -----------

     Pursuant to the TSAT Merger Agreement, it is contemplated that, subsequent to the Restructuring Transaction, TSAT will be merged with and into New PRIMESTAR, with New PRIMESTAR as the surviving corporation. In connection therewith (i) each outstanding share of Series A Common Stock will be converted into the right to receive one share of New PRIMESTAR Class A Common Stock, and
(ii) each outstanding share of Series B Common Stock will be converted into the right to receive one share of New PRIMESTAR Class B Common Stock, subject to adjustment. Each share of New PRIMESTAR's Common Stock then held by TSAT will be canceled. Consummation of the TSAT Merger is subject to regulatory approval and other conditions to closing set forth in the TSAT Merger Agreement. Accordingly, the TSAT Merger may not be consummated even if the Restructuring Transaction is consummated.

     Upon the closing of the TSAT Merger, the then existing shareholders of TSAT will become the direct owners of TSAT's ownership interest in New PRIMESTAR. The respective obligations of the parties to the TSAT Merger Agreement to consummate the TSAT Merger are subject to the satisfaction or waiver of a number of conditions, including, among others, occurrence of one of the following: (i) FCC approval of TSAT's pending application to transfer control of Tempo to New PRIMESTAR, (ii) divestiture by TSAT of the FCC Permit, or (iii) FCC permission to consummate the TSAT Merger without divestiture of the FCC Permit (including pursuant to an agreement to divest the FCC Permit within a specific time period following effectiveness of the TSAT Merger). In addition, New PRIMESTAR has the right to terminate the TSAT Merger Agreement, and abandon the TSAT Merger, under certain circumstances. In light of the foregoing conditions, there can be no assurance that the TSAT Merger will be consummated as currently contemplated by the TSAT Merger Agreement.

     The TSAT Merger will be treated as the acquisition of TSAT by New PRIMESTAR. Such acquisition will be accounted for at TSAT's historical cost since (i) the percentage of New PRIMESTAR owned by TSAT prior to consummation of the TSAT Merger will be approximately equal to the percentage of New PRIMESTAR to be owned by TSAT shareholders following consummation of the TSAT Merger and
(ii) the TSAT Merger and the Restructuring Transaction are both part of the Roll-up Plan.

         Acquisition of Certain Satellite Assets

     In a separate transaction, pursuant to the ASkyB Agreement, New
PRIMESTAR will acquire from MCI two high-power communications satellites currently under construction, certain authorizations granted to MCI by the FCC to operate a direct broadcast satellite business at the 110 degrees W.L. orbital location using 28 transponder channels, and certain related contracts. In consideration, ASkyB will receive, subject to closing adjustments, approximately $600 million liquidation value of New PRIMESTAR Convertible Preferred Stock (convertible into approximately 52 million shares of New PRIMESTAR Class D Common Stock, subject to adjustment) and approximately $516 million principal amount of New PRIMESTAR Convertible Subordinated Notes (convertible into approximately 45 million shares of New PRIMESTAR Class D Common Stock). The fair value of the consideration to be issued to MCI in connection with the ASkyB Transaction will be allocated to the assets acquired based upon the estimated fair value of such assets.

     The New PRIMESTAR Convertible Subordinated Notes will be due and payable, and the New PRIMESTAR Convertible Preferred Stock will be mandatorily redeemable, on the tenth anniversary of the date of issuance. The New PRIMESTAR Convertible Preferred Stock will accrue cumulative dividends at the annual rate of 5% of the liquidation value of such shares and the New PRIMESTAR Convertible Subordinated Notes will have an interest rate of 5%. Dividends on the New PRIMESTAR Convertible Preferred Stock and interest on the New PRIMESTAR Convertible Subordinated Notes will be payable in cash or, at the option of New PRIMESTAR, in shares of the non-voting New PRIMESTAR Class D Common Stock, for a period of four years. Thereafter, all dividend and interest payments will be made solely in cash. Such convertible securities, and the shares of New PRIMESTAR Class D Common Stock to be issued to ASkyB or any of its affiliates upon conversion of such New PRIMESTAR Convertible Preferred Stock and New PRIMESTAR Convertible Subordinated Notes, or in payment of dividend or interest obligations thereunder, will be non-voting; however, shares of New PRIMESTAR Class D Common Stock will in turn automatically convert into shares of New PRIMESTAR Class A Common Stock, on a one-to-one basis, upon transfer to any person other than ASkyB, News Corp. or any of their respective affiliates.

     Consummation of the ASkyB Transaction is contingent on, among other things, receipt of all necessary government and regulatory approvals, and accordingly, no assurance can be given that the ASkyB Transaction will be consummated.


Summary of Operations
----------------------



     The following discussion of TSAT's operations does not give effect to the proposed Roll-up Plan or ASkyB Transaction.


     The Company reported net losses of $238,341,000, $140,004,000 and $47,507,000 during the years ended December 31, 1997, 1996 and 1995, respectively. Improvements in the Company's results of operations are largely dependent upon its ability to increase its customer base while maintaining its pricing structure, reducing subscriber churn and effectively managing its costs. No assurance can be given that any such improvements will occur. In addition, the Company incurs significant sales commission and installation costs when its customers initially subscribe to the service. Management expects that the costs of acquiring subscribers will continue to be significant. The high cost of obtaining new subscribers also magnifies the negative effects of subscriber churn.

     During the years ended December 31, 1997, 1996 and 1995, (i) the Company's annualized subscriber churn rate (which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period) was 30.1%, 38.5% and 24.7%, respectively, and
(ii) the subscriber life implied by such subscriber churn rate was 3.3 years,
2.6 years and 4.0 years, respectively.


     TSAT believes that the higher 1996 churn rate noted above is primarily attributable to the fact that subscribers were allowed to initiate service with no credit approval during the fourth quarter of 1995 and the first six months of 1996. Service to a significant number of such subscribers was terminated during 1996 after their accounts became delinquent. Such delinquent accounts contributed to a significant increase in TSAT's bad debt expense during 1996. TSAT has addressed this issue by implementing more stringent credit polices. TSAT believes that a significant percentage of the subscribers whose service was terminated during 1996 would not have been allowed to initiate service if the credit policies that are currently in effect had been in place during 1995.


     Although no assurance can be given, TSAT expects that churn rates for future periods will be lower than the levels experienced in 1996. If TSAT's churn rates were to return to, or increase from, such 1996 levels, TSAT believes that its financial condition and results of operations could be adversely affected.


     During 1997, TSAT began offering a marketing program that allows subscribers to purchase TSAT's proprietary satellite reception equipment at a price that is less than TSAT's cost. Losses incurred by TSAT on such sales of satellite reception equipment are charged to operations in the period such sales are consummated and aggregated $3,538,000 during 1997. TSAT expects that the number of customers who take advantage of this marketing program could increase and the resultant charge to operations could be significant in the future.

     Since July 1994, when PRIMESTAR Partners completed its conversion from an analog to a digital signal, TSAT has experienced significant growth in the number of customers and Authorized Units receiving its service. In this regard, the numbers of customers and Authorized Units were as follows:

                                               December 31,
                        -----------------------------------------------------------
                             1997            1996           1995           1994
                        ---------------  -------------  -------------  ------------
Customers                       851,000        702,000        472,000        91,000

Authorized Units                985,000        805,000        535,000       100,000

     To the extent not otherwise described, increases in TSAT's revenue and operating, selling, general and administrative expenses, as detailed below, are primarily related to growth in customers and Authorized Units, as reflected in the foregoing table. TSAT is operating in an increasingly competitive environment. No assurance can be given that such increasing competition will not adversely affect TSAT's ability to continue to achieve growth in customers and revenue.

     Through December 31, 1996, TCIC provided the Company with certain customer fulfillment services for PRIMESTAR(R) customers enrolled by the Company's direct sales force or the National Call Center. Charges for such services were allocated to the Company by TCIC based on scheduled rates. Such services, which included installation, maintenance, retrieval, inventory management and other customer fulfillment services, were to be performed in accordance with specified performance standards. Effective January 1, 1997, charges for customer fulfillment services provided by TCI were made pursuant to a fulfillment agreement (the "Fulfillment Agreement") entered into by the Company and TCIC in connection with the Distribution. Pursuant to the Fulfillment Agreement, TCIC continued to provide fulfillment services on an exclusive basis to the Company following the Distribution with respect to customers of the PRIMESTAR(R) medium power service. Such services were required to be performed in accordance with specified performance standards. The Fulfillment Agreement terminated on December 31, 1997. In September and October 1997, TSAT entered into agreements with eight regional fulfillment companies to perform the services that are no longer performed by TCIC.

     Installation charges from TCIC included direct and indirect costs of performing installations. Through the Distribution Date, the Company capitalized a portion of such charges as subscriber installation costs based upon amounts charged by unaffiliated third parties to perform similar services. Subsequent to the Distribution Date, the Company capitalized the full amount of installation fees paid to TCIC. Additionally, the scheduled rates for the services provided by TCIC under the Fulfillment Agreement exceeded the scheduled rates upon which charges, historically, were allocated to the Company for such services. In this regard, installation charges allocated to the Company by TCIC aggregated $62,461,000 during the year ended December 31, 1996. If the Fulfillment Agreement had been in effect during 1996, the estimated installation fees incurred by the Company would have been $86,186,000.

     In connection with the Distribution, the Company and TCI also entered into the "Transition Services Agreement", and certain other agreements. Pursuant to the Transition Services Agreement, TCIC provides certain general and administrative services to TSAT for a fee of $1.50 per subscriber per month. Amounts charged by TCIC pursuant to the Transition Services Agreement aggregated $11,579,000 during the year ended December 31, 1997. Upon consummation of the Restructuring Transaction, TSAT and TCI have agreed that the Transition Services Agreement will be terminated.

     Certain financial information concerning the Company's operations is presented below (dollar amounts in thousands):




                                                           Years ended December 31,
                                   ------------------------------------------------------------------------
                                             1997                     1996                      1995
                                   ------------------------  -----------------------  ------------------------
                                                 Percentage                Percentage                 Percentage
                                                  of total                  of total                   of total
                                     Amount       revenue       Amount       revenue      Amount       revenue
                                   -----------  ------------  -----------  -----------  -----------  ------------
Revenue:
 Programming and equipment rental   $512,894      91%          $351,548       84%        $133,688       64%
 Installation                         49,096       9             65,913       16           75,215       36
                                    --------     ----          --------      ----        --------      ----
  Total revenue                      561,990     100            417,461      100          208,903      100
                                    --------     ----          --------      ----        --------      ----
Operating costs and expenses:
 Charges from PRIMESTAR Partners:
   Programming                      (175,418)     (32)         (124,074)      (30)        (53,006)      (25)
   Satellite, national marketing and
    distribution                     (84,182)     (15)          (64,650)      (15)        (25,244)      (12)
                                    --------     ----          --------      ----        --------      ----
                                    (259,600)     (47)         (188,724)      (45)        (78,250)      (37)

 Other operating                     (23,992)      (4)          (28,546)       (7)        (17,800)       (9)

Selling, general and administrative:
  Selling and regional marketing    (119,682)     (21)         (113,737)      (27)        (79,189)      (38)
  Bad debt                           (18,339)      (3)          (19,235)       (5)        (10,549)       (5)
  Other general and administrative   (60,242)     (11)          (60,594)      (14)        (27,428)      (13)
                                    --------     ----          --------      ----        --------      ----
                                    (198,263)     (35)         (193,566)      (46)       (117,166)      (56)
                                    --------     ----          --------      ----        --------      ----
  Operating Cash
    Flow (deficit)(1)                 80,135       14             6,625         2          (4,313)       (2)

Stock compensation                    (8,092)      (2)              446         -            (901)
Depreciation                        (243,642)     (43)         (191,355)      (46)        (55,488)      (27)
                                    --------     ----          --------      ----        --------      ----
  Operating loss                   $(171,599)     (31)%       $(184,284)      (44)%      $(60,702)      (29)%
                                    ========     ====          ========      ====        ========      ====

------------
(1) Operating Cash Flow, which represents operating income before depreciation and stock compensation, is a commonly used measure of value and borrowing capacity. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such. Furthermore, Operating Cash Flow may not be comparable to similarly titled measures reported by other companies. Operating Cash Flow should be viewed together with cash flows measured in accordance with generally accepted accounting principles. For information concerning such cash flows, see the statements of cash flows included in the accompanying financial statements.

     Revenue increased $144,529,000 or 35% and $208,558,000 or 100% during 1997 and 1996, respectively, as compared to the corresponding prior year. The 1997 increase represents the net effect of a $161,346,000 or 46% increase in programming and equipment rental revenue and a $16,817,000 or 26% decrease in installation revenue. The increase in programming and equipment rental revenue is primarily the result of an increase in the number of Authorized Units. Additionally, TSAT's average monthly programming and equipment rental revenue per Authorized Unit increased from $44 ($50 per customer) during 1996 to $48 ($55 per customer) during 1997. Such increase was primarily the result of rate increases implemented in May 1997 as well as an increase in the average monthly revenue derived from pay-per-view services. The decrease in installation revenue is primarily attributable to a reduction in 1997 in the number of installations performed and a decrease from $127 during 1996 to $112 during 1997 in the average installation revenue derived from each Authorized Unit installed.

     Exclusive of installation revenue, the Company's average monthly revenue per Authorized Unit was $44 ($50 per customer) and $41 ($47 per customer) during 1996 and 1995, respectively. The 7% increase from 1995 to 1996 in the average monthly revenue per Authorized Unit was primarily a result of the positive effects of (i) an increase in revenue derived from premium and pay-per-view services, and (ii) a March 1995 increase in the monthly equipment rental fee. Such positive effects more than offset the effects of a 1996 promotional campaign that provided certain new customers with one month of free service.
The average installation revenue from each Authorized Unit installed was $127 and $161 during 1996 and 1995, respectively. The decrease from 1995 to 1996 is primarily attributable to certain promotional campaigns that were in effect during 1996.

     PRIMESTAR Partners provides programming services to the Company and the other authorized Distributors in exchange for a fee based upon the number of Authorized Units receiving programming services. PRIMESTAR Partners also arranges for satellite capacity and uplink services, and provides national marketing and administrative support services, in exchange for a separate authorization fee from each Distributor, including the Company, based on each such Distributor's total number of Authorized Units. The aggregate charges for such services increased $70,876,000 or 38% and $110,474,000 or 141% during 1997 and 1996, respectively, as compared to the corresponding prior year. The average aggregate monthly amount per Authorized Unit charged by PRIMESTAR Partners was $24, $23 and $24 ($28, $27 and $27 per customer) during 1997, 1996 and 1995, respectively.

     Other operating expenses, which are primarily comprised of amounts related to customer fulfillment activities, decreased $4,554,000 or 16% and increased $10,746,000 or 60% during 1997 and 1996, respectively, as compared to the corresponding prior year. The 1997 decrease is primarily attributable to the fact that TSAT's other operating costs and expenses for the year ended December 31, 1996 included $9,292,000 of installation fees paid to TCIC that were not capitalized. Other operating costs and expenses for the year ended December 31, 1997 do not include a similar amount since TSAT has capitalized the full amount of installation fees paid to TCIC since the Distribution Date for installations associated with customers who have elected to lease satellite reception equipment. As described above, the charges for installation and other customer fulfillment services provided by TCIC through December 31, 1997 were made pursuant to the Fulfillment Agreement since January 1, 1997.

     Selling, general and administrative ("SG&A") expenses increased $4,697,000 or 2% and $75,053,000 or 64% during 1997 and 1996, respectively, as compared to the corresponding prior year. Selling and regional marketing expenses include sales commissions, marketing and advertising expenses, and costs associated with the operation of the National Call Center and five regional sales offices. The decrease in SG&A expenses as a percentage of revenue in 1997 is primarily attributable to (i) lower sales commissions due to a 15% decrease in installations in 1997 as compared to 1996, and (ii) the relatively fixed nature of certain components of TSAT's selling, general and administrative expenses.

  SG&A expenses during the year ended December 31, 1997 include $11,579,000 that was charged to TSAT by TCIC pursuant to the Transition Services Agreement, $4,901,000 for certain telephony services, and $12,173,000 for the use of TCIC's Boise Call Center to respond to calls that exceed the capacity of TSAT's National Call Center. Through the Distribution Date, general and administrative allocations from TCIC (including telephony services) were based upon the estimated cost of such services provided to TSAT. The amounts charged to TSAT pursuant to the Transition Services Agreement are in excess of the amounts that would have been allocated by TCIC to TSAT under the arrangement that was in effect through the Distribution Date. If the Transition Services Agreement had been effective as of January 1, 1996, selling, general and administrative expenses would have been approximately $198,200,000 for the year ended December 31, 1996.

  As part of the compensation paid to the Company's four master sales agents, the Company pays certain residual sales commissions equal to a percentage of the programming collected from subscribers installed by such master sales agents during specified periods following the initiation of service (generally five years). During the years ended December 31, 1997, 1996 and 1995, residual payments to such master sales agents aggregated $15,364,000, $11,848,000 and $2,178,000, respectively and were charged to expense as incurred.

  Depreciation expense increased $52,287,000 or 27% and $135,867,000 or 245% during 1997 and 1996, respectively, as compared to the corresponding prior year. The 1997 increase is primarily the result of an increase in TSAT's depreciable assets due to capital expenditures. Changes in the Company's depreciation policies also contributed to the increase. Effective October 1, 1996, TSAT changed the method used to depreciate its subscriber installation costs, and reduced the estimated useful life of certain satellite reception equipment. The inception-to-date effect on depreciation expense of the change in depreciation method aggregated $55,304,000, and was recorded during the fourth quarter of 1996. The effect of the reduction in estimated useful life was accounted for on a prospective basis.

     TSAT incurred interest expense of $47,992,000 during the year ended December 31, 1997. Substantially all of such interest was attributable to the December 31, 1996 completion of the Bank Credit Facility and the February 1997 issuance of the Notes. TSAT expects that it will continue to incur significant levels of interest expense in future periods.

     The Company's 20.86% share of PRIMESTAR Partners' net losses increased $17,198,000 and decreased $5,694,000 during 1997 and 1996, respectively, as compared to the corresponding prior year periods. The 1997 increase is primarily attributable to increases in PRIMESTAR Partners' interest expense and operating loss. The increase in interest expense is attributable to interest incurred on borrowings under the PRIMESTAR Credit Facility that were used to fund the construction of Tempo DBS-2. Prior to the January 1, 1997 determination that construction of Tempo DBS-2 was substantially complete, interest incurred on the applicable borrowings under the PRIMESTAR Credit Facility had been capitalized. The increase in PRIMESTAR Partners' operating loss occurred primarily because the increase in PRIMESTAR Partners' revenue did not fully offset increases in selling, marketing and certain other expenses. The 1996 decrease is primarily attributable to a significant increase in the revenue derived by PRIMESTAR Partners from the Company and the other Distributors of the PRIMESTAR(R) service.

     TSAT recognized no income tax benefit during the year ended December 31, 1997 and an income tax benefit of $45,937,000 and $21,858,000 during 1996 and 1995, respectively. TSAT's income tax benefits for the years ended December 31, 1996 and 1995 include intercompany allocations from TCI of current income tax benefits of $70,645,000 and $36,530,000, respectively. As a result of the Distribution, TSAT is no longer a part of the TCI consolidated tax group, and accordingly, is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at December 31, 1997 and 1996. Additionally, during the first several years following the Distribution, TSAT believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis. In connection with the Distribution, TSAT became a party to the Tax Sharing Agreement that currently exists among TCI, TCIC and certain other subsidiaries of TCI.

Recent Accounting Pronouncements
--------------------------------

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement No. 130"). Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 establishes standards for the manner in which business enterprises are to report information about operating segments in its annual financial statements and requires those enterprises to report selected information regarding operating segments in interim financial reports issued to shareholders. Statement No. 131 is effective for fiscal years beginning after December 15, 1997.

     The Company does not expect either Statement No. 130 or Statement No. 131 to have a significant effect on its operating results.

Liquidity and Capital Resources
-------------------------------

     As described above, TSAT has entered into binding agreements with respect to the Restructuring Transaction, the TSAT Merger and the ASkyB Transaction. Upon consummation of the Restructuring Transaction, the Company will become a holding company whose assets and liabilities will be comprised primarily of (i) its ownership interest in New PRIMESTAR and (ii) the Tempo Satellites and related liabilities and licenses. As TSAT will have an approximate 36% ownership interest in New PRIMESTAR, TSAT will account for such investment using the equity method of accounting, and TSAT will have no access to the cash flows of New PRIMESTAR.

     New PRIMESTAR will be a significantly larger entity than TSAT and will have significant financial obligations. In this regard, New PRIMESTAR will incur significant indebtedness in connection with the Restructuring Transaction and will issue approximately $600 million liquidation value of preferred stock and approximately $516 million principal amount of subordinated convertible notes in connection with the ASkyB Transaction. The debt to be assumed by New PRIMESTAR in connection with the Restructuring Transaction will include the Notes, any amounts outstanding under the Bank Credit Facility and certain debt of the Non-TSAT Parties. New PRIMESTAR intends to obtain bridge financing in connection with the consummation of the Restructuring Transaction. New PRIMESTAR intends to use the proceeds from such bridge financing to repay the debt assumed from the Non-TSAT Parties and to pay amounts due at closing. In addition to the foregoing obligations, New PRIMESTAR will be responsible for payments due under the GE-2 Agreement and various other commitments and contingent liabilities associated with the businesses and assets that will comprise New PRIMESTAR following consummation of the Roll-up Plan (or any part thereof) and the ASkyB Transaction. New PRIMESTAR will also require significant capital in order to fund its business strategies, including the development of a high-power DBS service, and any possible migration of some or all of the existing medium-power PRIMESTAR(R) customers to such high-power service. No assurance can be given that the Roll-up Plan (or any part thereof) and the ASkyB Transaction will be consummated or that, if consummated, New PRIMESTAR will be able to obtain sufficient financial resources in order to satisfy its short-term and long-term liquidity requirements. The following discussion focuses on the liquidity and capital resources of TSAT as a stand-alone entity without giving effect to any part of the pending Roll-up Plan or the ASkyB Transaction.

     Prior to the Distribution, the Company relied upon non-interest bearing advances from TCI in order to fund the majority of the Company's working capital requirements and capital expenditures. During the years ended December 31, 1996 and 1995, such advances aggregated $250,189,000 and $397,529,000, respectively. On the Distribution Date, the Company issued the Company Note to TCIC and TCIC agreed to provide the Company with financing pursuant to a credit facility (the "TCIC Credit Facility") that provided for TCIC's commitment to make revolving loans to the Company (the "TCIC Revolving Loans") and the Company's obligations with respect to the TCIC Revolving Loans and the Company Note, including the Company's best efforts obligations to refinance the TCIC Credit Facility. On December 31, 1996, the Company entered into the Bank Credit Facility and used proceeds therefrom to repay the Company Note in full. In connection with the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, borrowing availability pursuant to the TCIC Credit Facility was terminated. Accordingly, TCI is not expected to be a source of financing for the Company in future periods.

     On February 20, 1997, the Company issued the 10-7/8% Senior Subordinated Notes due 2007 having an aggregate principal amount at maturity of $200,000,000 and the 12-1/4% Senior Subordinated Discount Notes due 2007 having an aggregate principal amount at maturity of $275,000,000. The net proceeds from the issuance of the Notes (approximately $340,500,000 after deducting offering expenses) were initially held in escrow and were subsequently released to the Company on March 17, 1997. The Company initially used $244,404,000 of such net proceeds to repay amounts outstanding under the Bank Credit Facility and used the remaining net proceeds to fund capital expenditures and operations and to provide for working capital and for other general corporate purposes. The Notes were not originally registered under the Securities Act. On February 17, 1998, TSAT filed a registration statement, which registration statement was declared effective by the SEC on such date, with respect to an offer to exchange the Notes for substantially identical notes that are registered under the Securities Act. The Exchange Offer commenced on February 27, 1998 and expires on March 30, 1998, unless extended.

     Cash interest on the Senior Subordinated Notes is payable semi-annually in arrears on February 15 and August 15. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter cash interest will accrue at a rate of 12-1/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2002, provided however, that at any time prior to February 15, 2002, the Company may make a Cash Interest Election (as defined) on any interest payment date to commence the accrual of cash interest from and after the Cash Election Date (as defined). The Notes will be redeemable at the option of the Company, in whole or in part, at any time after February 15, 2002 at specified redemption prices. In addition, prior to February 15, 2000, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Notes at specified redemption prices.

     At December 31, 1997, the Company's aggregate borrowings under the Bank Credit Facility were $48,000,000. As a result of the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, the available commitments under the Bank Credit Facility were increased from $350,000,000 to $750,000,000. At December 31, 1997, $672,000,000
of such maximum commitments was unused and the remaining $30,000,000 in commitments was used to support an aggregate $30,000,000 of standby letters of credit issued for the account of TSAT. The availability of such commitments is subject to the Company's compliance with operating and financial covenants and other customary conditions. Commencing March 31, 2001, aggregate commitments under the Bank Credit Facility will be reduced quarterly in accordance with a schedule, until final maturity at June 30, 2005.

     During the years ended December 31, 1997, 1996 and 1995, the Company's operating activities provided cash of $91,637,000, $115,201,000, and $64,193,000 respectively. Most of the cash provided by the Company's operating activities during 1996 and 1995 is attributable to the intercompany allocation of current income tax benefits from TCI, and to changes in the Company's receivables, prepaids, accruals and payables and subscriber advance payments ("Operating Assets and Liabilities"). As described above, during the first several years following the Distribution, the Company believes that it will not be in a position to realize income tax benefits on a current basis. In addition, the timing and amount of changes in the balances of the Company's Operating Assets and Liabilities are subject to a variety of factors, certain of which are outside of the control of, or not easily predicted by, the Company. Exclusive of the effects of intercompany allocations of current income tax benefits, and changes in the Company's Operating Assets and Liabilities, the Company's operating activities provided (used) cash of $8,378,000 and $(4,007,000) during the years ended December 31, 1996 and 1995, respectively. For the first several years following the Distribution, the Company believes that its operating activities will represent a reliable source of liquidity only to the extent that the Company is able to generate Operating Cash Flow.

     During the years ended December 31, 1997, 1996 and 1995, the Company used cash of $5,448,000, $74,785,000 and $104,128,000, respectively, to fund the cost of constructing the Company Satellites and $227,327,000, $326,621,000, and $442,782,000, respectively, to fund (i) the acquisition and installation of satellite reception equipment, and (ii) certain other capital expenditures. Based upon current business plans, the Company estimates that its aggregate capital expenditures will range from $250,000,00 to $280,000,000 for its medium power satellite business during the year ended December 31, 1998. The Company expects that the majority of such estimated capital expenditures will be used to fund the acquisition and installation of satellite reception equipment. The actual amount of capital to be required will be primarily a function of (i) subscriber growth and churn rates, and (ii) the actual cost of purchasing and installing satellite reception equipment. Accordingly, no assurance can be given that the Company's actual capital expenditures during the year ended December 31, 1998 will not exceed the estimated capital expenditures set forth above.

     TSAT currently intends to operate Tempo DBS-1 as a platform to provide high-power digital video and audio programming services to residential customers, as well as multiple dwelling units, commercial customers and resellers. TSAT presently is unable to reasonably estimate the amount of capital expenditures that would be required in connection with any high-power strategy that might be pursued by TSAT. As discussed above, TSAT's capital expenditure requirements would be significantly impacted by the consummation of the Roll-up Plan (or any part thereof) and the ASkyB Transaction. In addition, TSAT's capital expenditure requirements would be impacted if TSAT were to complete any significant acquisitions or enter into any other significant business activities.

     At December 31, 1997, the Company's future minimum commitments to purchase satellite reception equipment aggregated approximately $30,000,000.

     In connection with the Distribution, the Company entered into an Indemnification Agreement with each of TCIC and TCI UA 1, Inc. ("TCI UA 1"), an indirect subsidiary of TCIC, (collectively, the "Indemnification Agreements"). The Indemnification Agreement with TCIC provides for the Company to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCIC to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement. The drawable amount of such letter of credit is $25,000,000. The Indemnification Agreement with TCI UA 1 provides for the Company to reimburse TCI UA 1 for any amounts drawn under the TCI UA 1 Letter of Credit, which supports the PRIMESTAR Credit Facility. At December 31, 1997, the drawable amount of the TCI UA 1 Letter of Credit was $141,250,000.

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

     During 1997, two additional irrevocable transferable letters of credit were issued pursuant to the Bank Credit Facility for the account of TSAT, one to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement, and the second to support the PRIMESTAR Credit Facility. The initial drawable amount of the first letter of credit is $25,000,000, increasing to $50,000,000 if PRIMESTAR Partners exercises the End-Of-Life Option, and the initial drawable amount of the second letter of credit is $5,000,000.

     The amounts advanced by PRIMESTAR Partners to the Company to fund the cost of constructing the Tempo Satellites ($463,133,000 at December 31, 1997) have been financed by PRIMESTAR Partners' borrowings under the PRIMESTAR Credit Facility, which is in turn supported by letters of credit arranged for by affiliates of all but one of the partners of PRIMESTAR Partners. At December 31, 1997, PRIMESTAR Partners' indebtedness under the PRIMESTAR Credit Facility aggregated $565,000,000, including amounts borrowed to pay interest charges. The PRIMESTAR Credit Facility matures on September 30, 1998 and the Company and PRIMESTAR Partners are currently evaluating long-term refinancing alternatives with respect to the Tempo Satellites. No assurance can be given that the Company and PRIMESTAR Partners will be successful in obtaining long-term financing for the Tempo Satellites.

     TCI has agreed to cause TCI UA 1 to renew the letter of credit arranged by it on the Company's behalf, through June 30, 1999. The Company believes (but cannot assure) that during such period the Company and/or PRIMESTAR Partners will be able to obtain permanent financing for the Tempo Satellites (to the extent not sold to a person other than PRIMESTAR Partners) on a basis that does not require the Company to post a letter of credit with respect thereto. If such permanent financing is not available, under certain maintenance covenants contained in the Bank Credit Facility, the Company would be unable to provide or arrange for such a letter of credit unless (i) the lenders under the Bank Credit Facility were to agree to amend or waive such covenants to permit the posting of such letter of credit by the Company, (ii) TCI were to agree to renew the TCI UA 1 Letter of Credit for an additional period, or (iii) the Company were to achieve a greater than anticipated increase in Operating Cash Flow. If the Company and/or PRIMESTAR Partners are unable to refinance the Tempo Satellites (to the extent not sold to a person other than PRIMESTAR Partners) without a letter of credit and are unable to post (or arrange for the posting of) such a letter of credit, the Company could be adversely affected.

     At December 31, 1997, approximately 9,496,000 shares of Series A Common Stock were reserved for issuance pursuant to certain option and restricted stock agreements, and certain arrangements with TCIC.

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

     The International Bureau of the FCC has granted EchoStar a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2, the medium power satellite now used to provide the PRIMESTAR(R) service. Contrary to previous FCC policy, which would have permitted operation of a satellite at the 83 degrees W.L. orbital position at a power level of only 60 to 90 watts (subject to coordination requirements) EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal from GE-2 by subscribers to the PRIMESTAR(R) medium power service.

     GE Americom and PRIMESTAR Partners have each requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83 degrees W.L. These requests, which were opposed by EchoStar and others, currently are pending at the International Bureau. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference. Accordingly, the ultimate outcome of this matter cannot presently be predicted.

     GE Americom and PRIMESTAR Partners have attempted to resolve potential coordination problems directly with EchoStar. It is uncertain whether any agreement in respect of such coordination between PRIMESTAR Partners and EchoStar will be reached, or that if such agreement is reached that coordination will resolve such interference.

     ResNet Communications, LLC ("ResNet LLC"), a limited liability corporation owned 95.01% by ResNet Communications, Inc. and 4.99% by a subsidiary of TSAT, has agreed to purchase from TSAT, at a price that approximates TSAT's cost, up to $40,000,000 in satellite reception equipment over a five-year period (subject to a one-year extension at the option of ResNet LLC if ResNet LLC has not purchased the full $40,000,000 in equipment during the five-year initial term). TSAT also agreed to make a subordinated convertible term loan to ResNet LLC, in the principal amount of $34,604,000, the proceeds of which can be used only to purchase such equipment from TSAT. The term of the loan is five years with an option by ResNet LLC to extend the term for one additional year. The total principal and accrued and unpaid interest under the loan is convertible over a four-year period into ownership interests in ResNet LLC, representing 32% of the total ownership interests in ResNet LLC. TSAT's only recourse with respect to repayment of the loan is conversion into ownership interests in ResNet LLC stock or warrants. Under current interpretations of the FCC rules and regulations related to restrictions on the provision of cable and satellite master antenna television services (ResNet LLC's business) in certain areas, TSAT could be prohibited from holding 5% or more of the ownership interests in ResNet LLC and consequently could not exercise the conversion rights under the convertible loan agreement. TSAT is required to convert the convertible loan at such time as conversion would not violate such currently applicable regulatory restrictions. As of December 31, 1997, ResNet had purchased $5,319,000 in equipment from TSAT for cash.

     The Company believes that borrowing availability pursuant to the Bank Credit Facility and any funds generated by the Company's operating activities will be sufficient through December 31, 1998, to fund the Company's working capital, debt service and currently projected capital expenditure requirements associated with its medium power satellite distribution business. However, to the extent that the Company (i) funds all or any significant portion of the cost of the Tempo Satellites, (ii) pursues a strategy with respect to the high power segment of the digital satellite industry, (iii) completes any significant acquisitions, (iv) enters into any other business activities, other than its existing medium power satellite distribution business, (v) is required to perform under the Indemnification Agreements or is required to meet other significant future liquidity requirements in addition to those described above, the Company anticipates that it would be required to obtain additional debt or equity financing. No assurance can be given, however, that the Company would be able to obtain additional financing on terms acceptable to it, or at all.

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

     During the year ended December 31, 1997, the Company began a process to identify and address issues surrounding the Year 2000 and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the Company's operating and financial systems or the systems used by companies with whom TSAT conducts business will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As the Company has not completed its initial assessment of the impact the Year 2000 may have on its computer operations, management can not estimate the costs associated with ensuring the Company's systems are Year 2000 compliant. Although the Company is in the initial phases of determining the impact of the Year 2000, management anticipates completion of the project by January 1999, allowing adequate time for testing. However, there can be no assurance that the Company's systems nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

     The financial statements of the Company are filed under this item beginning on page II-19.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

         None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
TCI Satellite Entertainment, Inc.:


     We have audited the accompanying balance sheets of TCI Satellite Entertainment, Inc., (as defined in note 1) as of December 31, 1997 and 1996 and the related statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TCI Satellite Entertainment, Inc., as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP

Denver, Colorado
March 6, 1998

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                                 Balance Sheets

                           December 31, 1997 and 1996


                                                                         1997                 1996
                                                                  -------------------  -------------------
                                                                            amounts in thousands
Assets
------
Cash and cash equivalents                                                  $    6,084                6,560

Accounts receivable                                                            40,386               24,731
Less allowance for doubtful accounts                                            5,307                4,666
                                                                           ----------            ---------
                                                                               35,079               20,065
                                                                           ----------            ---------

Prepaid expenses                                                                1,262                  927

Investment in, and related advances to, PRIMESTAR Partners
 L.P., ("PRIMESTAR Partners") (note 7)                                         11,093               32,240


Property and equipment, at cost:
 Satellite reception equipment                                                674,387              595,249
 Subscriber installation costs                                                227,131              175,553
 Support equipment                                                             34,389               28,332
 Satellites (note 8)                                                          463,133              457,685
                                                                           ----------            ---------
                                                                            1,399,040            1,256,819
 Less accumulated depreciation                                                277,103              149,165
                                                                           ----------            ---------
                                                                            1,121,937            1,107,654
                                                                           ----------            ---------

Deferred financing costs and other assets, net of accumulated
 amortization                                                                  29,401               12,827
                                                                           ----------            ---------

                                                                           $1,204,856            1,180,273
                                                                           ==========            =========

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)


                           Balance Sheets, continued

                           December 31, 1997 and 1996


                                                                          1997                  1996
                                                                  --------------------  --------------------
                                                                             amounts in thousands
Liabilities and Stockholders' Equity
------------------------------------
Accounts payable                                                           $   50,755                18,860
Accrued charges from PRIMESTAR Partners (note 7)                               48,591                37,943
Accrued charges from TCI Communications, Inc. ("TCIC")                         14,225                 8,381
Accrued commissions                                                            10,435                   961
Accrued interest payable                                                        8,658                    70
Other accrued expenses                                                         24,386                14,536
Subscriber advance payments                                                    29,675                22,249
Due to PRIMESTAR Partners (note 8)                                            463,133               457,685
Debt (note 9)                                                                 418,729               247,230
                                                                           ----------             ---------

       Total liabilities                                                    1,068,587               807,915
                                                                           ----------             ---------


Stockholders' Equity:
 Preferred stock, $.01 par value;
     authorized 5,000,000; none issued                                             --                    --
 Series A common stock, $1 par value; authorized 185,000,000;
     issued 58,239,136 in 1997 and 57,946,044 in 1996                          58,239                57,946
 Series B common stock, $1 par value; authorized 10,000,000
     shares; issued 8,465,324 in 1997 and 8,466,564 in 1996                     8,465                 8,467
 Additional paid-in capital                                                   523,685               521,724
 Accumulated deficit                                                         (454,120)             (215,779)
                                                                           ----------             ---------

       Total stockholders' equity                                             136,269               372,358
                                                                           ----------             ---------

Commitments and contingencies
 (notes 8 and 13)
                                                                           $1,204,856             1,180,273
                                                                           ==========             =========


See accompanying notes to financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                            Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                                            1997                1996                1995
                                                     ------------------  ------------------  ------------------
                                                                        amounts in thousands
Revenue:
 Programming and equipment rental                            $ 512,894             351,548             133,688
 Installation                                                   49,096              65,913              75,215
                                                             ---------            --------             -------
                                                               561,990             417,461             208,903
                                                             ---------            --------             -------
Operating costs and expenses:
 Charges from PRIMESTAR Partners (note 7):
   Programming                                                 175,418             124,074              53,006
   Satellite, marketing and distribution                        84,182              64,650              25,244
 Other operating (note 12)                                      23,992              28,546              17,800
 Selling, general and administrative (note 12)                 198,263             193,566             117,166
 Stock compensation                                              8,092                (446)                901
 Depreciation (note 4)                                         243,642             191,355              55,488
                                                             ---------            --------             -------
                                                               733,589             601,745             269,605
                                                             ---------            --------             -------

       Operating loss                                         (171,599)           (184,284)            (60,702)
                                                             ---------            --------             -------

Other income (expense):
 Interest expense                                              (47,992)             (2,023)                 --
 Interest income                                                 2,519               2,648                 306
 Share of losses of PRIMESTAR
   Partners (note 7)                                           (20,473)             (3,275)             (8,969)
 Other, net                                                       (796)                993                  --
                                                             ---------            --------             -------
                                                               (66,742)             (1,657)             (8,663)
                                                             ---------            --------             -------

       Loss before income taxes                               (238,341)           (185,941)            (69,365)

Income tax benefit (note 11)                                        --              45,937              21,858
                                                             ---------            --------             -------

       Net loss                                              $(238,341)           (140,004)            (47,507)
                                                             =========            ========             =======

Basic and diluted loss per common share (note 5)                $(3.58)              (2.11)               (.72)
                                                             =========            ========             =======



See accompanying notes to financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)


                              Statements of Equity

                  Years ended December 31, 1997, 1996 and 1995


                                                            Common Stock        Additional               Due to
                                                       -----------------------    paid-in   Accumulated  --------    Total
                                                         Series A    Series B     capital     deficit   ("TCIC")   equity
                                                       ------------  ---------  -----------  ---------  --------  ---------
                                                                                 amounts in thousands
Balance at January 1, 1995                             $         --        --            --   (28,268)  148,794    120,526
 Net loss                                                        --        --            --   (47,507)       --    (47,507)
 Allocation of TCIC expenses                                     --        --            --        --    23,733     23,733
 Allocation of TCIC installation costs                           --        --            --        --    57,058     57,058
 Intercompany income tax allocation                              --        --            --        --   (36,530)   (36,530)
 Recognition of deferred tax assets in connection
  with intercompany transfer of certain property and
  equipment                                                      --        --            --        --    12,136     12,136
 Net cash transfers from TCIC                                    --        --            --        --   354,168    354,168
                                                            -------  --------   -----------  --------   -------   --------
Balance at December 31, 1995                                     --        --            --   (75,775)  559,359    483,584
 Net loss                                                        --        --            --  (140,004)       --   (140,004)
 Allocation of TCIC expenses                                     --        --            --        --    38,485     38,485
 Allocation of TCIC installation costs                           --        --            --        --    53,169     53,169
 Intercompany income tax allocation                              --        --            --        --   (70,645)   (70,645)
 Net cash transfers from TCIC                                    --        --            --        --   228,622    228,622
 Recognition of deferred tax assets upon transfer of
  PRIMESTAR Partners investment in connection with
  Distribution (note 11)                                         --        --            --        --    29,142     29,142
 Adjustment to reflect consummation of Distribution
  (note 3)                                                   57,941     8,467       521,724        --  (838,132)  (250,000)
 Issuance of Series A Common Stock upon conversion
  of notes of Tele-Communications, Inc. (note 10)                 5        --            --        --        --          5
                                                            -------  --------   -----------  --------   -------   --------
Balance at December 31, 1996                                 57,946     8,467       521,724  (215,779)       --    372,358
 Net loss                                                        --        --            --  (238,341)       --   (238,341)
 Recognition of stock compensation related to stock
  options and restricted stock awards                            --        --         1,781        --        --      1,781
 Issuance of Series A Common Stock related to
  restricted stock awards                                        33        --           180        --        --        213
 Issuance of Series A Common Stock upon conversion
  of convertible securities of Tele-Communications,
  Inc. (note 10)                                                258        --            --        --        --        258
 Conversion of Series B to Series A                               2        (2)           --        --        --         --
                                                            -------  --------   -----------  --------   -------   --------
Balance at December 31, 1997                                $58,239     8,465       523,685  (454,120)       --    136,269
                                                            =======  ========   ===========  ========   =======   ========

See accompanying notes to financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statement

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                                                         1997               1996               1995
                                                                   -----------------  -----------------  ----------------
                                                                                    amounts in thousands
                                                                                        (see note 6)
Cash flows from operating activities:
 Net loss                                                                 $(238,341)          (140,004)          (47,507)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Depreciation                                                           243,642            191,355            55,488
     Share of losses of PRIMESTAR Partners                                   20,473              3,275             8,969
     Accretion of debt discount                                              16,719                 --                --
     Stock compensation                                                       8,092               (446)              901
     Deferred income tax expense                                                 --             24,708            14,672
     Other non-cash charges (credits)                                         6,919               (311)              901
     Changes in operating assets and liabilities:
        Change in receivables                                               (15,014)             4,364           (21,859)
        Change in prepaids                                                     (335)              (841)              (86)
        Change in accruals and payables                                      42,056             24,096            41,234
        Change in subscriber advance payments                                 7,426              9,005            11,480
                                                                          ---------           --------          --------
          Net cash provided by operating activities                          91,637            115,201            64,193
                                                                          ---------           --------          --------

Cash flows from investing activities:
 Capital expended for property and equipment                               (227,327)          (326,621)         (442,782)
 Capital expended for construction of satellites                             (5,448)           (74,785)         (104,128)
 Additional investments in, and related advances to, PRIMESTAR
  Partners                                                                   (7,073)           (17,552)          (17,139)
 Repayments of advances to PRIMESTAR Partners                                 7,815                 --                --
 Other investing activities                                                  (1,581)            (5,458)               --
                                                                          ---------           --------          --------
   Net cash used in investing activities                                   (233,614)          (424,416)         (564,049)
                                                                          ---------           --------          --------

Cash flows from financing activities:
 Borrowings of debt                                                         498,061            259,000                --
 Repayments of debt                                                        (344,699)          (263,000)               --
 Payment of deferred financing costs                                        (17,780)            (7,000)               --
 Increase in due to PRIMESTAR Partners                                        5,448             74,785           104,128
 Proceeds from issuance of common stock                                         471                 --                --
 Increase in due to TCIC                                                         --            250,189           397,529
                                                                          ---------           --------          --------
   Net cash provided by financing activities                                141,501            313,974           501,657
                                                                          ---------           --------          --------

   Net increase (decrease) in cash and cash equivalents                        (476)             4,759             1,801

   Cash and cash equivalents:
         Beginning of year                                                    6,560              1,801                --
                                                                          ---------           --------          --------

         End of year                                                      $   6,084              6,560             1,801
                                                                          =========           ========          ========

See accompanying notes to financial statements.

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

                       December 31, 1997, 1996 and 1995

(1)  Basis of Presentation
     ---------------------

     The accompanying financial statements of TCI Satellite Entertainment, Inc. ("TSEI") include the historical financial information of (i) certain satellite television assets (collectively, "TCI SATCO") of TCIC, a subsidiary of Tele-Communications, Inc. ("TCI") for periods prior to the December 4, 1996 consummation of the distribution transaction (the "Distribution") described in note 3, and (ii) TSEI and its consolidated subsidiaries for the period following such date. Upon consummation of the Distribution, TSEI became the owner of the assets that comprise TCI SATCO, which assets include (i) a 100% ownership interest in the TCIC business that distributed the PRIMESTAR(R) programming service to subscribers within specified areas of the continental United States, (ii) a 100% ownership interest in Tempo Satellite, Inc. ("Tempo"), and (iii) a 20.86% aggregate ownership interest in PRIMESTAR Partners, which owns and operates the PRIMESTAR(R) service. PRIMESTAR Partners was formed as a limited partnership in 1990 by subsidiaries of TCIC, subsidiaries of several other cable operators, and a subsidiary of General Electric Company. PRIMESTAR Partners, among other things, transmits satellite entertainment services that are delivered to subscribers through TSEI and certain other authorized distributors.

     Tempo holds a permit (the "FCC Permit") issued by the Federal Communications Commission ("FCC") authorizing the construction of a direct broadcast satellite ("DBS") system. Tempo is also a party to a construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral"), pursuant to which Tempo arranged for the construction of two high power communications satellites (the "Tempo Satellites") and has an option to purchase up to three additional satellites.

     In the following text, "TSAT" and the "Company" may, as the context requires, refer to "TCI SATCO" (prior to the completion of the Distribution), TSEI and its consolidated subsidiaries (subsequent to the completion of the Distribution) or both. Additionally, unless the context indicates otherwise, references to "TCI" and "TCIC" herein are to TCI and TCIC and their respective consolidated subsidiaries (other than the Company).

     All significant inter-entity and intercompany transactions have been eliminated.

(2)  Proposed Transactions
     ---------------------

     On March 6, 1998, the TSAT stockholders voted to approve a proposal to adopt the provisions of certain agreements and the transactions contemplated thereby as described below.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

 Restructuring Transaction

     Pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998, (the "Restructuring Agreement"), among TSAT, PRIMESTAR, Inc. ("New PRIMESTAR"), Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc. ("MediaOne"), US West Media Group, Inc. and GE American Communications, Inc. ("GE Americom"), and (ii) the Asset Transfer Agreement dated as of February 6, 1998, (the "TSAT Asset Transfer Agreement") between, TSAT and New PRIMESTAR, it is contemplated that a business combination (the "Restructuring Transaction") will be consummated whereby (a) TSAT will contribute and transfer to New PRIMESTAR (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (I) the capital stock of Tempo, (II) the consideration to be received by TSAT in the Restructuring Transaction and (III) the rights and obligations under certain agreements with New PRIMESTAR related to the Restructuring Transaction and (b) the business of PRIMESTAR Partners and the business of distributing the PRIMESTAR(R) programming service ("PRIMESTAR(R)") of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne will be consolidated into New PRIMESTAR.

     In connection with the TSAT Asset Transfer, at the closing, New PRIMESTAR will assume all of TSAT's indebtedness on such date, and TSAT will receive from New PRIMESTAR such number of shares of Class A Common Stock, $.01 par value per share, of New PRIMESTAR ("New PRIMESTAR Class A Common Stock") and Class B Common Stock, $.01 par value per share, of New PRIMESTAR ("New PRIMESTAR Class B Common Stock"), respectively, as equals the number of shares of Series A Common Stock of TSAT ("Series A Common Stock") and Series B Common Stock of TSAT ("Series B Common Stock"), respectively, issued and outstanding or deemed to be issued and outstanding on the closing date, in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement. TSAT will own approximately 36% of the outstanding shares of common equity of New PRIMESTAR at the closing of the Restructuring Transaction, representing approximately 37% of the combined voting power of such common equity.

     As a result of the TSAT Asset Transfer, TSAT will become a holding company, with no substantial assets or liabilities other than (i) 100% of the outstanding capital stock of Tempo, (ii) its ownership interest in New PRIMESTAR, and (iii) its rights and obligations under certain agreements with New PRIMESTAR. The respective obligations of the parties to the Restructuring Agreement to consummate the Restructuring Transaction are subject to the satisfaction or waiver of a number of conditions.
                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     The TSAT Asset Transfer will be recorded at TSAT's historical cost due to the fact that New PRIMESTAR is a wholly-owned subsidiary of TSAT. The remaining elements of the Restructuring Transaction, as set forth above, will be treated as the acquisition by New PRIMESTAR of the (i) PRIMESTAR subscribers and certain related assets and liabilities and (ii) the partnership interest in PRIMESTAR Partners of the parties to the Restructuring Agreement other than TSAT (the "Non-TSAT Parties"), and such acquisition will be accounted for using the purchase method of accounting. The fair value of the consideration to be issued to the Non-TSAT Parties will be allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities. TSAT has been identified as the acquiror for accounting purposes and the predecessor for reporting purposes due to the fact that TSAT will own the largest interest in New PRIMESTAR immediately following consummation of the Restructuring Transaction.

 TSAT Merger

     Pursuant to an Agreement and Plan of Merger dated as of February 6, 1998 (the "TSAT Merger Agreement"), between TSAT and New PRIMESTAR, it is contemplated that, subsequent to the Restructuring Transaction, TSAT will be merged with and into New PRIMESTAR, with New PRIMESTAR as the surviving corporation (the "TSAT Merger"). In connection therewith (i) each outstanding share of Series A Common Stock will be converted into the right to receive one share of New PRIMESTAR Class A Common Stock, and (ii) each outstanding share of Series B Common Stock will be converted into the right to receive one share of New PRIMESTAR Class B Common Stock, subject to adjustment. Each share of New PRIMESTAR's Common Stock then held by TSAT will be canceled.

     The Restructuring Transaction (including the TSAT Asset Transfer) and the TSAT Merger are collectively referred to herein as the Roll-up Plan. It is anticipated that the Restructuring Transaction will be consummated prior to the anticipated closing date of the TSAT Merger. Consummation of the TSAT Merger is subject to regulatory approval and other conditions to closing set forth in the TSAT Merger Agreement. Accordingly, the TSAT Merger may not be consummated even if the Restructuring Transaction is consummated.

     The TSAT Merger will be treated as the acquisition of TSAT by New PRIMESTAR. Such acquisition will be accounted for at TSAT's historical cost since (i) the percentage of New PRIMESTAR owned by TSAT prior to consummation of the TSAT Merger will be approximately equal to the percentage of New PRIMESTAR to be owned by TSAT shareholders following consummation of the TSAT Merger and (ii) the TSAT Merger and the Restructuring Transaction are both part of the Roll-up Plan.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Acquisition of Certain Satellite Assets

     In a separate transaction (the "ASkyB Transaction"), pursuant to an asset acquisition agreement, dated as of June 11, 1997 among PRIMESTAR Partners, The News Corporations Limited ("News Corp."), MCI Telecommunications Corporation, the principal domestic operating subsidiary of MCI Communications corporation ("MCI"), American Sky Broadcasting LLC, a wholly-owned subsidiary of News Corp. ("ASkyB"), and for certain purposes only, each of the partners of PRIMESTAR Partners (collectively, the "Partners"), New PRIMESTAR will acquire from MCI two high-power communications satellites currently under construction, certain authorizations granted to MCI by the FCC to operate a direct broadcast satellite business at the 110 degrees West Longitude ("W.L.") orbital location using 28 transponder channels, and certain related contracts. In consideration, ASkyB will receive non-voting convertible securities of New PRIMESTAR, comprising, subject to closing adjustments, approximately $600 million liquidation value of non-voting convertible preferred stock, $.01 par value per share, of New PRIMESTAR (the "New PRIMESTAR Convertible Preferred Stock") (convertible into approximately 52 million shares of non-voting Series D Common Stock, $.01 par value per share, of New PRIMESTAR (the "New PRIMESTAR Class D Common Stock"), subject to adjustment) and approximately $516 million principal amount of convertible subordinated notes of New PRIMESTAR (the "New PRIMESTAR Convertible Subordinated Notes") (convertible into approximately 45 million shares of New PRIMESTAR Class D Common Stock).

     The New PRIMESTAR Convertible Subordinated Notes will be due and payable, and the New PRIMESTAR Convertible Preferred Stock will be mandatorily redeemable, on the tenth anniversary of the date of issuance. The New PRIMESTAR Convertible Preferred Stock will accrue cumulative dividends at the annual rate of 5% of the liquidation value of such shares and the New PRIMESTAR Convertible Subordinated Notes will have an interest rate of 5%. Dividends on the New PRIMESTAR Convertible Preferred Stock and interest on the New PRIMESTAR Convertible Subordinated Notes will be payable in cash or, at the option of New PRIMESTAR, in shares of the non-voting New PRIMESTAR Class D Common Stock, for a period of four years. Thereafter, all dividend and interest payments will be made solely in cash. Such convertible securities, and the shares of New PRIMESTAR Class D Common Stock to be issued to ASkyB or any of its affiliates upon conversion of such New PRIMESTAR Convertible Preferred Stock and New PRIMESTAR Convertible Subordinated Notes, or in payment of dividend or interest obligations thereunder, will be non-voting; however, shares of New PRIMESTAR Class D Common Stock will in turn automatically convert into shares of New PRIMESTAR Class A Common Stock, on a one-to-one basis, upon transfer to any person other than ASkyB, News Corp. or any of their respective affiliates.

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



                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

(3)  Distribution Transaction
     ------------------------

     General

     On December 4, 1996 (the "Distribution Date"), TCI distributed (the "Distribution") all the capital stock of the Company to the holders of Tele-Communications, Inc. Series A TCI Group Common Stock (the "Series A TCI Group Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock (the "Series B TCI Group Stock" and, together with the Series A TCI Group Stock, the "TCI Group Stock"). The Distribution did not involve the payment of any consideration by the holders of TCI Group Stock (such holders, the "TCI Group Stockholders"), and is intended to qualify as a tax-free spinoff. TCI Group Stockholders received one share of Series A Common Stock for each ten shares of Series A TCI Group Stock owned and one share of Series B Common Stock for each ten shares of Series B TCI Group Stock owned. Immediately following the Distribution, 57,941,044 shares of Series A Common Stock and 8,466,564 shares of Series B Common Stock were issued and outstanding.

     Subsequent to the Distribution, the Company and TCI have operated independently. For the purposes of governing certain of the ongoing relationships between the Company and TCI after the Distribution, and to provide mechanisms for an orderly transition, the Company and TCI entered into various agreements, including the "Reorganization Agreement" (see below), the "Fulfillment Agreement" and the "Transition Services Agreement" (see note 12), the "Indemnification Agreements" (see note 13), and an amendment to TCI's existing "Tax Sharing Agreement" (see note 11).

     Reorganization Agreement

     The Reorganization Agreement provided for, among other things, the transfer to the Company of the assets of TCI SATCO, and for the assumption by the Company of related liabilities. No consideration was payable by the Company for such transfers. The Reorganization Agreement also provides for certain cross-indemnities designed to make the Company financially responsible for all liabilities relating to the digital satellite business conducted by TCI prior to the Distribution, and makes TCI financially responsible for all potential liabilities of the Company which are not related to the digital satellite business, including, for example, liabilities arising as a result of the Company having been a subsidiary of TCI.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     Pursuant to the Reorganization Agreement, on the Distribution Date, the Company issued to TCIC a promissory note (the "Company Note"), in the principal amount of $250,000,000, representing a portion of the Company's intercompany balance owed to TCIC on such date. The remainder of the Company's intercompany balance owed to TCIC on the Distribution Date (other than certain advances made to the Company by TCIC in 1996 to fund certain construction and related costs associated with the Tempo Satellites, as described in note 8) was assumed by TCI in the form of a capital contribution to the Company. On December 31, 1996, the Company entered into a bank credit agreement (the "Bank Credit Facility") and used a portion of the borrowing availability thereunder to repay in full all principal and interest due to TCIC pursuant to the Company Note.

(4)  Changes in Accounting
     ---------------------

     During the fourth quarter of 1996, the Company changed its depreciation policy for subscriber installation costs. Such change was adopted effective October 1, 1996 and was treated as a change in accounting policy that was inseparable from a change in estimate. Accordingly, the cumulative effect of such change for periods prior to October 1, 1996, together with the fourth quarter 1996 effect of such change, was included in the Company's depreciation expense for the fourth quarter of 1996. Consequently, this change in policy resulted in increases to the Company's depreciation expense, net loss and net loss per share for the year ended December 31, 1996 of $55,304,000 ($8,754,000 of which relates to periods prior to January 1, 1996) $41,478,000 ($6,566,000 of which relates to periods prior to January 1, 1996) and $.62 ($.10 of which relates to periods prior to January 1, 1996), respectively.

     The Company also revised the estimated useful life of certain satellite reception equipment on a prospective basis as of October 1, 1996. Such change in estimate resulted in increases to the Company's depreciation expense, net loss and net loss per share for the year ended December 31, 1996 of $7,796,000, $5,847,000 and $.09, respectively.

(5)  Summary of Significant Accounting Policies
     ------------------------------------------

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

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 4 to 6 years (4 to 8 years through September 30, 1996) for satellite reception equipment and 3 to 10 years for support equipment. Subscriber installation costs are depreciated over the estimated average life of a subscriber (4 years). Any subscriber installation costs that have not been fully depreciated at the time service to a subscriber is terminated are charged to depreciation expense during the period in which such termination occurs. Upon acceptance by the Company of delivery of a satellite, the satellite is depreciated using the straight-line method over the estimated useful life of such satellite.

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

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     Deferred Financing Costs

     Deferred financing costs are amortized over the term of the related loan facility.

     Revenue Recognition

     Programming and equipment rental revenue is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. To date, direct selling costs have exceeded installation revenue.

     Marketing and Direct Selling Costs

     Marketing and direct selling costs are expensed as incurred. The excess cost of customer premises equipment over proceeds received upon sale of such equipment is recognized at the time of sale and is included in selling expense.

     Residual Sales Commissions

     Residual sales commissions, which become payable upon the collection of programming revenue from certain subscribers, are expensed during the period in which such commissions become payable.

     Stock Based Compensation

     The Company accounts for stock-based employee compensation using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25.

     Income Taxes

     TSAT accounts for its income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Loss Per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. Statement No. 128 is effective for annual and interim periods ending after December 15, 1997. As TSAT generated a net loss for each of the periods presented, potential common shares have not been included in the computation of EPS. Therefore, the adoption of Statement No. 128 had no impact on the calculation of TSAT's loss per common share.

     The loss per common share for the year ended December 31, 1997 is based on 66,658,000 weighted average shares outstanding during the period. TSAT issued 66,408,000 shares of Company Common Stock pursuant to the Distribution. The loss per share amounts set forth in the accompanying statements of operations assume that the shares issued pursuant to the Distribution were issued and outstanding since January 1, 1995. Accordingly, the calculation of the loss per share assumes weighted average shares outstanding of 66,408,000 for each of the years ended December 31, 1996 and 1995. Excluded from the computation of diluted EPS for the years ended December 31, 1997 and 1996 are options to acquire 7,894,000 and 591,000 weighted average shares of Series A Common Stock, respectively, because inclusion of such options would be anti-dilutive.

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

(6)  Supplemental Disclosures to Statements of Cash Flows
     ----------------------------------------------------

     Cash paid for interest was $20,224,000 and $1,946,000 during the years ended December 31, 1997 and 1996, respectively, and was not significant during the year ended December 31, 1995. Cash paid for income taxes was not material during the years ended December 31, 1997, 1996 and 1995.

     With the exception of certain non-cash transactions described in note 11, transactions effected through the intercompany account with TCIC for periods prior to the Distribution have been considered to be constructive cash receipts and payments for purposes of the accompanying statements of cash flows.

     The non-cash effects of the Distribution are set forth in the accompanying statements of equity.

     Accrued capital expenditures of $35,645,000 and $7,713,000 at December 31, 1997 and 1996, respectively, have been excluded from the accompanying statements of cash flows.
                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


(7)  Investment in PRIMESTAR Partners
     --------------------------------

     Summarized unaudited financial information for PRIMESTAR Partners is as follows:

                                                                  December 31,
                                                       ----------------------------------
                                                             1997              1996
                                                       ----------------  ----------------
                                                              amounts in thousands
Financial Position
------------------
Current assets                                                 $156,706           137,048
Property and equipment, net                                      21,221            18,131
Cost of satellites under construction                           547,627           525,746
Other assets, net                                                    96             7,348
                                                               --------           -------

   Total assets                                                $725,650           688,273
                                                               ========           =======

PRIMESTAR Credit Facility expected to be refinanced            $565,000           521,000
Other current liabilities                                       103,541            63,907
Other liabilities                                                 3,952             4,227
Partners' capital                                                53,157            99,139
                                                               --------           -------

   Total liabilities and partners' capital                     $725,650           688,273
                                                               ========           =======

                                                                      Years ended December 31,
                                                       -------------------------------------------------------
                                                             1997               1996               1995
                                                       -----------------  -----------------  -----------------
                                                                          amounts in thousands
Results of Operations
---------------------
Revenue                                                       $ 626,104            412,999            180,595

Operating, selling, general and administrative
 expenses                                                      (680,876)          (426,561)          (216,100)

Depreciation and amortization                                    (3,882)            (3,261)            (2,890)
                                                              ---------           --------           --------

   Operating loss                                               (58,654)           (16,823)           (38,395)

Interest expense                                                (17,836)              (737)                (8)
Other, net                                                        2,073              1,858             (3,634)
                                                              ---------           --------           --------

   Net loss                                                   $ (74,417)           (15,702)           (42,037)
                                                              =========           ========           ========

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

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     Under the PRIMESTAR Partners limited partnership agreement, as amended, the Company has agreed to fund its share of any capital contributions and/or loans to PRIMESTAR Partners that might be agreed upon from time to time by the partners of PRIMESTAR Partners. Additionally, those subsidiaries of TSAT that are general partners of PRIMESTAR Partners are liable as a matter of partnership law for all debts of PRIMESTAR Partners in the event the liabilities of PRIMESTAR Partners were to exceed its assets. PRIMESTAR Partners has contingent liabilities related to legal and other matters arising in the ordinary course of business. Management of PRIMESTAR Partners is unable at this time to assess the impact, if any, of such matters on PRIMESTAR Partners' results of operations, financial position, or cash flows.

(8)  Satellites
     -----------

     Tempo DBS System

     The Company, through Tempo, holds the FCC Permit authorizing construction of a high power DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119 degrees W.L. orbital position and 11 frequencies at the 166 degrees W.L. orbital position.

     Tempo is also a party to the Satellite Construction Agreement with Loral, pursuant to which Tempo has arranged for the construction of the Tempo Satellites at a fixed contract price of $487,159,500, and has an option to purchase up to three additional satellites.

     One of the Tempo Satellites ("Tempo DBS-1") was launched into geosynchronous orbit on March 8, 1997. Since the launch of Tempo DBS-1, Loral has notified TSAT of at least eight separate occurrences of power reductions on Tempo DBS-1. TSAT does not currently know the extent of such power reductions, and cannot confirm the precise causes thereof; however, such reductions could eventually affect the proposed operation of Tempo DBS-1, either alone or together with other events that may arise during the expected life of the satellite. As a result of such power reductions, in-orbit testing has been extended and Tempo DBS-1 has not yet been accepted. Pursuant to the Satellite Construction Agreement, Loral bears the risk of loss of the Tempo Satellites until Tempo accepts delivery of the Tempo Satellites. TSAT currently believes that Tempo DBS-1 may not fully comply with specifications, but has not yet determined the extent of any such non-compliance. Tempo and Loral are currently engaged in negotiations regarding this matter, including the timing, extent and methodology of any further tests to be conducted and the terms of any monetary settlement with respect to the satellite to which Tempo may be entitled under the Satellite Construction Agreement. Certain launch defects or damages affecting Tempo DBS-1 could cause a substantial monetary loss to TSAT or, following consummation of the TSAT Merger, New PRIMESTAR.

     Under the FCC Permit the time by which the Tempo Satellites must be operational expires in May 1998. TSAT believes that it has complied with the obligations for Tempo DBS-1 to become operational by such date, but there can be no assurance that the FCC would agree that such satellite is operational, and if an application for extension of the FCC Permit were required, there can be no assurance that such an extension would be granted by the FCC.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements



     Upon delivery of each of the Tempo Satellites, Tempo is obligated to make a $10 million incentive payment to Loral. Tempo is eligible to receive a pro rata warranty payback of each such incentive payment to the extent that transponder failures occur during the twelve-year period following delivery. Satellite incentive payments and any related warranty paybacks are treated as adjustments of the cost of the applicable Tempo Satellite.

     Tempo Option

     In February 1990, Tempo entered into an option agreement (the "Tempo Option Agreement") with PRIMESTAR Partners granting PRIMESTAR Partners the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit. Under the Tempo Option Agreement, upon the exercise of the Tempo Option, PRIMESTAR Partners was obligated to pay Tempo $1,000,000 (the "Exercise Fee") and to lease or purchase the entire capacity of the DBS system with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Option and certain related matters, Tempo and PRIMESTAR Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by PRIMESTAR Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by PRIMESTAR Partners to Tempo. The aggregate funding provided to Tempo by PRIMESTAR Partners ($463,133,000 at December 31, 1997) is reflected in "Due to PRIMESTAR Partners" in the accompanying balance sheets.

     During 1996, TCIC made intercompany advances ("Construction Advances") to the Company to fund the majority of the construction and related costs ("Construction Costs") associated with the Tempo Satellites. In connection with the Distribution, a determination was made that such 1996 advances would be repaid by the Company, to the extent (and only to the extent) that Tempo received corresponding advances from PRIMESTAR Partners. In December 1996, PRIMESTAR Partners advanced Tempo $73,786,000 as reimbursement for all of the 1996 Construction Costs. Tempo used the proceeds to repay the Construction Advances.

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

(9)    Debt
       ----


       The components of debt are as follows:

                                                                      December 31,
                                                          ------------------------------------
                                                                1997               1996
                                                          -----------------  -----------------
                                                                   amounts in thousands
        Bank Credit Facility (a)                              $ 48,000            246,000
        Senior Subordinated Notes (b)                          200,000                 --
        Senior Subordinated Discount Notes (b)                 168,781                 --
        Other                                                    1,948              1,230
                                                              --------            -------

                                                              $418,729            247,230
                                                              ========            =======

     (a) Aggregate commitments under the Bank Credit Facility at December 31, 1997 were $750,000,000. Commencing March 31, 2001, such aggregate commitments will be reduced quarterly in accordance with a schedule, until final maturity at June 30, 2005. At December 31, 1997, $672,000,000 of such maximum commitments was unused and $30,000,000 in commitments was used to support an aggregate $30,000,000 of standby letters of credit issued for the account of TSAT. The availability of the unused commitments is subject to the Company's compliance with operating and financial covenants and other customary conditions.

          Borrowings under the Bank Credit Facility bear interest at variable rates (7.19% at December 31, 1997). In addition, the Company is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the available commitments, payable quarterly in arrears and at maturity. Aggregate commitment fees during the year ended December 31, 1997 were not significant.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


          Borrowings under the Bank Credit Facility are guaranteed by TSAT's restricted subsidiaries (currently all of the Company's subsidiaries except Tempo) (the "Restricted Subsidiaries"), and secured by collateral assignments or other security interests in (i) all capital stock of certain of the Company's Restricted Subsidiaries and (ii) substantially all of the Company's assets (other than the Tempo Satellites). The Bank Credit Facility contains affirmative covenants regarding minimum subscribers, revenue per subscriber and debt service coverage, as well as negative covenants restricting, among other things, indebtedness, liens and other encumbrances, mergers or consolidation transactions, transactions with affiliates, investments, capital expenditures, and payments of dividends and other distributions.

     (b) On February 20, 1997, the Company issued 10-7/8% Senior Subordinated Notes due 2007 having an aggregate principal amount of $200,000,000 the ("Senior Subordinated Notes") and 12-1/4% Senior Subordinated Discount Notes due 2007 having an aggregate principal amount at maturity of $275,000,000 (the "Senior Subordinated Discount Notes", and together with the Senior Subordinated Notes, the "Notes"). The net proceeds from the issuance of the Notes (approximately $340,500,000 after deducting offering expenses) were initially held in escrow and were subsequently released to the Company on March 17, 1997.

          Cash interest on the Senior Subordinated Notes is payable semi-annually in arrears on February 15 and August 15. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter cash interest will accrue at a rate of 12-1/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2002, provided however, that at any time prior to February 15, 2002, the Company may make a Cash Interest Election (as defined) on any interest payment date to commence the accrual of cash interest from and after the Cash Election Date (as defined). The Notes will be redeemable at the option of the Company, in whole or in part, at any time after February 15, 2002 at specified redemption prices. In addition, prior to February 15, 2000, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Notes at specified redemption prices.

     The fair value of TSAT's debt is estimated based upon the quoted market prices for the same or similar issuances or on the current rates offered to TSAT for debt of the same remaining maturities. With the exception of the Notes which had an aggregate fair value of $396,698,000 at December 31, 1997, TSAT believes that the fair value and the carrying value of its debt were approximately equal at December 31, 1997.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     As of December 31, 1997, annual maturities of the Company's debt for each of the next five years were as follows (amounts in thousands):

               1998                     $667
               1999                      654
               2000                      627
               2001                       --
               2002                       --

(10)    Stockholders' Equity
        --------------------

        Common Stock

        The Series A Common Stock has one vote per share and the Series B Common Stock has ten votes per share. Each share of Series B Common Stock is convertible, at the option of the holder, into one share of Series A Common Stock.

        Preferred Stock

        TSAT is authorized to issue 5,000,000 shares of Preferred Stock. The Preferred Stock may be issued from time to time as determined by the Board of Directors, without stockholder approval. Such Preferred Stock may be issued in such series and with such designations, preferences, conversion or other rights, voting powers, qualifications, limitations, or restrictions as shall be stated or expressed in a resolution or resolutions providing for the issue of such series adopted by the Company's Board of Directors (the "TSAT Board"). The TSAT Board has not authorized the issuance of any shares of Preferred Stock and has no current plans for the issuance of any shares of Preferred Stock.

        Employee Benefit Plans

        TSAT's Employee Stock Purchase Plan (the "TSAT ESPP"), which became effective on January 1, 1997, provides eligible employees with an opportunity to invest in TSAT and to create a retirement fund. Terms of the TSAT ESPP provide for eligible employees to contribute up to 10% of their compensation to a trust for investment in TSAT common stock. TSAT, by annual resolution of the TSAT Board, may elect to contribute up to 100% of the amount contributed by employees. TSAT contributions to the TSAT ESPP aggregated $1,200,000 for 1997.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Stock Options

     On the Distribution Date, the TSAT Board adopted, and TCI as the sole stockholder of the Company prior to the Distribution, approved, the TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan (the "TSAT 1996 Plan"). The TSAT 1996 Plan provides for awards to be made in respect of a maximum of 3,200,000 shares of Series A Common Stock (subject to certain anti-dilution adjustments). Awards may be made as grants of stock options, stock appreciation rights ("SARs"), restricted shares, stock units, performance awards or any combination thereof (collectively, "Awards"). Awards may be made to employees and to consultants and advisors to the Company who are not employees. Shares of Series A Common Stock that are subject to Awards that expire, terminate or are annulled for any reason without having been exercised (or deemed exercised, by virtue of the exercise of a related SAR), or are forfeited prior to becoming vested, will return to the pool of such shares available for grant under the TSAT 1996 Plan. Options granted pursuant to the TSAT 1996 Plan vest evenly over five years from the date of grant and expire 10 years from the date of grant.

     In June 1996, the Board of Directors of TCI (the "TCI Board") authorized TCI to permit certain of its executive officers to acquire equity interests in certain of TCI's subsidiaries. In connection therewith, the TCI Board approved the acquisition by each of two executive officers of TCI who are not employees of the Company (the "TCI Officers"), of 1.0% of the net equity of the Company. The TCI Board also approved the acquisition by a former executive officer of TCIC who is also the chief executive officer and a director of the Company (the "Company Officer"), of 1.0% of the net equity of the Company and the acquisition by an executive officer of certain TCI subsidiaries who is also a director, but not an employee, of the Company (the "TCI Subsidiary Officer"), of 0.5% of the net equity of the Company. The TCI Board determined to structure such transactions as grants by the Company to such persons of options to purchase shares of Series A Common Stock representing 1.0% (in the case of each of the TCI Officers and the Company Officer) and 0.5% (in the case of the TCI Subsidiary Officer) of the shares of Series A Common Stock and Series B Common Stock issued and outstanding on the Distribution Date, determined immediately after giving effect to the Distribution, but before giving effect to any exercise of such options (the "Distribution Date Options").


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     The aggregate exercise price for each Distribution Date Option is equal to 1.0% (in the case of each of the TCI Officers and the Company Officer) and 0.5% (in the case of the TCI Subsidiary Officer) of TCI's Net Investment (as defined below) as of the Distribution Date, but excluding any portion of TCI's Net Investment that as of such date is represented by a promissory note or other evidence of indebtedness from the Company to TCI. TCI's Net Investment is defined for this purpose as the cumulative amount invested by TCI and its predecessor in the Company and its predecessors prior to and including the applicable date of determination, less the aggregate amount of all dividends and distributions made by the Company and its predecessors to TCI and its predecessor prior to and including such date. Distribution Date Options to purchase 2,324,266 shares of Series A Common Stock at a per share price of $8.86 were granted on the Distribution Date, will vest in 20% cumulative increments on each of the first five anniversaries of February 1, 1996, and will be exercisable for up to ten years following February 1, 1996. Compensation expense with respect to the Distribution Date Options held by the Company Officer aggregated $1,101,000 and $95,000 during the years ended December 31, 1997 and 1996, respectively.

     Pursuant to the Reorganization Agreement, and (in the case of the TCI Officers and the TCI Subsidiary Officer) in partial consideration for the capital contribution made by TCI to the Company in connection with the Distribution, the Company agreed, effective as of the Distribution Date, to bear all obligations under such options and to enter into stock option agreements with respect to such options with each of the TCI Officers, the Company Officer and the TCI Subsidiary Officer

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options, and accordingly, compensation expense has been recognized for its stock options in the accompanying financial statements using the intrinsic value method. Had the Company determined compensation expense based on the grant-date fair value method pursuant to Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have been $240,384,000 and $3.61 for 1997 and would not have been significantly different than the amounts reported for 1996.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     The following table presents the number, weighted-average exercise price and weighted-average grant-date fair value of options to buy Series A Common Stock.


                                                                         Weighted-            Weighted-
                                                                          average              average
                                                   Number of             exercise            grant-date
                                                    options                price             fair value
                                              --------------------  -------------------  -------------------
     Granted in connection with Distribution     2,324,266              $8.86                $8.74
                                               -------------
     Outstanding at December 31, 1996            2,324,266

       Granted                                   1,070,000               7.93                 4.77
       Canceled                                    (10,000)              8.00
                                               -------------

     Outstanding at December 31, 1997            3,384,266               8.57
                                               =============

     Exercisable at December 31, 1996                   --
                                               =============

     Exercisable at December 31, 1997              464,853               8.86
                                               =============

 ________________

     Options granted to employees vest evenly over five years with such vesting period beginning January 1, 1997, first become exercisable on January 1, 1998 and expire on December 31, 2006. As the exercise price of such options exceeded the market price of the Series A Common Stock, no compensation expense related to such options was recognized during 1997.

     Options outstanding at December 31, 1997 have a range of exercise prices from $6.50 to $8.86 and a weighted-average remaining contractual life of approximately nine years.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     On March 6, 1998, stockholders of the Company approved the TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Stock Option Plan (the "TSAT DSOP") including the grant, effective as of February 3, 1997, to each person that as of that date was a member of the TSAT Board and was not an employee of the Company or any of its subsidiaries, of options to purchase 50,000 shares of Series A Common Stock. Pursuant to the TSAT DSOP, options to purchase 200,000 shares of Series A Common Stock were granted at an exercise price of $8.00 per share. Such options had a weighted average fair value of $4.82 on the date of grant. Options issued pursuant to the TSAT DSOP vest and become exercisable over a five-year period from the date of grant and expire 10 years from the date of grant. In November 1997, the TSAT Board voted to increase the number of directors by one, and the director named to fill such newly created directorship received options to purchase 50,000 shares of Series A Common Stock at an exercise price of $6.50. Such options had a weighted average fair value of $3.83 on the date of grant.

     The respective estimated grant-date fair values of the options noted above are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations include the following: (a) a discount rate equal to the 10-year Treasure rate on the date of grant; (b) a 35% volatility rate; (c) the 10-year option term; (d) the closing price of the Series A Common Stock on the date of grant; and (e) an expected dividend rate of zero.

     In February 1997, certain key employees of the Company were granted, pursuant to the TSAT 1996 Plan, an aggregate of 325,000 restricted shares of Series A Common Stock. Such restricted shares vest as to 50% on January 1, 2001 and as to the remaining 50% on January 1, 2002. Compensation expense with respect to the restricted shares aggregated $585,000 during the year ended December 31, 1997.

     On November 10, 1997, the TSAT Board and the compensation committee of the TSAT Board approved modifications to the vesting provisions of all options and restricted stock awards issued pursuant to the TSAT 1996 Plan, (i) accelerating the vesting schedules under such options, to provide for vesting in three equal annual installments, commencing February 1998, and
     (ii) accelerating the vesting schedules under such restricted stock awards to provide for vesting of 50% on each of the second and third anniversaries of the date of granting in each case subject to consummation of the Restructuring Transaction. Options granted prior to the Distribution, which were 40% vested in February 1998, will become two-thirds vested in February 1999 and fully vested in February 2000. If the Restructuring Transaction is not consummated, the vesting provisions of such grants will revert back to their original schedules.

     Pursuant to the Reorganization Agreement, the Company granted to TCI an option to purchase up to 4,765,000 shares of Series A Common Stock, at an exercise price of $1.00 per share, as required by TCI from time to time to meet its obligations under the conversion features of certain convertible securities of TCI as such conversion features were adjusted as a result of the Distribution. During 1997, TCI purchased 258,000 shares of Series A Common Stock pursuant to such option.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Other

     In connection with the Distribution, TCI and the Company also entered into a "Share Purchase Agreement" to sell to each other from time to time, at the then current market price, shares of Series A TCI Group Stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations after the Distribution Date under certain stock options and SARs held by their respective employees and non-employee directors.

     At December 31, 1997, a total of 9,496,488 shares of Series A Common Stock were reserved for issuance pursuant to the Distribution Date Options, the Share Purchase Agreements, the Reorganization Agreement, the TSAT 1996 Plan and the DSOP. In addition, one share of Series A Common Stock is reserved for each outstanding share of Series B Common Stock.

(11) Income Taxes
     ------------

     Through the Distribution Date, TSAT's results of operations were included in TCI's consolidated U.S. Federal income tax returns, in accordance with the existing tax sharing arrangements among TCI and its consolidated subsidiaries. Effective July 1, 1995, TCI, TCIC and certain other subsidiaries of TCI entered into a tax sharing agreement (the "Tax Sharing Agreement"), which formalized such pre-existing tax sharing arrangements and implemented additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986, as amended, and any applicable state, local and foreign tax law and related regulations. In connection with the Distribution, the Tax Sharing Agreement was amended to provide that TSAT be treated as if it had been a party to the Tax Sharing Agreement, effective July 1, 1995. TSAT's intercompany income tax allocation through the Distribution Date has been calculated in accordance with the Tax Sharing Agreement. Subsequent to the Distribution Date, TSAT files separate U.S. Federal and state income tax returns.

     In connection with the Restructuring Transaction, TSAT and TCI entered into a tax sharing agreement dated June 1997, to confirm that pursuant to the amended Tax Sharing Agreement (i) neither TSAT nor any of its subsidiaries has any obligation to indemnify TCI or the TCI shareholders for any tax resulting from the Distribution failing to qualify as a tax-free distribution pursuant to Section 355 of the Internal Revenue Code of 1986 (the "Code"); (ii) TCI is obligated to indemnify TSAT and its subsidiaries for any taxes resulting from the Distribution failing to qualify as a tax-free distribution pursuant to Section 355 of the Code; (iii) to the best knowledge of TCI, TSAT's total payment obligation under the Tax Sharing Agreement could not reasonably be expected to exceed $5 million; and (iv) the sole agreement between TCI, on the one hand, and TSAT or any of its subsidiaries, on the other, relating to taxes is the Tax Sharing Agreement. As of the Distribution Date, the sole agreement, if any, between any of the TCI stockholders, on the one hand, and TSAT or any of its subsidiaries, on the other, relating to taxes was the Tax Sharing Agreement.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Income tax benefit (expense) for the years ended December 31, 1997, 1996 and 1995 consists of:

                                                            Current           Deferred             Total
                                                        ----------------  -----------------  -----------------
                                                                         amounts in thousands
     Year ended December 31, 1997:
       Federal                                                  $    --                --                  --
       State and local                                               --                --                  --
                                                             -----------        -----------        -----------
                                                                $    --                --                  --
                                                             ===========        ===========        ===========

     Year ended December 31, 1996:
       Intercompany allocation                                  $70,645                --              70,645
       Federal                                                       --           (17,699)            (17,699)
       State and local                                               --            (7,009)             (7,009)
                                                             -----------        -----------        -----------
                                                                $70,645           (24,708)             45,937
                                                             ===========        ===========        ===========

     Year ended December 31, 1995:
       Intercompany allocation                                  $36,530                --              36,530
       Federal                                                       --           (11,040)            (11,040)
       State and local                                               --            (3,632)             (3,632)
                                                             -----------        -----------        -----------
                                                                $36,530           (14,672)             21,858
                                                             ===========        ===========        ===========

     Income tax benefit (expense) differs from the amounts computed by applying the Federal income tax rate of 35% as a result of the following (amounts in thousands):

                                                                       Years ended December 31
                                                       -------------------------------------------------------
                                                             1997               1996               1995
                                                       -----------------  -----------------  -----------------
                                                                        amounts in thousands

     Computed "expected" tax benefit                      $ 83,419           65,079             24,278
     State and local income taxes, net
       of Federal income tax benefit                        13,009           (2,672)            (2,361)
     Change in valuation allowance                         (98,521)         (16,371)                --
     Other                                                   2,093              (99)               (59)
                                                           -------          -------            -------
                                                          $     --           45,937             21,858
                                                           =======          =======            =======

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                        December 31,
                                                                             ----------------------------------
                                                                                    1997              1996
                                                                             ------------------  --------------
                                                                                   amounts in thousands
     Deferred tax assets:
       Net operating loss carry forwards                                             $ 133,024          21,628
       Investment in PRIMESTAR Partners:
         Due to an increase in tax basis upon transfer
          from TCIC to the Company                                                      29,305          29,142
         Due principally to losses recognized for
          financial statement purposes in excess of
          losses recognized for tax purposes                                             2,671             957
       Future deductible amounts principally due to
        accruals deductible in later periods                                             5,028           1,631
                                                                                     ---------         -------
       Total deferred tax assets                                                       170,028          53,358
         Less-valuation allowance                                                     (114,892)        (16,371)
                                                                                     ---------         -------
       Net deferred tax assets                                                          55,136          36,987

     Deferred tax liability-
       Property and equipment, principally due to
        differences in depreciation net of increase in
        tax basis resulting from intercompany transfer                                  55,136          36,987
                                                                                     ---------         -------
     Net deferred tax liability                                                      $      --              --
                                                                                     =========         =======

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

     The valuation allowance for deferred tax assets as of December 31, 1997 was $114,892,000. Such balance increased $98,521,000 from December 31, 1996.

     The Company has analyzed the sources and expected reversal periods of its deferred tax assets. The Company believes that the tax benefits attributable to deductible temporary differences will be realized to the extent of future reversals of existing taxable temporary differences.

     At December 31, 1997, the Company had net operating loss carry forwards for income tax purposes aggregating approximately $347,775,000 of which, if not utilized to reduce taxable income in future periods, $14,000,000 expire in 2009, $37,432,000 expire in 2010, $17,713,000 expire in 2011 and
     $278,630,000 expire in 2012.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

(12) Transactions with Related Parties
     ---------------------------------

     Through the Distribution Date, the effects of all transactions between the Company and TCI were reflected as adjustments to a non-interest bearing intercompany account. As described in note 2, all but $250,000,000 of this intercompany account was forgiven in connection with the Distribution. Subsequent to the Distribution Date, the effects of all transactions (other than those related to the TCIC Credit Facility) are reflected in a non-interest bearing account between the Company and TCIC and are settled periodically in cash.

     Through December 31, 1996, TCIC provided certain installation, maintenance, retrieval and other customer fulfillment services to the Company. The costs associated with such services were allocated to the Company based upon a standard charge for each of the various customer fulfillment activities performed by TCIC. During the years ended December 31, 1996 and 1995, the Company's capitalized installation costs included amounts allocated from TCIC of $53,169,000 and $57,058,000, respectively. Maintenance, retrieval and other operating expenses allocated from TCIC to the Company aggregated $20,365,000 and $15,916,000 during the years ended December 31, 1996 and 1995, respectively.

     Effective January 1, 1997, charges for customer fulfillment services provided by TCI were made pursuant to the Fulfillment Agreement entered into by the Company and TCIC in connection with the Distribution. Pursuant to the Fulfillment Agreement, TCIC continued to provide fulfillment services on an exclusive basis to the Company following the Distribution with respect to customers of the PRIMESTAR(R) medium power service. Such services were performed in accordance with specified performance standards. Charges to TSAT pursuant to the Fulfillment Agreement aggregated $54,823,000 during 1997, of which $46,498,000 were capitalized installation costs. The Fulfillment Agreement terminated on December 31, 1997. In September and October 1997, TSAT entered into agreements with eight regional fulfillment companies to perform the services that are no longer performed by TCIC.

     TCIC also provides corporate administrative services to the Company. Through the Distribution Date, such administrative expenses, which were allocated from TCIC to the Company based primarily on the estimated cost of providing the service aggregated $18,120,000 and $7,817,000 during the years ended December 31, 1996 and 1995, respectively.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     Effective on the Distribution Date, charges for administrative services provided by TCIC are made pursuant to the Transition Services Agreement. Pursuant to the Transition Services Agreement, TCI is obligated to provide to the Company certain services and other benefits. Pursuant to the Transition Services Agreement, TCI has also agreed to provide the Company with certain most-favored-customer rights to programming services that TCI may own in the future and access to any volume discounts that may be available to TCI for purchase of home satellite dishes, satellite receivers and other equipment. As compensation for the services rendered and for the benefits made available to the Company pursuant to the Transition Services Agreement, the Company is required to pay TCI a monthly fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers), up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. Amounts charged to TSAT pursuant to the Transition Services Agreement aggregated $11,579,000 for the year ended December 31, 1997. Upon consummation of the Restructuring Transaction, TSAT and TCI have agreed that the Transition Services Agreement will be terminated.

     During the year ended December 31, 1997, TSAT purchased from TCIC at TCIC's cost certain telephony services aggregating $4,901,000.

     Beginning in March 1997, TCIC began providing TSAT with customer support services from its Boise, Idaho call center (the "Boise Call Center"). The Boise Call Center responds to calls that exceed the capacity of TSAT's National Call Center. Amounts charged by TCIC to TSAT for such services aggregated $12,173,000 during the year ended December 31, 1997.

     Certain key employees of the Company hold stock options in tandem with SARs with respect to certain common stock of TCI. In connection with the Distribution, the Company assumed the stock compensation liability with respect to such TCI options and SARs. Estimates of the compensation related to the options and/or SARs granted to employees of the Company have been recorded in the accompanying financial statements, but are subject to future adjustment based upon the market value of the underlying TCI common stock and, ultimately, on the final determination of market value when the rights are exercised. Non-cash increases (decreases) to such estimated stock compensation liability, which are included in the above-described TCIC administrative expense allocations, aggregated $(541,000) and $901,000 during the years ended December 31, 1996 and 1995, respectively. In 1997, the Company recognized $6,134,000 of stock compensation expense related to the aforementioned options with tandem SARs.

     The Company has entered into indemnification agreements with TCIC. See note 13.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

(13) Commitments and Contingencies
     -----------------------------

     At December 31, 1997, the Company's future minimum commitments to purchase satellite reception equipment aggregated approximately $30,000,000.

     The Company has engaged master sales agents to recruit, train and maintain a network of sub-agents to sell services on behalf of the Company and to install, service and maintain equipment located at the premises of subscribers. As part of the compensation for such services, the Company pays certain residual sales commissions equal to a percentage of the programming revenue collected from a subscriber installed by a master sales agent during specified periods following the initiation of service (generally five years). Residual payments to master sales agents aggregated $15,364,000, $11,848,000 and $2,178,000 during 1997, 1996 and 1995, respectively.

     The Company leases business offices and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $2,237,000, $2,095,000 and $1,257,000 in 1997, 1996 and 1995, respectively.
     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the rental expense incurred during 1997.

     In connection with the Distribution, the Company entered into Indemnification Agreements with each of TCIC and TCI UA 1, Inc., an indirect subsidiary of TCIC, ("TCI UA 1"). The Indemnification Agreement with TCIC provides for the Company to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCIC to support the Company's share of PRIMESTAR Partners' obligations under a transponder lease agreement with GE Americom (the "GE-2 Agreement"). The drawable amount of such letter of credit is $25,000,000.

     The Indemnification Agreement with TCI UA 1 provides for the Company to reimburse TCI UA 1 for any amounts drawn under an irrevocable transferable letter of credit issued for the account of TCI UA 1 (the "TCI UA 1 Letter of Credit"), which supports PRIMESTAR Partners' bank credit facility (the "PRIMESTAR Credit Facility"). The drawable amount of the TCI UA 1 Letter of Credit was $141,250,000 at December 31, 1997.

     The Indemnification Agreements provide for the Company to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of the Company to TCIC and TCI UA 1 under the Indemnification Agreements are subordinated in right of payment with respect to the obligations of the Company under the Bank Credit Facility.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     During 1997, two additional irrevocable transferable letters of credit were issued pursuant to the Bank Credit Facility for the account of TSAT, one to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement and the second to support the PRIMESTAR Credit Facility.
     The initial drawable amount of the first letter of credit is $25,000,000, increasing to $50,000,000 if PRIMESTAR Partners elects to extend the term of the GE-2 Agreement, and the initial drawable amount of the second letter of credit is $5,000,000.

     TCI has agreed to cause TCI UA 1 to renew the letter of credit arranged by it on the Company's behalf, through June 30, 1999. The Company believes (but cannot assure) that during such period the Company and/or PRIMESTAR Partners will be able to obtain permanent financing for the Tempo Satellites (to the extent not sold to a person other than PRIMESTAR Partners) on a basis that does not require the Company to post a letter of credit with respect thereto. If such permanent financing is not available, under certain maintenance covenants contained in the Bank Credit Facility, the Company would be unable to provide or arrange for such a letter of credit unless (i) the lenders under the Bank Credit Facility were to agree to amend or waive such covenants to permit the posting of such letter of credit by the Company, (ii) TCI were to agree to renew the TCI UA 1 Letter of Credit for an additional period, or (iii) the Company were to achieve a greater than anticipated increase in operating income before depreciation and amortization. If the Company and/or PRIMESTAR Partners are unable to refinance the Tempo Satellites (to the extent not sold to a person other than PRIMESTAR Partners) without a letter of credit and is unable to post (or arrange for the posting of) such a letter of credit, the Company could be adversely affected.

     ResNet Communications, LLC ("ResNet LLC"), a limited liability corporation owned 95.01% by ResNet Communications, Inc. and 4.99% by a subsidiary of TSAT, has agreed to purchase from TSAT, at a price that approximates TSAT's cost, up to $40,000,000 in satellite reception equipment over a five-year period (subject to a one-year extension at the option of ResNet LLC if ResNet LLC has not purchased the full $40,000,000 in equipment during the five-year initial term). TSAT also agreed to make a subordinated convertible term loan to ResNet LLC, in the principal amount of $34,604,000, the proceeds of which can be used only to purchase such equipment from TSAT. The term of the loan is five years with an option by ResNet LLC to extend the term for one additional year. The total principal and accrued and unpaid interest under the loan is convertible over a four-year period into ownership interests in ResNet LLC, representing 32% of the total ownership interests in ResNet LLC. TSAT's only recourse with respect to repayment of the loan is conversion into ownership interests in ResNet LLC stock or warrants. Under current interpretations of the FCC rules and regulations related to restrictions on the provision of cable and satellite master antenna television services (ResNet LLC's business) in certain areas, TSAT could be prohibited from holding 5% or more of the ownership interests in ResNet LLC and consequently could not exercise the conversion rights under the convertible loan agreement. TSAT is required to convert the convertible loan at such time as conversion would not violate such currently applicable regulatory restrictions.


                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements


     In a signal availability agreement with ResNet, the Company has committed to make the satellite signal used to transmit the PRIMESTAR(R) programming service (the "PRIMESTAR Satellite Signal") or the signal of a substantially comparable service available to ResNet for a term that extends substantially beyond March 31, 2001. If the Company loses its contractual ability to make the PRIMESTAR Satellite Signal available and is not able to make the signal of a substantially comparable service available, the Company would be obligated to reimburse ResNet for its costs in obtaining a digital signal from another source, including the cost of replacement equipment if the new digital signal is not compatible with ResNet's equipment. While it is not possible at this time to quantify the amount that the Company would be obligated to pay to ResNet under the circumstances described above, the Company believes that the costs could be significant, particularly if it were to lose its ability to make a signal available towards the end of its agreement with ResNet.

     The National Digital Television Center of TCI ("NDTC") has the right from PRIMESTAR Partners to use the PRIMESTAR Satellite Signal for delivery of programming for the benefit of third parties, including private cable systems (the "Simultaneous Use Rights"). NDTC has agreed with the Company that private cable systems designated by the Company including the ResNet private cable systems, will receive the transport of the PRIMESTAR Satellite Signal by NDTC in exchange for the payment by the Company of a per subscriber per video program signal. Counsel to PRIMESTAR Partners has advised the Company of the Partnership's position that there are certain preconditions to NDTC's Simultaneous Use Rights which have not yet been satisfied and that such rights are not assignable by NDTC to the Company. The Company believes that its transaction with ResNet and similar transactions are permitted under the agreement between NDTC and PRIMESTAR Partners. The Company does not believe that any potential dispute with the Partnership regarding this issue is likely to have a material adverse effect on the Company.

     The International Bureau of the FCC (the "International Bureau") has granted EchoStar Satellite Corporation ("EchoStar") a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2, the medium power satellite currently used to provide the PRIMESTAR(R) service. Contrary to previous FCC policy, which would have permitted operation of a satellite at the 83 degrees W.L. orbital position at a power level of only 60-90 watts (subject to coordination requirements), EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal from GE-2 by subscribers to the PRIMESTAR(R) medium power service.

     GE Americom and PRIMESTAR Partners have each requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83 degrees W.L. These requests, which were opposed by EchoStar and others, currently are pending at the International Bureau. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference.

                                                                     (continued)

                       TCI SATELLITE ENTERTAINMENT, INC.
                                 (See note 1)

                         Notes to Financial Statements

     GE Americom and PRIMESTAR Partners have attempted to resolve potential coordination problems directly with EchoStar. It is uncertain whether any agreement in respect of such coordination between PRIMESTAR Partners and EchoStar will be reached, or that if such agreement is reached that coordination will resolve such interference. Accordingly, the ultimate outcome of this matter cannot presently be predicted.

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

(14) Quarterly Financial Information (Unaudited)
     -------------------------------------------


                                                      1st                2nd                3rd                 4th
                                                    Quarter            Quarter            Quarter             Quarter
                                                ----------------  -----------------  ------------------  -----------------
                                                                        amounts in thousands,
1997:                                                                  except per share amounts
----
 Revenue                                               $123,264            137,381             145,427            155,918

 Operating loss                                        $(41,657)           (37,730)            (43,361)           (48,851)

 Net loss                                              $(52,531)           (55,059)            (58,954)           (71,797)

 Basic and diluted loss per common share               $   (.79)              (.83)               (.88)             (1.08)
------------------

1996:
----

 Revenue                                               $ 95,760             97,887             106,602            117,212

 Operating loss                                        $(19,154)           (27,352)            (34,760)          (103,018)

 Income tax benefit                                    $  5,867              9,003              10,936             20,131

 Net loss                                              $(13,571)           (19,317)            (23,706)           (83,410)

 Basic and diluted loss per common share               $   (.20)              (.29)               (.36)             (1.26)
 -----------------


    The increased net loss during the fourth quarter of 1996 is primarily attributable to changes in the Company's depreciation policies.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.
--------  --------------------------------------------------

          The following lists the directors and executive officers of the Company, their birth dates, a description of their business experience and positions held with the Company, as of February 1, 1998.

                 Name                                  Position
                 ----                                  --------

John C. Malone                          Has served as Chairman of the Board
Born March 7, 1941                      and a director of the Company since
                                        December 1996. Has served as Chief
                                        Executive Officer of TCI since
                                        January 1994, and as Chairman of the
                                        Board of TCI since November 1996. Dr.
                                        Malone served as President of TCI
                                        from January 1994 to March 1997, as
                                        Chief Executive Officer of TCIC from
                                        March 1992 to October 1994 and as
                                        President of TCIC from 1973 to
                                        October 1994. Dr. Malone has also
                                        served as Chairman of the Board and
                                        as a director of Tele-Communications
                                        International, Inc. since May 1995.
                                        Dr. Malone is also a director of TCI,
                                        TCIC, TCI Pacific Communications,
                                        Inc., BET Holdings, Inc. and The Bank
                                        of New York.


Gary S. Howard                          Has served as Chief Executive Officer
Born February 22, 1951                  of the Company since December 1996
                                        and a director of the Company since
                                        November 1996.  From February 1995
                                        through August 1997, Mr. Howard also
                                        served as President of the Company.
                                        Mr. Howard is also currently Chairman
                                        of the Board, a director and Chief
                                        Executive Officer of United Video
                                        Satellite Group, Inc. ("UVSG"), a
                                        subsidiary of TCI since June 1997 and
                                        President of TCI Ventures Group LLC,
                                        a subsidiary of TCI, since December
                                        1997.  Mr. Howard served as President
                                        of UVSG from June 1997 to September
                                        1997, Senior Vice President of TCIC
                                        from October 1994 to December 1996,
                                        and as Vice President of TCIC from
                                        December 1991 through October 1994.


David P. Beddow                         Has served as a director of the
Born December 27, 1943                  Company since December 1996.  Mr.
                                        Beddow has served as Senior Vice
                                        President of TCITV and NDTC since
                                        February 1995. Mr. Beddow served as
                                        Vice President of TCI Technology,
                                        Inc. from June 1993 to February 1995
                                        and as Executive Vice President and
                                        Chief Operating Officer of PRIMESTAR
                                        Partners from March 1990 to June
                                        1993. Mr. Beddow has served as a
                                        director of UVSG since January 1996
                                        and served as President of UVSG from
                                        February 1997 to June 1997.


William E. Johnson                      Has served as a director of the
Born June 23, 1941                      Company since December 1996.  Mr.
                                        Johnson served as Chief Executive
                                        Officer of Scientific Atlanta, Inc.
                                        from January 1987 until his
                                        retirement in December 1992. Mr.
                                        Johnson has served as a director of
                                        Intelligent Electronic, Inc. since
                                        November 1994 and as a director of
                                        ATX, Inc. since January 1993. Mr.
                                        Johnson was a director of I.C.T. from
                                        1991 to 1993.


                                     III-1

                 Name                                  Position
                 ----                                  --------

John W. Goddard                         Has served as a director of the
Born May 4, 1941                        Company since December 1996.  Mr.
                                        Goddard served as President and Chief
                                        Executive Officer of the cable
                                        division of Viacom International,
                                        Inc. from 1980 until his retirement
                                        in July 1996. Mr. Goddard served as a
                                        director of StarSight Telecast, Inc.
                                        from May 1994 to May 1997.


Leo J. Hindery, Jr.                     Has served as a director of the
Born October 31, 1947                   Company since November 1997.  Mr.
                                        Hindery has served a President and
                                        Chief Operating Officer of TCI, and
                                        as President and a director of TCIC,
                                        since March 1997.  Prior to joining
                                        TCI, Mr. Hindery was the founder,
                                        Managing General Partner and Chief
                                        Executive Officer of InterMedia
                                        Partners and its affiliated entities
                                        since 1988.


Christopher Sophinos                    Has served as President of the
Born January 26, 1952                   Company since September 1997, and was
                                        previously Senior Vice President of
                                        the Company from February 1996. Mr.
                                        Sophinos has served as the President
                                        of Boats Unlimited since November
                                        1993 and as a director of Sophinos &
                                        Sons, Inc. since November 1993. Mr.
                                        Sophinos served as the President of
                                        Midwest CATV, a division of UNR
                                        Industries, Inc., from July 1987 to
                                        November 1993.


Kenneth G. Carroll                      Has served as Senior Vice President
Born April 21, 1955                     and Chief Financial Officer of the
                                        Company since February 1995. From
                                        December 1994 to May 1997, Mr.
                                        Carroll served as Vice President of
                                        TCI K-1, Inc. and as Vice President
                                        of United Artists K-1 Investments,
                                        Inc. From April 1994 through January
                                        1995, Mr. Carroll served as Vice
                                        President of Business Operations and
                                        Chief Financial Officer of Netlink
                                        USA, a subsidiary of TCI and from
                                        July 1992 to May 1994, Mr. Carroll
                                        served as Senior Director of Finance
                                        and Business Operations of Netlink.


Lloyd S. Riddle III                     Has served as Senior Vice President
Born September 16, 1960                 of the Company since February 1995,
                                        and also served as Chief Operating
                                        Officer of the Company from February
                                        1995 to November 1997. Mr. Riddle
                                        served as State Manager of TCI of New
                                        York from February 1993 to February
                                        1995 and Area Manager of TCI of Iowa
                                        from January 1992 to February 1993.


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


                                     III-2

          The directors of the Company will hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified. The executive officers named above will be elected to serve in such capacities until the next annual meeting of the Company's Board of Directors (the "TSAT Board"), or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

          The Company's charter provides for a classified Board of Directors of not less than three members, divided into three classes of approximately equal size, with each class to be elected for a three-year term at each annual meeting of stockholders. The exact number of directors is fixed by resolution of the TSAT Board. In connection with the Distribution, the number of directors on the TSAT Board was fixed at five. On November 10, 1997, the TSAT Board voted to increase the size of the TSAT Board from five to six, and to add Leo J. Hindery, Jr. to fill the newly created directorship. For purposes of determining their terms, directors are divided into three classes. The Class I directors, whose terms were scheduled to expire at the 1997 annual stockholders' meeting, are Mr. Beddow and Mr. Hindery. The Class II directors, whose terms expire at the 1998 annual stockholders' meeting, are Messrs. Howard and Johnson. The Class III directors, whose terms expire at the 1999 annual stockholders' meeting, are Dr. Malone and Mr. Goddard. On November 10, 1997, the TSAT Board determined that the 1997 annual stockholders meeting would not be held, as a result of the pendency of the proposed Roll-up Plan. The Company currently expects that the 1998 annual stockholders meeting will be held during the summer of 1998, unless the TSAT Merger is consummated prior to the date of the meeting. If the 1998 annual stockholders meeting is held, TSAT stockholders will have an opportunity to vote with respect to the election of two Class I directors (whose terms will expire in 2000) and two Class II directors (whose terms will expire in 2001).

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

          Based solely on review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations that no Forms 5 were required, the Company believes that, during the year ended December 31, 1997, its officers, directors and greater-than-ten-percent beneficial owners complied with all
Section 16(a) filing requirements, except that one report covering one transaction was filed late by Dr. John C. Malone, Chairman of the Board and a director of the Company, and one report naming Mr. Leo J. Hindery, Jr. as a director of the Company, was filed late.

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

          The TCI Plan Committee and the TCI Board determined that, immediately prior to the Distribution, each TCI Option would be divided into two separately exercisable options: (i) an option to purchase Series A Common Stock (an "Add-on Company Option"), exercisable for the number of shares of Series A Common Stock that would have been issued in the Distribution in respect of the shares of Series A TCI Group Stock subject to the applicable TCI Option, if such TCI Option had been exercised in full immediately prior to the Distribution Date, and containing substantially equivalent terms as the existing TCI Option, and
(ii) an option to purchase Series A TCI Group Stock (an "Adjusted TCI Option"), exercisable for the same number of shares of Series A TCI Group Stock as the corresponding TCI Option had been. The aggregate exercise price of each TCI Option was allocated between the Add-on Company Option and the Adjusted TCI Option into which it was divided, and all other terms, including date of grant, of the Add-on Company Option and Adjusted TCI Option are in all material respects the same as the terms of such TCI Option, except that references therein to TCI generally refer to the Company with respect to Adjusted TCI Options and Add-on Company Options (and related stock appreciation rights ("SARs") held by Company Employees (as defined below). Similar adjustments were made to the outstanding TCI SARs, resulting in the holders thereof holding Adjusted TCI SARs and Add-on Company SARs instead of TCI SARs, and to outstanding restricted share awards, resulting in the holders thereof holding restricted shares of Series A Common Stock in addition to restricted shares of Series A TCI Group Stock, effective immediately prior to the Distribution. The foregoing adjustments were made pursuant to the anti-dilution provisions of the TCI Plans pursuant to which the respective TCI Options and TCI SARs were granted.

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

                                     III-4

          At the time of the Distribution, TCI, in addition to the TCI Group Stock, had two other series of common stock outstanding--the Tele-Communications, Inc. Series A Liberty Media Group Common Stock, $1.00 par value per share ("Series A Liberty Group Stock"), and the Tele-Communications, Inc. Series B Liberty Media Group Common Stock, $1.00 par value per share ("Series B Liberty Group Stock"), which are intended to reflect the separate performance of TCI's programming and electronic retailing businesses (the "Liberty Media Group"). Prior to the Distribution, the Company was a member of the group of TCI businesses not attributed to Liberty Media Group (the "TCI Group") and all of the assets and businesses transferred to the Company were included in TCI Group. Accordingly, the Distribution was made to the holders of TCI Group Stock, and the holders of Liberty Group Stock did not participate in the Distribution.

          The following table is a summary of all forms of compensation paid by the Company (or by TCI or any other subsidiary of TCI) to the officers named therein for services rendered in all capacities to the Company (and, prior to the Distribution, TCI) for the fiscal years ended December 31, 1997, 1996 and 1995 (total of five persons).

                                             Annual Compensation                     Long-Term Compensation
                             --------------------------------------------------    --------------------------
                                                                                                   Securities
                                                                   Other Annual    Restricted      Underlying       All Other
Name and Principal Position                                        Compensation    Stock Award      Options/      Compensation
    with the Company         Year     Salary ($)      Bonus ($)       ($)(4)           ($)            SARs           ($)(10)
---------------------------  ----    ------------   ------------   ------------    -----------     ----------     ------------
Gary S. Howard               1997    $215,519 (1)   $120,600          $2,976       $1,000,000 (5)        --          $17,158
 (Chief Executive Officer)                          $ 23,210 (3)
                             1996    $275,000       $ 23,210 (3)      $4,230       $       --       664,076 (7)      $15,000
                             1995    $262,500       $ 23,210 (3)      $3,415       $  309,375 (6)   165,000 (8)      $15,000

Christopher Sophinos         1997    $174,538       $ 70,000          $   --       $  400,000 (5)   100,000 (9)      $10,240
 (President)                 1996    $ 96,865 (2)   $ 10,750 (2)      $   --       $       --            --          $    --

Kenneth G. Carroll (Senior   1997    $174,538       $ 78,846          $2,182       $  400,000 (5)   100,000 (9)      $ 9,934
 Vice President and Chief    1996    $119,423       $ 33,150          $   --       $       --            --          $ 9,500
 Financial Officer)          1995    $ 98,845       $ 27,199          $  861       $       --        19,250 (8)      $ 3,668

Lloyd S. Riddle III          1997    $174,673       $ 52,500          $3,220       $  400,000 (5)   100,000 (9)      $15,281
 (Senior Vice President)     1996    $140,000       $ 41,212          $3,263       $       --            --          $15,000
                             1995    $123,078       $ 34,478          $1,557       $       --        19,250 (8)      $13,439

William D. Myers (Vice       1997    $139,827       $ 35,000          $2,352       $  400,000 (5)   100,000 (9)      $ 9,711
 President and Treasurer)    1996    $115,010       $  5,000          $2,683       $       --            --          $ 8,639
                             1995    $108,130       $     --          $2,425       $       --        11,000 (8)      $ 8,839

(1) Effective June 1, 1997, TSAT and UVSG agreed that 75% of Mr. Howard's annual salary was to be charged to UVSG, of which Mr. Howard is a director and Chief Executive Officer. Amount represents Mr. Howard's 1997 annual salary less amount charged to UVSG ($215,481).

(2) Mr. Sophinos commenced employment on February 27, 1996, and accordingly, the 1996 compensation information included in the table reflects ten months of employment.

                                     III-5

(3) This amount reflects the amortization of obligations under an employment contract between Mr. Howard and a prior employer, which obligations were assumed by TCI in connection with the acquisition of such prior employer, and were assumed by the Company in connection with the Distribution.

(4)  Consists of amounts reimbursed during the year for the payment of taxes.

(5) Pursuant to the TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan (the "TSAT 1996 Plan"), Mr. Howard was granted 125,000 restricted shares of Series A Common Stock and Messrs. Sophinos, Carroll, Riddle and Myers were each granted 50,000 restricted shares of Series A Common Stock. As originally granted, such restricted shares vested as to 50% on each of January 1, 2001 and January 1, 2002. On November 10, 1997, the TSAT Board and the Compensation Committee of the TSAT Board approved modifications to the terms of such awards, accelerating the vesting provisions to provide for vesting of 50% on February 3, 1999 and as to the remaining 50% on February 3, 2000, subject to consummation of the Restructuring Transaction. The value of Mr. Howard's restricted shares at the end of 1997 was $859,375, and the value of each of Messrs. Sophinos', Carroll's, Riddle's and Myers' restricted shares at the end of 1997 was $343,750. The Company has not paid cash dividends on the Series A Common Stock and does not anticipate paying cash dividends on the Series A Common Stock at any time in the foreseeable future.

(6) Pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "TCI 1994 Plan"), on December 13, 1995, Mr. Howard was granted 15,000 restricted shares of Series A TCI Group Stock, and in connection with the Distribution, received 1,500 restricted shares of Series A Common Stock. Such restricted shares vest as to 50% of such shares on December 13, 1999 and as to the remaining 50% on December 13, 2000. The value of such restricted shares at the end of 1997 was $429,383. TCI and the Company have not paid cash dividends on the Series A TCI Group Stock and Series A Common Stock, respectively, and do not anticipate declaring and paying cash dividends on the Series A TCI Group Stock and Series A Common Stock, respectively, at any time in the foreseeable future.

(7) On the Distribution Date, Mr. Howard was granted an option to purchase shares of Series A Common Stock representing 1.0% of the number of shares of Company Common Stock issued and outstanding on the Distribution Date, determined immediately after giving effect to the Distribution, but before giving effect to the exercise of such option or certain other options granted in connection with the Distribution.

                                     III-6

(8) On December 13, 1995, pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan (the "TCI 1995 Plan"), certain key employees of TCI were granted an aggregate of 2,757,500 options in tandem with SARs to acquire shares of Series A TCI Group Stock. Messrs. Howard, Carroll, Riddle and Myers were granted 150,000, 17,500, 17,500 and 10,000 options, respectively. In connection with the Distribution, Messrs. Howard, Carroll, Riddle and Myers received 15,000, 1,750, 1,750 and 1,000 Add-on Company Options, respectively. Each such grant of options with tandem SARs vests evenly over five years with such vesting period beginning August 4, 1995, first became exercisable on August 4, 1996 and expires on August 4, 2005. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if the grantee's employment with the Company (a) shall terminate by reason of (i) termination by the Company without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if the grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined with reference to TCI), unless in the case of an Approved Transaction, the Compensation Committee of TCI under the circumstances specified determines otherwise.

(9) Pursuant to the TSAT 1996 Plan, Messrs. Sophinos, Carroll, Riddle and Myers were each granted options with tandem SARs to purchase 100,000 shares of Series A Common Stock at a purchase price of $8.00. Each such grant of options vests evenly over five years with such vesting period beginning January 1, 1997, first became exercisable on January 1, 1998 and expires on December 31, 2006. On November 10, 1997, the TSAT Board and the TSAT compensation committee approved modifications to the vesting of all options issued pursuant to the TSAT 1996 Plan, accelerating the vesting schedules under such options from five to three years, commencing February 1998, subject to consummation of the Restructuring Transaction.

(10) Includes dollar value of annual TCI contributions to the TCI Employee Stock Purchase Plan (''TCI ESPP'') prior to the Distribution and TSAT contributions to the TSAT Employee Stock Purchase Plan (the "TSAT ESPP") beginning January 1, 1997. All named executives are fully vested in such plans, except for Mr. Sophinos who is 20% vested in the TSAT ESPP and is not a participant in the TCI ESPP. Directors who are not employees of TSAT are ineligible to participate in the TSAT ESPP. The TSAT ESPP, a defined contribution plan, enables participating employees to acquire a proprietary interest in TSAT and benefits upon retirement. Under the terms of the TSAT ESPP, employees are eligible for participation after one year of service. The TSAT ESPP's normal retirement age is 65 years. Participants may contribute up to 10% of their compensation and TSAT (by annual resolution of the TSAT Board) may contribute up to a matching 100% of the participants' contributions. The TSAT ESPP includes a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce TSAT's otherwise determined contributions. Although TSAT has not expressed an intent to terminate the TSAT ESPP, it may do so at any time. Also includes insurance premiums paid by TSAT in 1997 for the benefit of Messrs. Howard, Sophinos, Carroll, Riddle and Myers in the amount of $2,158, $740, $434, $281 and $211, respectively.

                                     III-7

     (b) Option and SARs Grants in Last Fiscal Year.  On the Distribution Date,
         -------------------------------------------
the TSAT Board adopted, and TCI, as the sole stockholder of the Company prior to the Distribution, approved, the TSAT 1996 Plan. The TSAT 1996 Plan provides for awards to be made in respect of a maximum of 3,200,000 shares of Series A Common Stock (subject to certain anti-dilution adjustments). Awards may be made as grants of stock options, SARs, restricted shares, stock units, performance awards or any combination thereof (collectively, "Awards"). Awards may be made to employees and to consultants and advisors to the Company who are not employees. Shares of Series A Common Stock that are subject to Awards that expire, terminate or are annulled for any reason without having been exercised (or deemed exercised, by virtue of the exercise of a related SAR), or are forfeited prior to becoming vested, will return to the pool of such shares available for grant under the TSAT 1996 Plan.

     The following table discloses information regarding stock options granted in tandem with SARs during the year ended December 31, 1997 to each of the named executive officers of the Company in respect of shares of Series A Common Stock under the TSAT 1996 Plan.

                           No. of       % of Total
                         Securities      Options       Exercise        Market
                         Underlying    Granted to         or            Price                            Grant Date
                          Options     Employees in    Base Price       on Grant         Expiration        Present
Name                    Granted (1)       1997          ($/Sh)      Date($/Sh) (2)         Date         Value $ (3)
--------------------    -----------   ------------    ----------    --------------      ----------      -----------
Christopher Sophinos      100,000        12.2%           $8.00         $  8.00        February 1, 2007   $  481,500
Kenneth G. Carroll        100,000        12.2%           $8.00         $  8.00        February 1, 2007   $  481,500
Lloyd S. Riddle III       100,000        12.2%           $8.00         $  8.00        February 1, 2007   $  481,500
William D. Myers          100,000        12.2%           $8.00         $  8.00        February 1, 2007   $  481,500

(1) Effective February 3, 1997, certain key employees of TSAT were granted, pursuant to the TSAT 1996 Plan, an aggregate of 820,000 options in tandem with SARs to acquire shares of Series A Common Stock at a per share exercise price of $8.00 per share and an aggregate of 325,000 restricted shares of Series A Common Stock (the "1997 Grant"). Mr. Howard was granted 125,000 restricted shares, and each of Messrs. Sophinos, Carroll, Riddle and Myers were granted 100,000 options in tandem with SARs and 50,000 restricted shares. Each such grant of options with tandem SARs vests evenly over five years with such vesting period beginning January 1, 1997, first becomes exercisable on January 1, 1998 and expires on December 31, 2006. Each such grant of restricted shares vests as to 50% on January 1, 2001 and as to the remaining 50% on January 1, 2002. On November 10, 1997, the TSAT Board and the TSAT compensation committee approved modifications to the vesting of all options issued pursuant to the TSAT 1996 Plan, accelerating the vesting schedules under such options from five to three years, commencing February 1998, subject to consummation of the Restructuring Transaction.

(2) Represents the closing market price per share of Series A Common Stock on February 4, 1997, the first day of trading following the date of grant.

                                     III-8

(3) The value shown is based on the Black-Scholes model and is stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following:
     (a) a 6.49% discount rate; (b) a 35% volatility factor; (c) the 10-year option term; (d) the closing price of Series A Common Stock on February 3, 1997; and (e) a per share exercise price of $8.00. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

     (c) Aggregated TCI Option/SAR Exercises and Fiscal Year-End TCI Option/SAR
         ----------------------------------------------------------------------
Values. In August 1997, TCI commenced offers (the "Exchange Offers") to exchange
-------
shares of Tele-Communications, Inc. Series A Ventures Group common stock (the "Series A Ventures Group Stock") and shares of Tele-Communications, Inc. Series B Ventures Group common stock for shares of Series A and Series B TCI Group Stock, respectively, (representing approximately 30% of the outstanding shares of each such series) in the ratio of one share of the applicable series of TCI Ventures Group Stock in exchange for each share of the corresponding series of TCI Group Stock properly tendered. In connection with the consummation of the Exchange Offers, all of the Adjusted TCI Options and SARs were further adjusted such that 30% of the Adjusted TCI Options and SARs were exchanged for options with tandem SARs to purchase shares of Series A TCI Ventures Group Stock. The following table provides, for the executives named in the Summary Compensation Table, information on (i) the exercise during the year ended December 31, 1997, of Add-on Company Options, Adjusted TCI Options and options to purchase Series A Liberty Group Stock, (ii) the number of shares of Series A Common Stock, Series A TCI Group Stock, Series A Liberty Group Stock and Series A TCI Ventures Group Stock represented by unexercised options owned by them at December 31, 1997, and
(iii) the value of those options as of the same date. The number of options granted to purchase shares of Series A Liberty Group Stock and Series A TCI Ventures Group Stock and the price to purchase such options have been adjusted to give effect to the distribution on February 9, 1998 by TCI of one share of Series A Liberty Group Stock for each two shares of Series A Liberty Group Stock held of record and one share of Series A TCI Ventures Group Stock for each share of Series A TCI Ventures Group Stock held of record.

                                                                           Number of
                                                                          Securities
                                                                          Underlying
                                                                          Unexercised        Value of
                                                                         Options/SARs     Unexercised In-
                                                                              at            the-Money
                                                                          December31,     Options/SARs at
                                             Shares                          1997 (#)     December 31, 1997
                                          Acquired on   Value Realized   Excercisable/   ($)Excercisable/
Name                                      Exercise (#)       ($)         Unexercisable     Unexercisable
----                                      ------------  --------------   -------------   ------------------
Gary S. Howard
  Exercisable
    Series A                                    --            --             150,815            $         --
    Series A TCI Group                          --            --             126,000            $  1,930,845
    Series A Liberty Group                      --            --              67,500            $  1,089,563
    Series A Ventures Group                     --            --             108,000            $    847,755
  Unexercisable
    Series A                                    --            --             543,261            $         --
    Series A TCI Group                          --            --              84,000            $  1,151,780
    Series A Liberty Group                      --            --              16,875            $    255,938
    Series A Ventures Group                     --            --              72,000            $    507,120

                                     III-9

                                                                           Number of
                                                                          Securities
                                                                          Underlying
                                                                          Unexercised       Value of
                                                                         Options/SARs    Unexercised In-
                                                                              at            the-Money
                                                                          December31,    Options/SARs at
                                          Shares                             1997 (#)    December 31, 1997
                                          Acquired on   Value Realized   Excercisable/   ($)Excercisable/
Name                                      Exercise (#)       ($)         Unexercisable   Unexercisable
----                                      -----------   --------------   -------------   -----------------
Christopher Sophinos
  Exercisable
    Series A                                    --             --                --           $      --
    Series A TCI Group                          --             --                --           $      --
    Series A Liberty Group                      --             --                --           $      --
    Series A Ventures Group                     --             --                --           $      --
  Unexercisable
    Series A                                    --             --           100,000           $      --
    Series A TCI Group                          --             --                --           $      --
    Series A Liberty Group                      --             --                --           $      --
    Series A Ventures Group                     --             --                --           $      --
Kenneth G. Carroll
  Exercisable
    Series A                                    --             --               940           $      --
    Series A TCI Group                          --             --             6,580           $  88,352
    Series A Liberty Group                      --             --             1,350           $  19,422
    Series A Ventures Group                     --             --             5,640           $  38,922
  Unexercisable
    Series A                                    --             --           101,210           $      --
    Series A TCI Group                          --             --             8,470           $ 113,281
    Series A Liberty Group                      --             --               900           $  12,948
    Series A Ventures Group                     --             --             7,260           $  49,910
Lloyd S. Riddle III
  Exercisable
    Series A                                    --             --               940           $      --
    Series A TCI Group                          --             --             6,580           $  88,352
    Series A Liberty Group                      --             --             1,350           $  19,422
    Series A Ventures Group                     --             --             5,640           $  38,922
  Unexercisable
    Series A                                    --             --           101,210           $      --
    Series A TCI Group                          --             --             8,470           $ 113,281
    Series A Liberty Group                      --             --               900           $  12,948
    Series A Ventures Group                     --             --             7,260           $  49,910
William D. Myers
  Exercisable
    Series A                                    --             --               940           $      --
    Series A TCI Group                          --             --             6,580           $  89,255
    Series A Liberty Group .                    --             --             3,037           $  43,700
    Series A Ventures Group                     --             --             5,640           $  39,309
  Unexercisable
    Series A                                    --             --           100,960           $      --
    Series A TCI Group                          --             --             6,720           $  90,577
    Series A Liberty Group                      --             --             2,025           $  29,133
    Series A Ventures Group                     --             --             5,760           $  39,899

                                     III-10

          (d) Compensation of Directors.  Members of the TSAT Board who are also
              --------------------------
full-time employees of the Company or TCI, or any of their respective subsidiaries, do not receive any additional compensation for their services as directors. Directors who are not full-time employees of the Company or TCI, or any of their respective subsidiaries, receive a retainer of $30,000 per year. All members of the TSAT Board are also reimbursed for expenses incurred to attend any meetings of the TSAT Board or any committee thereof. In addition, on March 6, 1998, the TSAT stockholders approved the TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Stock Option Plan (the "TSAT DSOP"). Pursuant to the TSAT DSOP, each of the persons who were directors of the Company, but not employees of the Company or any of the Company's subsidiaries (each such director, a "Nonemployee Director") as of February 3, 1997 has been granted options to purchase 50,000 shares of Series A Common Stock, and each person who becomes a Nonemployee Director after February 3, 1997 will be automatically granted options to purchase 50,000 shares of Series A Common Stock upon such person's becoming a director. The TSAT DSOP provides that the per share exercise price of each option granted under the TSAT DSOP will be equal to the fair market value of the Series A Common Stock on the date such option is granted. In general, fair market value is determined by reference to the last sale price for shares of Series A Common Stock on the date of the grant.

          (e) Employment Contracts and Termination of Employment and Change of
              ----------------------------------------------------------------
Control Arrangements.
---------------------

          Effective November 7, 1997, TSAT entered into a Termination Agreement with Mr. Riddle. The agreement provides for Mr. Riddle's employment with TSAT to terminate on March 31, 1998 and for Mr. Riddle to receive 39 weeks of pay upon meeting certain conditions, including but not limited to Mr. Riddle devoting his full time, attention and best efforts on behalf of TSAT through March 31, 1998. Mr. Riddle will receive an additional 52 weeks of severance pay as well as certain severance benefits if he meets the conditions of TSAT's 1997 PRIMESTAR Transition Severance Pay Plan. The agreement also provides for the acceleration of the vesting of all stock options, SARs and restricted shares held by Mr. Riddle arising out of his employment by TSAT and his former employment by TCI.

          (f) Additional Information with respect to Compensation Committee
              -------------------------------------------------------------
Interlocks and Insider Participation in Compensation Decisions.
---------------------------------------------------------------

          The members of the Company's compensation committee are Messrs. William E. Johnson and John W. Goddard, each a director of the Company. None of the members of the compensation committee are or were officers of the company or any of its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners.  The following
              ------------------------------------------------
table lists stockholders believed by the Company to be the beneficial owners of more than five percent of the outstanding Company Common Stock as of December 31, 1997. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. The number of shares in the table of Dr. Malone includes interests in shares held by the trustee of the TCI ESPP. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them except as otherwise stated in the notes to the table, and except for the shares held by the trustee of the TCI ESPP for the benefit of Dr. Malone, which shares are voted at the discretion of the trustee.

                                     III-11


                                                        Number of
                                                         Shares
            Name and Address               Title      Beneficially       Percent      Voting
          of Beneficial Owner             of Class        Owned        of Class (1)  Power (1)
          -------------------             --------  -----------------  ------------  ---------
The Estate of Bob Magness                 Series A       152,273 (2)          *         21.5%
   5619 DTC Parkway                       Series B     3,053,585 (2)         36.1%
   Englewood, Colorado

John C. Malone, Chairman of the Board     Series A       806,061 (3)(4)       1.4%      24.6%
   5619 DTC Parkway                       Series B     3,439,958 (4)(5)      40.6%
   Englewood, CO

The Associated Group, Inc                 Series A     1,247,997 (6)          2.2%       5.8%
   200 Gateway Towers                     Series B       707,185 (7)          8.4%
   Pittsburgh, Pennsylvania

Kim Magness (individually and             Series A       231,533 (2)(8)       *          5.0%
as Personal Representative of the         Series B       686,421 (2)(8)       8.1%
Estate of Betsy Magness)
   4000 E. Belleview
   Greenwood Village, Colorado

Harris Associates L.P.                    Series A     4,224,316 (9)          7.3%       3.0%
   2 North LaSalle Street                 Series B            --               --
   Chicago, Illinois

Snyder Capital Management L.P.            Series A     4,140,800 (10)         7.1%       2.9%
   350 California Street                  Series B            --               --
   San Francisco, California

RB Haave Associates                       Series A     2,964,400 (11)         5.1%       2.1%
   36 Grove Street                        Series B            --               --
   New Canaan, Connecticut

________________________
*       Less than one percent.

(1) Based on 58,239,136 shares of Series A Common Stock and 8,465,324 shares of Series B Common Stock outstanding as of December 31, 1997.

(2) Effective January 5, 1998, Messrs, Donne F. Fisher and Daniel L. Ritchie resigned and Mr. Kim Magness and Mr. Gary Magness were appointed Co-Personal Representatives of the Estate of Bob Magness.

(3) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with SARs in November of 1992 to acquire 100,000 shares of Series A Common Stock, all of which options are currently exercisable; and (ii) stock options granted in tandem with SARs in December of 1995 to acquire 100,000 shares of Series A Common Stock, of which options to purchase 40,000 shares are currently exercisable. Also assumes the exercise in full of options to purchase 50,000 shares of Series A Common Stock granted pursuant to the TSAT DSOP effective February 3, 1997, none of which options are vested.

(4) On July 31, 1997, Kearns-Tribune Corporation became a subsidiary of TCI. Pursuant to an agreement dated September 23, 1997, Dr. Malone exchanged 911,250 shares of his Series A Common Stock for 911,250 shares of Series B Common Stock, which prior to such exchange, had been held by Kearns-Tribune Corporation.

                                     III-12

(5) Includes 117,300 shares of Series B Common Stock held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone disclaims any beneficial ownership of such shares.

(6) The number of shares in the table is based on information provided by the respective stockholder.

(7) The number of shares in the table is based upon information provided by The Associated Group on February 26, 1998. Said corporation has shared voting power and dispositive power over 707,185 shares of Series B Common Stock.

(8) Includes 210,533 shares of Series A Common Stock and 634,621 shares of Series B Common Stock held by the Estate of Betsy Magness. Mr. Magness is deemed to have beneficial ownership over such shares as Personal Representative of the Estate of Betsy Magness. Also assumes the exercise in full of all Add-on Company Options and Add-on Company SARs, whether or not then exercisable or in-the-money of stock options granted in November of 1994 to acquire 5,000 shares of Series A Common Stock, of which options to acquire 3,000 shares are currently exercisable.

(9) The number of shares in the table is based upon a Schedule 13G, dated January 27, 1998, filed by Harris Associates L.P. which Schedule 13G reflects that said corporation has sole voting power over no shares and sole dispositive power over 4,222,326 shares of Series A Common Stock.

(10) The number of shares in the table is based upon a Schedule 13G, dated February 12, 1998, filed by Snyder Capital Management L.P. which Schedule 13G reflects that said company has shared voting power over 3,706,900 shares and shared dispositive power over 3,952,200 shares of Series A Common Stock.

(11) The number of shares in the table is based upon information provided by R.B. Haave Associates on March 3, 1998. Said company has sole voting and dispositive power over 2,964,400 shares of Series A Common Stock.

                                     III-13

          (b) Security Ownership of Management.  The following table lists the
              ---------------------------------
number of shares of Company Common Stock believed to be owned beneficially by each director, each of the executive officers named in the above Summary Compensation Table, and all directors and executive officers as a group as of December 31, 1997, according to data furnished by the persons named. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. The number of shares in the table is based on amounts which include interests of the named directors or executive officers or members of the group of directors and executive officers in shares held by the trustee of the TSAT ESPP, shares held by the trustee of the TCI ESPP and shares held by the trustee of the United Artist Entertainment Employee Stock Ownership Plan for their respective accounts. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them except for the shares held by the trustee of the TCI ESPP for the benefit of such person, which shares are voted at the discretion of the trustee.

                                              Number of Shares
                                             Beneficially Owned                  Percent of Class(1)
                                    -----------------------------------         ---------------------      Voting
              Name                     Series A             Series B            Series A     Series B     Power (1)
              ----                     --------             --------            --------     --------     ---------
Directors:
          John C. Malone             806,061 (2)(4)     3,439,958 (3)(4)      1.4%         40.6%            24.6%
          Gary S. Howard             828,756 (5)               --             1.4%           --               *
          David P. Beddow            414,525 (6)               --               *            --               *
          William E. Johnson          51,900 (7)               10               *             *               *
          John W. Goddard             51,408 (7)(8)         1,425 (8)           *             *               *
          Leo J. Hindery, Jr.         50,000 (7)               --               *            --               *
Other Named Executive Officers:
          Christopher Sophinos       152,495 (9)               --               *            --               *
          Kenneth G. Carroll         154,713 (10)              --               *            --               *
          Lloyd S. Riddle III        156,653 (10)              --               *            --               *
          William D. Myers           154,905 (11)              --               *            --               *
All directors and executive
 officers
   as a group (ten persons)        2,821,416            3,441,393             4.7%         40.7%            25.7%

_____________________________
* Less than one percent.

(1) Based on 58,239,136 shares of Series A Common Stock and 8,465,324 shares of Series B Common Stock outstanding as of December 31, 1997.

(2) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with SARs in November of 1992 to acquire 100,000 shares of Series A Common Stock, all of which options are currently exercisable; and (ii) stock options granted in tandem with SARs in December of 1995 to acquire 100,000 shares of Series A Common Stock, of which options to purchase 40,000 shares are currently exercisable. Also assumes the exercise in full of options to purchase 50,000 shares of Series A Common Stock granted pursuant to the TSAT DSOP effective February 3, 1997, none of which options are vested.

(3) Includes 117,300 shares of Series B Common Stock held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone disclaims any beneficial ownership of such shares.

                                     III-14

(4) On July 31, 1997, Kearns-Tribune Corporation became a subsidiary of TCI. Pursuant to an agreement dated September 23, 1997, Dr. Malone exchanged 911,250 shares of his Series A Common Stock for 911,250 shares of Series B Common Stock, which prior to such exchange, had been held by Kearns-Tribune Corporation.

(5) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with SARs in November of 1992 to acquire 5,000 shares of Series A Common Stock, all of which options are currently exercisable; (ii) stock options in tandem with SARs granted in October of 1993 to acquire 5,000 shares of Series A Common Stock, all of which options are currently exercisable; (iii) stock options in tandem with SARs granted in November of 1994 to acquire 5,000 shares of Series A Common Stock, of which options to acquire 3,000 shares are currently exercisable; (iv) stock options granted in tandem with SARs in December of 1995 to purchase 15,000 shares of Series A Common Stock, of which options to acquire 6,000 shares are currently exercisable; and (v) stock options granted in December of 1996 to purchase 664,076 shares of Series A Common Stock, of which options to acquire 132,815 shares are currently exercisable. Additionally assumes the vesting in full of 126,500 restricted shares of Series A Common Stock, none of which are currently vested. Also includes 1,022 shares of Series A Common Stock held by trusts in which Mr. Howard is beneficial owner as trustee for his children.

(6) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with SARs in October of 1993 to acquire 750 shares of Series A Common Stock, all of which options are currently exercisable; (ii) stock options granted in tandem with SARs in November of 1994 to acquire 5,000 shares of Series A Common Stock, of which options to purchase 3,000 shares are currently exercisable;
     (iii) stock options granted in tandem with SARs in December of 1995 to purchase 25,000 shares of Series A Common Stock, of which options to purchase 10,000 shares are currently exercisable; and (iv) stock options granted in December of 1996 to purchase 332,038 shares of Series A Common Stock, of which options to acquire 66,407 shares are currently exercisable. Additionally assumes the vesting in full of 1,500 restricted shares of Series A Common Stock, none of which are currently vested. Also assumes the exercise in full, whether or not then exercisable or in-the-money, of options to purchase 50,000 shares of Series A Common Stock granted pursuant to the TSAT DSOP effective February 3, 1997, none of which options are vested.

(7) Assumes the exercise in full, whether or not then exercisable or in-the-money, of options to purchase 50,000 shares of Series A Common Stock granted pursuant to the TSAT DSOP, none of which options are vested.

(8) Includes 478 shares of Series A Common Stock held by Mr. Goddard's wife, of which Mr. Goddard is beneficial owner, and 129 shares of Series B Common Stock held by a trust in which Mr. Goddard is beneficial owner as trustee.

(9) Assumes the exercise in full, whether or not then exercisable or in-the-money, of stock options granted in tandem with SARs in February of 1997 to purchase 100,000 shares of Series A Common Stock, none of which are currently exercisable and assumes the vesting in full of 50,000 restricted shares of Series A Common Stock, none of which are currently vested.

                                     III-15

(10) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with SARs in November of 1994 to acquire 400 shares of Series A Common Stock, of which options to acquire 240 shares of Series A Common Stock are currently exercisable; and
     (ii) stock options granted in tandem with SARs in December of 1995 to purchase 1,750 shares of Series A Common Stock, of which options to purchase 700 shares of Series A Common Stock are currently exercisable. Additionally assumes the exercise in full, whether or not then exercisable or in-the-money, of stock options granted in tandem with SARs in February of 1997 to purchase 100,000 shares of Series A Common Stock, none of which are currently exercisable and assumes the vesting in full of 50,000 restricted shares of Series A Common Stock, none of which are currently vested.

(11) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with SARs in November of 1994 to acquire 900 shares of Series A Common Stock, of which options to acquire 540 shares of Series A Common Stock are currently exercisable; and
     (ii) stock options granted in tandem with SARs in December of 1995 to purchase 1,000 shares of Series A Common Stock, of which options to purchase 400 shares are currently exercisable. Additionally assumes the exercise in full, whether or not then exercisable or in-the-money, of stock options granted in tandem with SARs in February of 1997 to purchase 100,000 shares of Series A Common Stock, none of which are currently exercisable and assumes the vesting in full of 50,000 restricted shares of Series A Common Stock, none of which are currently vested.


Item 13.  Certain Relationships and Related Transactions.
--------  ----------------------------------------------

          John Malone is currently the Chairman of the Board and a director of TCI and is also the Chairman of the Board and a director of the Company. Dr. Malone is also a principal stockholder of both TCI and the Company. In addition, as an officer of TCIC prior to the Distribution, Gary Howard, the Chief Executive Officer and a director of the Company, had the benefit of certain undertakings of indemnification from TCI and TCIC, which have survived the Distribution.

          The Company was formed in connection with the Distribution to own and operate certain businesses of TCI constituting all of TCI's interests in the Digital Satellite Business. On the Distribution Date, TCI distributed all the shares of Company Common Stock held by TCI to the holders of record of TCI Group Stock (other than certain subsidiaries of TCI that waived their right to participate in such distribution), on the basis of one share of Series A Stock for each ten shares of Series A TCI Group Stock, and one share of Series B Common Stock for each ten shares of Series B TCI Group Stock held by such holders.

          TCI, through various subsidiaries, was engaged in the business of distributing PRIMESTAR/(R)/ from December 1990 until the consummation of the Distribution. TCI Digital Satellite Entertainment, Inc., a Colorado corporation ("Digital"), was incorporated in February 1995 in order to consolidate the PRIMESTAR By TCI distribution business into one subsidiary. In connection with the Distribution, Digital was merged with and into the Company, as a means of reincorporating Digital in Delaware.

                                     III-16

          Since the consummation of the Distribution, the Company and TCI have operated independently. However, for the purposes of governing certain of the ongoing relationships between the Company and TCI after the Distribution, and to provide mechanisms for an orderly transition, the Company and TCI entered into various agreements, including the "Reorganization Agreement," the "Transition Services Agreement," an amendment to TCI's existing "Tax Sharing Agreement," the "Indemnification Agreements," the "Trade Name and Service Mark Agreement" and the "Share Purchase Agreement," all of which are described below. In addition, through December 31, 1997, TCIC provided installation, maintenance, retrieval and other customer fulfillment services for certain customers of the Company, pursuant to the "Fulfillment Agreement," and entered into the "TCIC Credit Facility" with the Company, both of which are described below.

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

          Pursuant to the Reorganization Agreement, the Company assumed TCI's obligations under options granted to Brendan R. Clouston, Larry E. Romrell and David P. Beddow to purchase shares of Series A Common Stock representing 1.0%, 1.0% and 0.5%, respectively, of the shares of Company Common Stock issued and outstanding on the Distribution Date, determined immediately after giving effect to the Distribution but before giving effect to the issuance of the shares of Series A Common Stock issuable upon exercise of such options; and granted an option to TCI to purchase up to 4,765,000 shares of Series A Common Stock (as such number may be adjusted to reflect stock dividends, stock splits and the like), for a purchase price equal to the par value of such shares, as necessary to satisfy TCI's obligations to deliver shares of Series A Common Stock upon conversion of certain convertible securities of TCI as a result of the Distribution. During the year ended December 31, 1997, the Company issued 258,000 shares of Series A Common Stock to TCI for aggregate consideration of $258,000 under this arrangement.

          Transition Services Agreement. During 1997 and pursuant to the Transition Services Agreement, TCI provided to the Company certain services including (i) tax reporting, financial reporting, payroll, employee benefit administration, workers' compensation administration, telephone, fleet management, package delivery, management information systems, billing, lock box, remittance processing and risk management services, (ii) other services typically performed by TCI's accounting, finance, treasury, corporate, legal, tax, benefits, insurance, facilities, purchasing, fleet management and advanced information technology department personnel, (iii) use of telecommunications and data facilities and of systems and software developed, acquired or licensed by TCI from time to time for financial forecasting, budgeting and similar purposes, including without limitation any such software for use on personal computers, in any case to the extent available under copyright law or any applicable third-party contract, (iv) technology support and consulting services, and (v) such other management, supervisory, strategic planning or other services as the Company and TCI may from time to time mutually determine to be necessary or desirable.

          Pursuant to the Transition Services Agreement, TCI has also agreed to provide the Company with certain most-favored-customer rights to programming services that TCI or a wholly owned subsidiary of TCI may own in the future and access to any volume discounts that may be available to TCI for purchase of HSDs, satellite receivers and other equipment.

                                     III-17

          As compensation for services rendered to the Company and for the benefits made available to the Company pursuant to the Transition Services Agreement, the Company is required to pay TCI a fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers) per month, commencing with the Distribution Date, up to a maximum of $3 million per month, and reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. During the year ending on December 31, 1997, the Company was charged $11,579,000 pursuant to the Transition Services Agreement. Upon consummation of the Restructuring Transaction, TSAT and TCI have agreed that the Transition Services Agreement will be terminated.

          Indemnification Agreements. On the Distribution Date, the Company entered into the Indemnification Agreements with TCIC and TCI UA 1. The Indemnification Agreement with TCIC provides for the Company to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued by the Bank of New York for the account of TCIC to support the Company's share of PRIMESTAR Partners' obligations under the GE-2 Agreement, with respect to PRIMESTAR Partners' use of transponders on GE-2. At December 31, 1997, the drawable amount of such letter of credit was $25,000,000.

          The Indemnification Agreement with TCI UA 1 provides for the Company to reimburse TCI UA 1 for any amounts drawn under the TCI UA 1 Letter of Credit, which supports the PRIMESTAR Credit Facility that was obtained by PRIMESTAR Partners to finance advances to Tempo for payments due in respect of the construction of the Company Satellites and that is supported by letters of credit arranged for by affiliates of the partners of the Partnership (other than GEAS). The amount of the TCI UA 1 Letter of Credit was $141,250,000 at December 31, 1997.

          The Indemnification Agreements further provide for the Company to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of the Company to TCIC and TCI UA 1, under such Indemnification Agreements are subordinated in right of payment with respect to certain future obligations of the Company to financial institutions. During the year ended December 31, 1997, the aggregate amount paid by the Company to TCI under the Indemnification Agreements was $706,000. Such amount represents the aggregate fees incurred by TCI with respect to the TCI UA 1 Letter of Credit.

          Trade Name and Service Mark License Agreement. Pursuant to the Trade Name and Service Mark License Agreement (the "License Agreement"), TCI granted to the Company, for an initial term of three years following the Distribution, a non-exclusive non-assignable license to use certain trade names and service marks specifically identified in the License Agreement, including the mark "TCI" in the context of the Digital Satellite Business. The License Agreement provides, among other things, that all advertising, promotion and use of certain of TCI's trade names and service marks by the Company shall be consistent with TCI guidelines and standards, as well as subject to TCI approval in certain circumstances. Since the Distribution, the Company has taken steps to phase out the use of the TCI names and marks covered by the License Agreement, except in connection with its corporate name. The Company and TCI intend to amend the License Agreement immediately prior to the closing of the Restructuring Transaction to reflect such limited use.

          Fulfillment Agreement. TCIC historically provided the Company with certain customer fulfillment services for PRIMESTAR/(R)/ customers enrolled by the Company's direct sales force or the National Call Center. Charges for such services were allocated to the Company by TCIC based on scheduled rates.

                                     III-18

          During 1997 and pursuant to the Fulfillment Agreement, TCIC provided fulfillment services to the Company with respect to customers of the PRIMESTAR/(R)/ medium power service. Such services included installation, maintenance, retrieval, inventory management and other customer fulfillment services. Among other matters, the Fulfillment Agreement (i) set forth the responsibilities of TCIC with respect to fulfillment services, including performance standards, (ii) provided for TCIC's fulfillment sites to be connected to the billing and information systems used by the Company, allowing for on-line scheduling and dispatch of installation and other service calls, and
(iii) provided scheduled rates to be charged to the Company for the various customer fulfillment services to be provided by TCIC. The Company retained sole control under the Fulfillment Agreement to establish the retail prices and other terms and conditions on which installation and other services were provided to the Company's customers. The Fulfillment Agreement also provided that, during the term of the Fulfillment Agreement, TCIC would not provide fulfillment services to any other Ku-band, Ka-band, DBS, BSS, FSS, C-band, wireless or other similar or competitive provider or distributor of television programming services (other than traditional cable). The Fulfillment Agreement, as amended, terminated in accordance with its terms effective December 31, 1997. During the year ended December 31, 1997, the aggregate amount paid by the Company to TCIC for fulfillment services was $54,823,000.

          TCIC Credit Facility. In connection with the Distribution, the Company and TCIC entered into the TCIC Credit Facility, which among other things, provided for a revolving credit facility (the "TCIC Revolving Loans"). In connection with the February 1997 issuance of the Notes and the March 1997 determination that GE-2 was commercially operational, borrowing availability pursuant to the TCIC Credit Facility was terminated.

          Call Center LLC. In March 1997, TSAT and TCI agreed to form a limited liability company (the "Call Center LLC") through which TSAT and TCI were to conduct various customer call service operations. The initial ownership interests of TSAT and TCI in the Call Center LLC were to be 28% and 72%, respectively. In June 1997, TSAT and TCI agreed not to form the Call Center LLC. In March 1997, TCI began providing customer call services to TSAT based upon a per call charge. Charges for such services aggregated $12,173,000 in 1997.

          Other Arrangements. On the Distribution Date, TCI and the Company entered into the Share Purchase Agreement, which obligates TCI and the Company to sell to each other from time to time, at the then current market price, shares of Series A TCI Group Common Stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations under Adjusted TCI Options and Add-on Company Options held after the Distribution Date by their respective employees and non-employee directors. During the year ended December 31, 1997, the Company issued 33,000 shares of Series A Common Stock to TCI for aggregate consideration of $213,000 under this arrangement.

          Certain officers of the Company who were officers or directors of TCI and/or TCIC prior to the Distribution received undertakings of indemnification from TCI and/or TCIC. Such undertakings survived the Distribution.

                                     III-19

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

          Certain members of TSAT's management and the TSAT Board have certain interests in the Roll-up Plan, as described below:

          Directors and Officers of New PRIMESTAR. Certain of the current directors and officers of TSAT will become directors and officers of New PRIMESTAR upon consummation of the Restructuring Transaction and will serve as directors and officers of both TSAT and New PRIMESTAR until the TSAT Merger is consummated, at which time they will cease to be officers and directors of TSAT and will continue as officers and directors of New PRIMESTAR (unless they have been earlier replaced in accordance with the certificate of incorporation and bylaws of New PRIMESTAR). These include Gary S. Howard, the Chief Executive Officer and a director of TSAT, who will serve as a director of New PRIMESTAR, and John C. Malone, Leo J. Hindery, Jr. and John W. Goddard, all of whom are directors of TSAT and will serve as directors of New PRIMESTAR.

          Treatment of TSAT Options, Stock Appreciation Rights and Restricted Stock Awards. As of February 3, 1998, executive officers and directors of TSAT held options ("TSAT Options") under the TSAT 1996 Plan to purchase an aggregate of 1,064,076 shares of Series A Common Stock at various exercise prices and subject to various vesting schedules. All of the TSAT Options issued under the TSAT 1996 Plan were issued in tandem with stock appreciation rights ("TSAT SARs") with respect to Series A Common Stock. In the case of a tandem option or stock appreciation right, the related stock appreciation right or option, as the case may be, is considered to have been exercised to the extent of the number of shares of TSAT Common Stock with respect to which such related tandem option or stock appreciation right is exercised.

                                     III-20

          The TSAT Options and TSAT SARs will remain outstanding following the consummation of the Restructuring Transaction, as obligations of TSAT, but will be amended to provide that service as an employee of, or consultant to, New PRIMESTAR following the closing date of the Restructuring Transaction will be deemed to constitute service as an employee of, or consultant to, TSAT, for all purposes of such awards and the TSAT 1996 Plan.

          At the effective time of the TSAT Merger, (x) all TSAT Options outstanding immediately prior to the effective time of the TSAT Merger, whether vested or unvested, (y) all obligations of TSAT under the TSAT 1996 Plan and the TSAT DSOP (collectively, the "TSAT Plans") and (z) the agreements evidencing the grants of such TSAT Options will be assumed by New PRIMESTAR. Pursuant to the TSAT Merger Agreement, at the effective time of the TSAT Merger, each TSAT Option outstanding immediately prior to such effective time will be deemed to constitute an option to acquire, on the same terms and conditions as were applicable under such TSAT Option, the same number of shares of New PRIMESTAR Class A Common Stock as the holder of such TSAT Option would have been entitled to receive pursuant to the TSAT Merger had such holder exercised such TSAT Option in full immediately prior to the effective time of the TSAT Merger, at a price per share equal to the exercise price for the shares of Series A Common Stock otherwise purchasable pursuant to such TSAT Option; provided, however, that in the case of any option to which Section 421 of the Internal Revenue Code of 1986, as amended (the "Code") applies by reason of its qualification under either Section 422 or 424 of the Code ("qualified stock options"), the option price, the number of shares purchasable pursuant to such option and the terms and conditions of exercise of such option will be determined in order to comply with Section 424(a) of the Code. The TSAT Merger Agreement provides that New PRIMESTAR will comply with the terms of the TSAT Plans and ensure, to the extent required by, and subject to the provisions of, the TSAT Plans, that the TSAT Options that qualified as qualified stock options prior to the effective time of the TSAT Merger continue to qualify as qualified stock options after such effective time. New PRIMESTAR will be entitled to make any changes to the TSAT Plans as will be necessary to give effect to the TSAT Merger. TSAT SARs issued in tandem with TSAT Options will be similarly modified.

          On November 10, 1997, the TSAT Board and the Compensation Committee of the TSAT Board approved modifications to the vesting provisions of all TSAT Options issued pursuant to the TSAT 1996 Plan and the TSAT DSOP, accelerating the vesting schedules under such options from five to three years, subject to consummation of the Restructuring Transaction. Accordingly, if the Restructuring Transaction is consummated, such TSAT Options will vest in three equal annual installments, commencing February 1998. TSAT Options granted prior to the Distribution, which were 40% vested in February 1998, will become two-thirds vested in February 1999 and fully vested in February 2000. If the Restructuring Transaction is not consummated, such options will continue to vest in five equal annual installments, commencing February 1998.

                                     III-21

          The following table indicates for each person who is an executive officer or director of TSAT and who held TSAT Options (including TSAT Options issued in tandem with TSAT SARs) at February 3, 1998, (a) the number of shares of Series A Common Stock subject to such options and/or stock appreciation rights that were vested at February 3, 1998, (b) the number of shares of Series A Common Stock subject to such options and/or stock appreciation rights that were not vested at such date, and (c) the exercise price per share of Series A Common Stock of all such options and/or stock appreciation rights (whether vested or unvested). The total number of shares of New PRIMESTAR Class A Common Stock that would be subject to such options and/or stock appreciation rights immediately following the effective time of the TSAT Merger assuming that all such options and/or stock appreciation rights continue to be outstanding immediately prior to such effective time would be equal to the number of shares of Series A Common Stock identified in the table. The exercise or base price per share of New PRIMESTAR Class A Common Stock of such options and/or stock appreciation rights immediately following the effective time of the TSAT Merger would be equal to the exercise price of the TSAT Options. The TSAT Options listed opposite the name of each person in the table below (including TSAT Options issued in tandem with TSAT SARs) include all TSAT Options and TSAT SARs granted to such person under incentive plans of TSAT or otherwise. The vesting information indicated assumes that the Restructuring Transaction is consummated.

                                     III-22

                        Series A Common   Series A Common   Exercise Price
      Option and        Stock Subject to  Stock Subject to     of TSAT
      ----------         Vested Options   Unvested Options  Options and/or
      SAR Holder          and/or SARs       and/or SARs          SARs
----------------------  ----------------  ----------------  --------------
Gary S. Howard                   265,630           398,446           $8.86
Christopher Sophinos              33,333            66,667           $8.00
Kenneth G. Carroll                33,333            66,667           $8.00
Lloyd S. Riddle                   33,333            66,667           $8.00
William D. Myers                  33,333            66,667           $8.00
John C. Malone                    16,667            33,333           $8.00
William E. Johnson                16,667            33,333           $8.00
John W. Goddard                   16,667            33,333           $8.00
David P. Beddow                  132,815           199,223           $8.86
                                  16,667            33,333           $8.00
Leo J. Hindery, Jr.                   --            50,000           $6.50



                                     III-23

          As of February 3, 1998, executive officers and directors of TSAT held restricted stock awards ("TSAT Restricted Stock Awards") under the TSAT 1996 Plan representing the right to receive, upon vesting as described below, an aggregate of 325,000 shares of Series A Common Stock. Mr. Howard held 125,000 TSAT Restricted Stock Awards and Messrs. Sophinos, Carroll, Riddle and Myers each held 50,000 Restricted Stock Awards, all of which were not vested as of February 3, 1998. As originally granted, each TSAT Restricted Stock Award vested 50% on each of January 1, 2001 and January 1, 2002. On November 10, 1997, the TSAT Board and the Compensation Committee of the TSAT Board approved modifications to the terms of such awards, accelerating the vesting provisions to provide for vesting of 50% on each of the second and third anniversaries of the date of grant, subject to consummation of the Restructuring Transaction. At the effective time of the TSAT Merger, pursuant to the TSAT Merger Agreement,
(x) all TSAT Restricted Stock Awards outstanding immediately prior to such effective time, whether vested or unvested, and the agreements evidencing the grants of such TSAT Restricted Stock Awards, will be assumed by New PRIMESTAR, and (y) each TSAT Restricted Stock Award will be deemed to constitute a restricted stock award, on the same terms, with respect to a number of shares of New PRIMESTAR Class A Common Stock equal to the number of shares of Series A Common Stock previously subject to such TSAT Restricted Stock Award.

                                     III-24

          Indemnification. The TSAT Merger Agreement provides that all rights to indemnification for acts or omissions occurring prior to the effective time of the TSAT Merger existing in favor of the current or former directors or officers of TSAT and its subsidiaries will survive the consummation of the TSAT Merger and continue in full force and effect in accordance with their respective terms.

          Directors' and Officers' Liability Insurance. The TSAT Merger Agreement provides that, for a period of not less than three years from the effective time of the TSAT Merger, directors' and officers' liability insurance will be maintained covering current TSAT directors and officers on terms and conditions no less advantageous than TSAT's existing insurance, to the extent such coverage can be maintained or procured by the payment of an annual premium not exceeding one and one-half times the current annual premium paid by TSAT for its existing coverage.

          Registration Rights. Pursuant to the Registration Rights Agreement, the Specified Class B Stockholders (as defined therein), including John C. Malone, currently Chairman of the Board and a director of TSAT, will have, subject to certain conditions, both "demand" and "piggyback" registration rights to require New PRIMESTAR to register all or any portion of the New PRIMESTAR Common Stock then owned by them.

          Stockholders Agreement. The Stockholders Agreement will provide that, in connection with certain proposed transfers of New PRIMESTAR securities by the parties to the Restructuring Transaction, the other such parties will have certain rights to acquire such securities, on the terms and conditions set forth therein. Although immediately following the closing of the Restructuring Transaction, John C. Malone will not own directly any shares of New PRIMESTAR Class B Common Stock (all of which will be owned by TSAT), Dr. Malone will execute the Stockholders Agreement on the closing date of the Restructuring Transaction as a Specified Class B Stockholder (as defined therein), and will be entitled to exercise certain rights thereunder, including the rights of first refusal. TSAT will also be a party to the Stockholders Agreement as a Specified Class B Stockholder, prior to consummation of the TSAT Merger, and accordingly will be bound by, and entitled to the benefits of, the rights of first refusal set forth therein. However, during the term of the TSAT Merger Agreement, certain covenants provided for in the TSAT Merger Agreement may, as a practical matter, prevent TSAT from exercising such rights. TSAT's inability to exercise its rights of first refusal under the Stockholders Agreement during the terms of the TSAT Merger Agreement may have the effect of enhancing the rights of Dr. Malone under the Stockholders Agreement during such period.

                                     III-25

          In connection with the Roll-up Plan, TSAT entered into the following related agreements:

          Stockholders Agreement. Pursuant to the Restructuring Agreement, each of TWE, Newhouse, Comcast, Cox and MediaOne (collectively, the "Class C Stockholders"), the Specified Class B Stockholders (as defined below). GE Americom and New PRIMESTAR will enter into a Stockholders Agreement (the "Stockholders Agreement") on the Closing Date, which will provide for, among other things, certain provisions relating to the nomination of directors to the New PRIMESTAR Board of Directors and certain voting agreements, transfer restrictions, conversion restrictions, rights of first refusal and other rights and obligations of the Class C Stockholders, the Specified Class B Stockholders and GE Americom in connection with their respective shares of New PRIMESTAR Common Stock. The term of the Stockholders Agreement will be ten years. As used herein, the term "Specified Class B Stockholders" means (i) prior to the TSAT Merger, TSAT (and for certain purposes, John C. Malone), and (ii) after the TSAT Merger, John C. Malone (and, under certain circumstances, certain other holders of New PRIMESTAR Class B Common Stock). Although immediately following the Closing of the Restructuring Transaction, Dr. Malone will not own directly any shares of New PRIMESTAR Class B Common Stock (all of which will be owned by TSAT), he will nevertheless execute the Stockholders Agreement on the Closing Date as a Specified Class B Stockholder and be entitled to exercise certain rights thereunder, including the rights of first refusal.

          Registration Rights Agreement. Pursuant to the Restructuring Agreement, at the Closing, a registration rights agreement (the "Registration Rights Agreement") will be entered into among New PRIMESTAR, TSAT, the Class C Stockholders, GE Americom and John C. Malone. The registration Rights Agreement will provide that each fo the Class C Stockholders, the Specified Class B Stockholders, GE Americom, respectively, and their respective affiliates, will have certain rights, under specific circumstances and subject to certain conditions and exceptions, to require New PRIMESTAR to register under the Securities Act all or any portion of their respective shares of New PRIMESTAR Class A Common Stock and New PRIMESTAR Class B common Stock.

          Reimbursement Agreements. Prior to entering into the Restructuring Agreement, affiliates of each of the Partners (or, in the case of TSAT, affiliates of TCI) other than GEAS provided letters of credit (collectively, the "PRIMESTAR Letters of Credit") to secure certain obligations of the Partnership under (i) the GE-2 Agreement and (ii) the PRIMESTAR Credit Facility. Pursuant to the TSAT Asset Transfer Agreement, New PRIMESTAR will assume the rights and obligations of TSAT under the Indemnification Agreements between TSAT and the affiliates of TCI that issued PRIMESTAR Letters of Credit, which include reimbursement obligations in favor of such TCI affiliates with respect to such PRIMESTAR Letters of Credit on substantially the same terms as the Reimbursement Agreements. Each of TWE, Comcast, Cox, MediaOne and TCI (or their respective affiliates) will be paid a fee to be negotiated in consideration of their agreement to maintain such PRIMESTAR Letters of Credit outstanding for a period of time following the Closing Date.

          Letter Agreement. In connection with the execution and delivery of the Restructuring Agreement by the parties thereto, John C. Malone entered into a letter of agreement, dated February 6, 1998, for the benefit of such parties (the "Letter Agreement"). The Letter Agreement provides for, among other things, the agreement of Dr. Malone to enter into the Stockholders Agreement and the Registration Rights Agreement at the Closing of the Restructuring Transaction, to cooperate in good faith in the preparation of the Registration Statement and this Proxy Statement/Prospectus, including the provision to TSAT and New PRIMESTAR of information regarding Dr. Malone required to be included therein, and to use reasonable efforts to respond to any request for information relating to the Restructuring Transaction by a governmental entity.

                                     III-26

          TSAT Tempo Agreement. In connection with the execution and delivery of the Restructuring Agreement, the Company and New PRIMESTAR entered into the TSAT Tempo Agreement dated as of February 6, 1998, pursuant to which, among other things, the Company granted to New PRIMESTAR the exclusive and irrevocable option, exercisable at any time during the term of the TSAT Tempo Agreement, upon receipt of FCC approval of the transfer of control of Tempo to New PRIMESTAR (including approval of a transfer in anticipation of a subsequent sale), to purchase from the Company (at the Option Holder's election) either (x) all the issued and outstanding shares of capital stock of Tempo or (y) all the rights, title and interests of TSAT in, to and under the Tempo Assets (as defined below), in either case for an aggregate purchase price equal to $2.5 million plus, in the case of an asset purchase, the assumption by the Option Holder of all obligations and liabilities of Tempo in respect of the Tempo Assets, other than those incurred in violation of the TSAT Tempo Agreement. The Option Holder, in its sole discretion, is entitled to assign the TSAT Tempo Agreement and New PRIMESTAR's rights, interests and obligations thereunder at any time. "Tempo Assets" means (i) the FCC Permit, (ii) the Tempo Satellites,
(iii) the Satellite Construction Agreement, and (iv) all rights, claims and causes of action under the Satellite Construction Agreement, all insurance claims in respect of the Tempo Satellites, and Tempo's rights under the Tempo Option Agreement.

                                     III-27

          TSAT Stockholders Agreement. In connection with the execution and delivery of the Restructuring Agreement, TSAT, John C. Malone and New PRIMESTAR entered into a stockholders agreement dated as of February 6, 1998 (the "TSAT Stockholders Agreement"), which provides, among other things, that until the termination of the TSAT Merger Agreement, each TSAT Stockholder (as defined below) will vote or act by written consent with respect to (or cause to be voted or acted upon by written consent) all shares of TSAT Common Stock held of record or beneficially owned by such TSAT Stockholder and all shares of TSAT Common Stock as to which such TSAT Stockholder has voting control (1) in favor of the TSAT Merger Agreement and the transactions contemplated thereby and (2) except for the transactions contemplated by the TSAT Merger Agreement, against any merger acquisition, consolidation or similar transaction that would adversely affect the transactions contemplated by the TSAT Merger Agreement, or any amendment of the TSAT Charter or the TSAT Bylaws, without the prior written consent of New PRIMESTAR. In addition, until the termination of the TSAT
Merger Agreement, each TSAT Stockholder has agreed not to convert any of its shares of TSAT Series B Common Stock into shares of TSAT Series A Common Stock or to transfer any of its shares of TSAT Common Stock, except to a permitted transferee (as specified in the TSAT Stockholders Agreement) of such TSAT Stockholder that becomes a party to the TSAT Stockholders Agreement as a TSAT Stockholder and to the Stockholders Agreement as a potential Specified Class B Stockholder. Each TSAT Stockholder has also agreed, until the earliest to occur of (i) consummation of the TSAT Merger, (ii) consummation of the transactions contemplated by the TSAT Tempo Agreement and (iii) termination of the TSAT Tempo Agreement, to vote or act by written consent with respect to (or cause to be voted or acted upon by written consent) all shares of TSAT Common Stock held of record or beneficially owned by such TSAT Stockholder and all shares of TSAT Common Stock as to which such TSAT Stockholder has voting control, in favor of the TSAT Tempo Agreement and the transactions contemplated thereby. "TSAT Stockholder" means (i) Dr. Malone for so long as he holds of record or beneficially owns or has voting control of any TSAT Common Stock (or has an affiliate holding TSAT Common Stock pursuant in specified provisions of the TSAT Stockholders Agreement) and (ii) each permitted transferee (as specified in the TSAT Stockholders Agreement) that acquires record or beneficial ownership or voting control of any TSAT Common Stock from a TSAT Stockholder, as long as such permitted transferee holds of record, beneficially owns or has voting control of any TSAT Common Stock; provided that such permitted transferee becomes a party to the TSAT Stockholders Agreement in accordance therewith.

                                     III-28

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
            --------------------
Included in Part II of this Report:                                    Page No.
                                                                       --------

            Independent Auditors' Report                                II-19

            Consolidated Balance Sheets,
             December 31, 1997 and 1996                                 II-20

            Statements of Operations,
             Years ended December 31, 1997, 1996 and 1995               II-22

            Statements of Equity,
             Years ended December 31, 1997, 1996 and 1995               II-23

            Statements of Cash Flows,
             Years ended December 31, 1997, 1996 and 1995               II-24

            Notes to Financial Statements,
             December 31, 1997, 1996 and 1995                           II-25

(a)  (2)    Financial Statement Schedules
            -----------------------------

Included in Part IV of this Report:

     (i)    Financial Statement Schedules required to be filed:

            Schedule II - Valuation and Qualifying Accounts,            IV-9
            Years ended December 31, 1997, 1996 and 1995.

(a)  (3)  Exhibits
          --------

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

            2.1
                 Reorganization Agreement dated as of December 4, 1996, among Tele-Communications,
                 Inc. ("TCI"), TCI Communications, Inc. ("TCIC"), Tempo Enterprises, Inc., TCI Digital
                 Satellite Entertainment, Inc., TCI K-1, Inc. ("TCI K-1"), United Artists K-1
                 Investments, Inc. ("UA K-1"), TCI SE Partner 1, Inc. ("TCISE 1"), TCI SE Partner 2,
                 Inc. ("TCISE 2") and TCI Satellite Entertainment, Inc. (the "Company"). (b)

            2.2  Merger and Contribution Agreement dated as of February 6, 1998, among the Company,
                 PRIMESTAR, Inc., Time Warner Entertainment Company L. P. ("TWE"), Advance/Newhouse
                 Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc.
                 ("Cox"), MediaOne of Delaware, Inc. ("MediaOne") and GE American Communications, Inc.
                 ("GE Americom") (d)

            2.3  Asset Transfer Agreement dated as of February 6, 1998, between the Company and
                 PRIMESTAR, Inc. (d)

            2.4  Asset Acquisition Agreement dated as of June 11, 1997, by and among The News
                 Corporation Limited ("News Corp."), MCI Telecommunications Corporation ("MCI"),
                 American Sky Broadcasting LLC ("ASkyB"), PRIMESTAR Partners L.P. (the "Partnership")
                 for certain purposes only, each of the general and limited partners of the
                 Partnership (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated July 1, 1997 (Commission File No. 0-21317)).

            2.5  Agreement and Plan of Merger dated as of February 6, 1998, between the Company and
                 PRIMESTAR, Inc. (d)

            2.6  Guarantee Agreement dated as of February 6, 1998, by US WEST Media Group, Inc. ("US
                 West"), in favor of each of the Company, PRIMESTAR, Inc., TWE, Newhouse, Comcast, Cox
                 and GE Americom. (d)

            2.7  Letter Agreement dated as of February 6, 1998, between John C. Malone and the
                 Company, PRIMESTAR, Inc., TWE, Newhouse, Comcast, Cox , MediaOne and GE Americom, for
                 the benefit of the Company, PRIMESTAR, Inc., TWE, Newhouse, Comcast, Cox, MediaOne
                 and GE Americom. (d)

            2.8  Voting Agreement dated as of June 12, 1997, among John C. Malone, Time Warner Cable, a division of TWE, Comcast, the Company, Cox, MediaOne, Newhouse and GE Americom. (d)

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
     (continued):

            2.9  Voting Agreement dated as of June 12, 1997, among Donne F. Fisher, as Co-Personal
                 Representative of the Estate of Bob Magness, Time Warner Cable, a division of TWE,
                 Comcast, the Company, Cox, MediaOne, Newhouse and GE Americom. (d)

           2.10  Voting Agreement dated as of June 12, 1997, among TCI, John C. Malone, Time Warner
                 Cable, a division of TWE, Comcast, the Company, Cox, MediaOne, Newhouse and GE
                 Americom. (d)

           2.11  Form of Stockholders Agreement among PRIMESTAR, Inc., the Company, TWE, Newhouse,
                 Comcast, Cox, MediaOne, Continental Satellite company, Inc./, Continental Satellite
                 Company of Chicago, Inc., Continental Satellite Company of Minnesota, Inc.,
                 Continental Satellite company of New England, Inc., Continental Satellite Company of
                 Michigan, Inc., Continental Satellite Company of Ohio, Inc., Continental Satellite
                 Company of Virginia, Inc., MediaOne Satellite II, Inc., GE Americom and John C.
                 Malone, to be entered into at the closing of the Restructuring Transaction. (d)

           2.12  Form of Registration Rights Agreement among PRIMESTAR, Inc., the Company, TWE,
                 Newhouse, Comcast, Cox, MediaOne, Continental Satellite Company, Inc., Continental
                 Satellite Company of Chicago, Inc., Continental Satellite Company of Minnesota, Inc.,
                 Continental Satellite Company of New England, Inc., Continental Satellite Company of
                 Michigan, Inc., Continental Satellite Company of Ohio, Inc., Continental Satellite
                 Company of Virginia, Inc., MediaOne Satellite II, Inc., GE Americom and John C.
                 Malone, to be entered into at the closing of the Restructuring Transaction (d).

           2.13  Stockholders Agreement dated as of February 6, 1998, among PRIMESTAR, Inc., the
                 Company and John C. Malone. (d)

           2.14  TSAT Tempo Agreement dated as of February 6, 1998, between PRIMESTAR, Inc., and the
                 Company. (d)

3 - Articles of Incorporation and Bylaws:

            3.1  Amended and Restated Certificate of Incorporation of the Company. (c)

            3.2  Amended and Restated Bylaws of the Company. (a)

4 - Instruments Defining the Rights of Security Holders:

            4.1
                 Specimen certificate representing shares of Series A Common Stock of the Company. (c)

            4.2  Specimen certificate representing shares of Series B Common Stock of the Company.(c)

            4.3
                 Indenture dated as of February 20, 1997 between the Company and Bank of New York, as
                 Trustee, with respect to $200 million principal amount of 10-7/8% Senior Subordinated
                 Notes due 2007.(b)

            4.4  Indenture dated as of February 20, 1997 between the Company and Bank of New York, as
                 Trustee, with respect to $275 million principal amount of 12-1/4% Senior Subordinated
                 Discount Notes due 2007.(b)

            4.5  Registration Rights Agreement - Senior Subordinated Notes, dated as of February 20,
                 1997, among the Company and Donaldson, Lufkin and Jenrette Securities Corporation;
                 Merrill Lynch, Pierce, Fenner and Smith Incorporated; Nationsbanc Capital Markets,
                 Inc.; and Scotia Capital Markets (USA) Inc. (b)

            4.6  Registration Rights Agreement - Senior Subordinated Discount Notes, dated as of
                 February 20, 1997, among the Company and Donaldson, Lufkin and Jenrette Securities
                 Corporation; Merrill Lynch, Pierce, Fenner and Smith Incorporated; Nationsbanc
                 Capital Markets, Inc.; and Scotia Capital Markets (USA) Inc. (b)

10 - Material Contracts

          10.1
                Indemnification Agreement dated as of December 4, 1996, by and between the Company and TCI UA 1, Inc. (b)

          10.2  First Amendment to Indemnification Agreement dated as of December 31, 1997 between the Company and TCI UA I, Inc. (a)

          10.3  Indemnification Agreement dated as of December 4, 1996, by and between the Company and TCIC. (b)

          10.4  First Amendment to Indemnification Agreement dated as of December 31, 1997 between the Company and TCI Communications, Inc. (a)

          10.5  TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan. (c)

          10.6  Qualified Employee Stock Purchase Plan of the Company. (b)

          10.7  Indemnification Agreement dated December 4, 1996, by and between TCI and Gary S.
                Howard. (b)

          10.8  Option Agreement, dated as of December 4, 1996, by and between the Company and Gary
                S. Howard. (b)

         10.9   Option Agreement, dated as of December 4, 1996, by and between the Company and Larry
                E. Romrell.(b)

         10.10  Option Agreement, dated as of December 4, 1996, by and between the Company and
                Brendan R. Clouston. (b)

          10.11  Option Agreement, dated as of December 4, 1996, by and between the Company and David
                 P. Beddow. (b)

          10.12  1996 Ancillary Agreement Among Partners dated as of October 18, 1996, among PRIMESTAR
                 Partners L.P., the Participating Partners named therein, GE American Services, Inc.
                 and its affiliate GE American Communications, Inc. (b)

          10.13  Annex A to the 1996 Ancillary Agreement Among Partners. (c)

          10.14  Equipment Sale Agreement, dated as of June 4, 1997, between ResNet Communications,
                 Inc. LLC ("ResNet LLC") and TCI Satellite MDU, Inc. ("TSAT-MDU"). (d)

          10.15  Subordinated Convertible Term Loan Agreement, dated as of June 4, 1997, by and between ResNet LLC, as Borrower, and TSAT-MDU, as Lender. (d)

          10.16  Option Agreement, dated as of June 4, 1997, between ResNet LLC and TSAT-MDU. (d)

          10.17  Subscription Agreement dated as of June 4, 1997, between RESNet LLC and TSAT-MDU. (d)

          10.18  Limited Liability Company Agreement of ResNet LLC, dated as of June 4, 1997, between
                 TSAT-MDU and ResNet Communications, Inc. (d)

          10.19  Standstill Agreement dated as of June 4, 1997, between LodgeNet Entertainment, Corp.
                 and the Company. (d)

          10.20  Limited Partnership Agreement dated February 8, 1990, among ATC Satellite Inc.,
                 Comcast DBS, Inc., Continental Satellite Company, Inc., Cox Satellite, Inc., G.E.
                 Americom Services, Inc., New Vision Satellite, TCI K-1, UA K-1, Viacom K-Band, Inc.
                 and Warner Cable SSD, Inc. (c)

          10.21  Amendment to Limited Partnership Agreement dated September 1, 1993. (c)

          10.22  Amendment to Limited Partnership Agreement dated December 15, 1993. (c)

          10.23  Amendment to Limited Partnership Agreement dated October 18, 1996. (c)

          10.24  Tag Along Agreement dated as of February 8, 1990, among Cox Enterprises, Inc.,
                 Comcast Corporation, Continental Cablevision, Inc., Newhouse Broadcasting
                 Corporation, Tempo Satellite, Inc. ("Tempo"), TCI Development Corporation and TCI. (c)

          10.25  Option Agreement dated February 8, 1990, between Tempo and K Prime Partners, L.P. (c)

          10.26  Letter Agreement dated July 30, 1993, between Tempo and PRIMESTAR Partners, L.P.
                 relating to FSS. (c)

          10.27  Letter Agreement dated July 30, 1993, between Tempo and PRIMESTAR Partners, L.P.
                 relating to BSS. (c)

          10.28  Amended and Restated Reimbursement Agreement dated March 1, 1995, between TCI UA 1,
                 Inc., Chemical Bank and The Toronto Dominion Bank. (c)

          10.29  TPO-1-290 BSS Construction Agreement dated as of February 22, 1990, between Tempo and
                 Space Systems/Loral, Inc.(c)(e)

          10.30  U.S. $750,000,000 Credit Agreement dated as of December 31, 1996 among the Company,
                 The Bank of Nova Scotia, Nationsbank of Texas, N.A., Credit Lyonnais New York Branch,
                 and various financial institutions.(b)

          10.31  First Amendment to Credit Agreement dated as of February 19, 1997 among the Company, certain financial institutions, and the Bank of Nova Scotia, as Administrative Agent
                 for the Lenders.(b)

          10.32  Trade Name and Service Mark License Agreement dated as of December 4, 1996, between
                 TCI and the Company. (b)

          10.33  Transition Services Agreement dated as of December 4, 1996, between TCI and the
                 Company. (b)

          10.34  Fulfillment Agreement dated as of August 30, 1996, between TCIC and the Company. (c)

          10.35  Amendment No. 1 to Fulfillment Agreement dated as of July 22, 1997, between TCIC and the Company (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 1997 (Commission File No.
                 0-21317)).

          10.36  Tax Sharing Agreement effective July 1, 1995, among TCIC and certain other subsidiaries of TCI. (c)

          10.37  First Amendment to Tax Sharing Agreement dated as of October 1995, among TCIC and certain other subsidiaries of TCI.(c)

          10.38  Second Amendment to Tax Sharing Agreement dated as of December 3, 1996, among TCIC and certain other subsidiaries of TCI. (b)

          10.39  TCI/TSAT Tax Sharing Agreement dated June 1997, by and between the Company and TCI.
                 (d)

          10.40  Amended and Restated Credit Agreement dated as of February 19, 1997 between TCIC and the Company (b)

          10.41  Share Purchase Agreement dated as of December 4, 1996, between TCI and the Company.
                 (b)

          10.42  Option Agreement dated as of December 4, 1996, between TCI and the Company.(b)

          10.43  Indemnification Agreement dated as of June 11, 1997 among News Corp., the Company, the Partnership, Time Warner, Comcast, Cox, MediaOne, Newhouse, and GE Americom. (d)

          10.44  TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Plan. (d)

          21     Subsidiaries of the Registrant.(d)

          23     Consent of KPMG Peat Marwick LLP (a)

          27     Financial Data Schedule.(a)

--------------
  (a)     Filed herewith.

  (b) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-21317).

  (c) Incorporated by reference to the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission ("SEC") on November 15, 1996 (Registration No. 0-21317).

  (d) Incorporated by reference to PRIMESTAR, Inc.'s Registration Statement on Form S-4 filed with the SEC on February 9, 1998 (Registration No. 333-45835).

  (e) Portions of this document have been granted confidential treatment by the SEC and have been redacted in accordance therewith.


(b)  Reports on Form 8-K filed during the quarter ended December 31, 1997:

     None.

                                                                     Schedule II
                                                                     -----------


                       TCI SATELLITE ENTERTAINMENT, INC.

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995


                                                           Additions         Deductions
                                                        ---------------  ------------------
                                         Balance at       Charged to         Write-offs         Balance
                                          beginning         profit             net of           at end
Description                                of year         and loss          recoveries         of year
-------------------------------------  ---------------  ---------------  ------------------  -------------
                                                              amounts in thousands
Year ended
   December 31, 1997:
      Allowance for doubtful
         receivables - trade               $4,666           18,339            (17,698)          5,307
                                       ===============  ===============  =================   =============

Year ended
   December 31, 1996:
      Allowance for doubtful
         receivables - trade               $4,819           19,235            (19,388)          4,666
                                       ===============  ===============  =================   =============

Year ended
   December 31, 1995:
      Allowance for doubtful
         receivables - trade               $1,589           10,549             (7,319)          4,819
                                       ===============  ===============  =================   =============

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

Dated March 30, 1998



     Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

              Signature                     Title                  Date
      --------------------------  --------------------------  --------------

          /s/John C. Malone                                   March 30, 1998
      --------------------------
            John C. Malone        Chairman of the Board and
                                   Director

       /s/Gary S. Howard                                       March 30, 1998
      --------------------------
      Gary S. Howard              Director and Chief
                                   Executive Officer



      /s/David P. Beddow                                      March 30, 1998
      --------------------------
      David P. Beddow             Director



      /s/Leo J. Hindery, Jr.                                  March 30, 1998
      --------------------------
      Leo J. Hindery, Jr.         Director



      /s/Christopher Sophinos                                 March 30, 1998
      --------------------------
      Christopher Sophinos        President



      /s/Kenneth G. Carroll                                   March 30, 1998
      --------------------------
      Kenneth G. Carroll          Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial
                                   Officer)


      /s/Scott D. Macdonald                                   March 30, 1998
      --------------------------
      Scott D. Macdonald          Vice President and
                                   Controller (Principal
                                   Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:


2.1              Reorganization Agreement dated as of December 4, 1996, among Tele-Communications,
                 Inc. ("TCI"), TCI Communications, Inc. ("TCIC"), Tempo Enterprises, Inc., TCI Digital
                 Satellite Entertainment, Inc., TCI K-1, Inc. ("TCI K-1"), United Artists K-1
                 Investments, Inc. ("UA K-1"), TCI SE Partner 1, Inc. ("TCISE 1"), TCI SE Partner 2,
                 Inc. ("TCISE 2") and TCI Satellite Entertainment, Inc. (the "Company"). (b)

2.2              Merger and Contribution Agreement dated as of February 6, 1998, among the Company,
                 PRIMESTAR, Inc., Time Warner Entertainment Company L. P. ("TWE"), Advance/Newhouse
                 Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc.
                 ("Cox"), MediaOne of Delaware, Inc. ("MediaOne") and GE American Communications, Inc.
                 ("GE Americom") (d)


2.3              Asset Transfer Agreement dated as of February 6, 1998, between the Company and
                 PRIMESTAR, Inc. (d)


2.4              Asset Acquisition Agreement dated as of June 11, 1997, by and among The News
                 Corporation Limited ("News Corp."), MCI Telecommunications Corporation ("MCI"),
                 American Sky Broadcasting LLC ("ASkyB"), PRIMESTAR Partners L.P. (the "Partnership")
                 for certain purposes only, each of the general and limited partners of the
                 Partnership (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated July 1, 1997 (Commission File No. 0-21317)).


2.5              Agreement and Plan of Merger dated as of February 6, 1998, between the Company and
                 PRIMESTAR, Inc. (d)


2.6              Guarantee Agreement dated as of February 6, 1998, by US WEST Media Group, Inc. ("US
                 West"), in favor of each of the Company, PRIMESTAR, Inc., TWE, Newhouse, Comcast, Cox
                 and GE Americom. (d)


2.7              Letter Agreement dated as of February 6, 1998, between John C. Malone and the
                 Company, PRIMESTAR, Inc., TWE, Newhouse, Comcast, Cox , MediaOne and GE Americom, for
                 the benefit of the Company, PRIMESTAR, Inc., TWE, Newhouse, Comcast, Cox, MediaOne
                 and GE Americom. (d)


2.8              Voting Agreement dated as of June 12, 1997, among John C. Malone, Time Warner Cable, a division of TWE, Comcast, the Company, Cox, MediaOne, Newhouse and GE Americom. (d)


2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
     (continued):






2.9              Voting Agreement dated as of June 12, 1997, among Donne F. Fisher, as Co-Personal
                 Representative of the Estate of Bob Magness, Time Warner Cable, a division of TWE,
                 Comcast, the Company, Cox, MediaOne, Newhouse and GE Americom. (d)


2.10             Voting Agreement dated as of June 12, 1997, among TCI, John C. Malone, Time Warner
                 Cable, a division of TWE, Comcast, the Company, Cox, MediaOne, Newhouse and GE
                 Americom. (d)

2.11             Form of Stockholders Agreement among PRIMESTAR, Inc., the Company, TWE, Newhouse,
                 Comcast, Cox, MediaOne, Continental Satellite company, Inc./, Continental Satellite
                 Company of Chicago, Inc., Continental Satellite Company of Minnesota, Inc.,
                 Continental Satellite company of New England, Inc., Continental Satellite Company of
                 Michigan, Inc., Continental Satellite Company of Ohio, Inc., Continental Satellite
                 Company of Virginia, Inc., MediaOne Satellite II, Inc., GE Americom and John C.
                 Malone, to be entered into at the closing of the Restructuring Transaction. (d)


2.12             Form of Registration Rights Agreement among PRIMESTAR, Inc., the Company, TWE,
                 Newhouse, Comcast, Cox, MediaOne, Continental Satellite Company, Inc., Continental
                 Satellite Company of Chicago, Inc., Continental Satellite Company of Minnesota, Inc.,
                 Continental Satellite Company of New England, Inc., Continental Satellite Company of
                 Michigan, Inc., Continental Satellite Company of Ohio, Inc., Continental Satellite
                 Company of Virginia, Inc., MediaOne Satellite II, Inc., GE Americom and John C.
                 Malone, to be entered into at the closing of the Restructuring Transaction (d).


2.13             Stockholders Agreement dated as of February 6, 1998, among PRIMESTAR, Inc., the
                 Company and John C. Malone. (d)

2.14             TSAT Tempo Agreement dated as of February 6, 1998, between PRIMESTAR, Inc., and the
                 Company. (d)

3 - Articles of Incorporation and Bylaws:

3.1              Amended and Restated Certificate of Incorporation of the Company. (c)

3.2              Amended and Restated Bylaws of the Company. (a)

4 - Instruments Defining the Rights of Security Holders:

4.1              Specimen certificate representing shares of Series A Common Stock of the Company. (c)

4.2              Specimen certificate representing shares of Series B Common Stock of the Company.(c)
-------------------------------------------------------------------------------------------------------

    4.3 Indenture dated as of February 20, 1997 between the Company and Bank of New York, as Trustee, with respect to $200 million principal amount of 10-7/8% Senior Subordinated Notes due 2007.(b)

    4.4 Indenture dated as of February 20, 1997 between the Company and Bank of New York, as Trustee, with respect to $275 million principal amount of 12-1/4% Senior Subordinated Discount Notes due 2007.(b)

    4.5 Registration Rights Agreement - Senior Subordinated Notes, dated as of February 20, 1997, among the Company and Donaldson, Lufkin and Jenrette Securities Corporation; Merrill Lynch, Pierce, Fenner and Smith Incorporated; Nationsbanc Capital Markets, Inc.; and Scotia Capital Markets (USA) Inc. (b)

    4.6 Registration Rights Agreement - Senior Subordinated Discount Notes, dated as of February 20, 1997, among the Company and Donaldson, Lufkin and Jenrette Securities Corporation; Merrill Lynch, Pierce, Fenner and Smith Incorporated; Nationsbanc Capital Markets, Inc.; and Scotia Capital Markets (USA) Inc. (b)

10 - Material Contracts

    10.1 Indemnification Agreement dated as of December 4, 1996, by and between the Company and TCI UA 1, Inc. (b)

    10.2 First Amendment to Indemnification Agreement dated as of December 31, 1997 between the Company and TCI UA I, Inc. (a)

    10.3 Indemnification Agreement dated as of December 4, 1996, by and between the Company and TCIC. (b)

    10.4 First Amendment to Indemnification Agreement dated as of December 31, 1997 between the Company and TCI Communications, Inc. (a)

    10.5  TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan. (c)

    10.6  Qualified Employee Stock Purchase Plan of the Company. (b)

    10.7 Indemnification Agreement dated December 4, 1996, by and between TCI and Gary S. Howard. (b)

    10.8 Option Agreement, dated as of December 4, 1996, by and between the Company and Gary S. Howard. (b)

    10.9 Option Agreement, dated as of December 4, 1996, by and between the Company and Larry E. Romrell.(b)

    10.10 Option Agreement, dated as of December 4, 1996, by and between the Company and Brendan R. Clouston. (b)

     10.11 Option Agreement, dated as of December 4, 1996, by and between the Company and David P. Beddow. (b)

     10.12 1996 Ancillary Agreement Among Partners dated as of October 18, 1996, among PRIMESTAR Partners L.P., the Participating Partners named therein, GE American Services, Inc. and its affiliate GE American Communications, Inc. (b)

     10.13 Annex A to the 1996 Ancillary Agreement Among Partners. (c)

     10.14 Equipment Sale Agreement, dated as of June 4, 1997, between ResNet Communications, Inc. LLC ("ResNet LLC") and TCI Satellite MDU, Inc. ("TSAT-MDU"). (d)

     10.15 Subordinated Convertible Term Loan Agreement, dated as of June 4, 1997, by and between ResNet LLC, as Borrower, and TSAT-MDU, as Lender. (d)

     10.16 Option Agreement, dated as of June 4, 1997, between ResNet LLC and TSAT-MDU. (d)

     10.17 Subscription Agreement dated as of June 4, 1997, between RESNet LLC and TSAT-MDU. (d)

     10.18 Limited Liability Company Agreement of ResNet LLC, dated as of June 4, 1997, between TSAT-MDU and ResNet Communications, Inc. (d)

     10.19 Standstill Agreement dated as of June 4, 1997, between LodgeNet Entertainment, Corp. and the Company. (d)

     10.20 Limited Partnership Agreement dated February 8, 1990, among ATC Satellite Inc., Comcast DBS, Inc., Continental Satellite Company, Inc., Cox Satellite, Inc., G.E. Americom Services, Inc., New Vision Satellite, TCI K-1, UA K-1, Viacom K-Band, Inc. and Warner Cable SSD, Inc. (c)

     10.21 Amendment to Limited Partnership Agreement dated September 1, 1993.
             (c)

     10.22 Amendment to Limited Partnership Agreement dated December 15, 1993.
             (c)

     10.23 Amendment to Limited Partnership Agreement dated October 18, 1996.
             (c)

     10.24 Tag Along Agreement dated as of February 8, 1990, among Cox Enterprises, Inc., Comcast Corporation, Continental Cablevision, Inc., Newhouse Broadcasting Corporation, Tempo Satellite, Inc. ("Tempo"), TCI Development Corporation and TCI. (c)



10.25            Option Agreement dated February 8, 1990, between Tempo and K Prime Partners, L.P. (c)


10.26            Letter Agreement dated July 30, 1993, between Tempo and PRIMESTAR Partners, L.P.
                 relating to FSS. (c)


10.27            Letter Agreement dated July 30, 1993, between Tempo and PRIMESTAR Partners, L.P.
                 relating to BSS. (c)


10.28            Amended and Restated Reimbursement Agreement dated March 1, 1995, between TCI UA 1,
                 Inc., Chemical Bank and The Toronto Dominion Bank. (c)


10.29            TPO-1-290 BSS Construction Agreement dated as of February 22, 1990, between Tempo and
                 Space Systems/Loral, Inc.(c)(e)


10.30            U.S. $750,000,000 Credit Agreement dated as of December 31, 1996 among the Company,
                 The Bank of Nova Scotia, Nationsbank of Texas, N.A., Credit Lyonnais New York Branch,
                 and various financial institutions.(b)


10.31            First Amendment to Credit Agreement dated as of February 19, 1997 among the Company, certain financial institutions, and the Bank of Nova Scotia, as Administrative Agent
                 for the Lenders.(b)


10.32            Trade Name and Service Mark License Agreement dated as of December 4, 1996, between
                 TCI and the Company. (b)


10.33            Transition Services Agreement dated as of December 4, 1996, between TCI and the
                 Company. (b)


10.34            Fulfillment Agreement dated as of August 30, 1996, between TCIC and the Company. (c)


10.35            Amendment No. 1 to Fulfillment Agreement dated as of July 22, 1997, between TCIC and the Company (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 1997 (Commission File No.
                 0-21317)).


10.36            Tax Sharing Agreement effective July 1, 1995, among TCIC and certain other subsidiaries of TCI. (c)


10.37            First Amendment to Tax Sharing Agreement dated as of October 1995, among TCIC and certain other subsidiaries of TCI.(c)

10.38            Second Amendment to Tax Sharing Agreement dated as of December 3, 1996, among TCIC and certain other subsidiaries of TCI. (b)

     10.39 TCI/TSAT Tax Sharing Agreement dated June 1997, by and between the Company and TCI. (d)

     10.40 Amended and Restated Credit Agreement dated as of February 19, 1997 between TCIC and the Company (b)

     10.41 Share Purchase Agreement dated as of December 4, 1996, between TCI and the Company. (b)

     10.42 Option Agreement dated as of December 4, 1996, between TCI and the Company.(b)

     10.43 Indemnification Agreement dated as of June 11, 1997 among News Corp., the Company, the Partnership, Time Warner, Comcast, Cox, MediaOne, Newhouse, and GE Americom. (d)

     10.44 TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Plan. (d)

     21    Subsidiaries of the Registrant.(d)

     23    Consent of KPMG Peat Marwick LLP (a)

     27    Financial Data Schedule.(a)

__________________________________

  (a)     Filed herewith.

  (b) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-21317).

  (c) Incorporated by reference to the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission ("SEC") on November 15, 1996 (Registration No. 0-21317).

  (d) Incorporated by reference to PRIMESTAR, Inc.'s Registration Statement on Form S-4 filed with the SEC on February 9, 1998 (Registration No. 333-45835).

  (e) Portions of this document have been granted confidential treatment by the SEC and have been redacted in accordance therewith.