Form 10-Q
period 1998-03-31
TCI SATELLITE ENTERTAINMENT INC
filed 1998-05-15
CIK 1022222

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                 F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File Number:  0-21317


                       TCI SATELLITE ENTERTAINMENT, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


      State of Delaware                                   84-1299995
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    8085 South Chester, Suite 300
        Englewood, Colorado                               80112
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


     Registrant's telephone number, including area code: (303) 712-4600


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days [X] Yes       [_] No

     The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of April 30, 1998, was:

                Series A common stock - 59,280,466 shares; and
                   Series B common stock - 8,465,324 shares.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (unaudited)


                                                  March 31,     December 31,
                                                    1998            1997
                                                 ----------     ------------
                                                     amounts in thousands
Assets
------
Cash and cash equivalents                        $       --         6,084

Accounts receivable                                  28,600        40,386
Less allowance for doubtful accounts                  4,366         5,307
                                                 ----------     ---------
                                                     24,234        35,079
                                                 ----------     ---------

Prepaid expenses                                      1,507         1,262

Investment in, and related advances to,
 PRIMESTAR Partners L.P.
 ("PRIMESTAR Partners") (note 8)                      5,346        11,093

Property and equipment, at cost:
 Satellite reception equipment                      683,155       674,387
 Subscriber installation costs                      241,061       227,131
 Support equipment                                   34,197        34,389
 Satellites (note 9)                                463,133       463,133
                                                 ----------     ---------
                                                  1,421,546     1,399,040
 Less accumulated depreciation                      311,821       277,103
                                                 ----------     ---------
                                                  1,109,725     1,121,937
                                                 ----------     ---------

Deferred financing costs and other assets,
 net of accumulated amortization                     29,198        29,401
                                                 ----------     ---------
                                                 $1,170,010     1,204,856
                                                 ==========     =========

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                  (unaudited)


                                                  March 31,     December 31,
                                                    1998            1997
                                                 ----------     ------------
                                                     amounts in thousands
Liabilities and Stockholders' Equity
------------------------------------
Accounts payable                                 $   34,815         50,755
Accrued charges from PRIMESTAR
 Partners (note 8)                                   51,801         48,591
Accrued charges from TCI Communications, Inc.
 ("TCIC") (note 11)                                  14,589         14,225
Accrued commissions                                   2,383         10,435
Accrued interest payable                              3,108          8,658
Other accrued expenses                               29,959         24,386
Subscriber advance payments                          26,561         29,675
Due to PRIMESTAR Partners (note 9)                  463,133        463,133
Debt (note 10)                                      474,865        418,729
                                                 ----------     ----------

   Total liabilities                              1,101,214      1,068,587
                                                 ----------     ----------

Stockholders' Equity:
 Preferred stock, $.01 par value;
   Authorized 5,000,000;
   none issued                                           --             --
 Series A common stock, $1 par value;
   authorized 185,000,000; issued
   59,277,912 in 1998, and 58,239,136
   in 1997                                           59,278         58,239
 Series B common stock, $1 par value;
   authorized 10,000,000 shares; issued
   8,465,324 in 1998 and 1997                         8,465          8,465
 Additional paid-in capital                         524,690        523,685
 Accumulated deficit                               (523,637)      (454,120)
                                                 ----------     ----------

   Total stockholders' equity                        68,796        136,269
                                                 ----------     ----------

Commitments and contingencies
 (note 9)
                                                 $1,170,010      1,204,856
                                                 ==========     ==========

See accompanying notes to consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (unaudited)

                                                        Three months ended
                                                             March 31,
                                                    --------------------------
                                                      1998              1997
                                                    --------           -------
                                                       amounts in thousands
Revenue:
   Programming and equipment rental                 $154,257           113,501
   Installation                                       14,243             9,763
                                                    --------           -------
                                                     168,500           123,264
                                                    --------           -------
Operating costs and expenses:
   Charges from PRIMESTAR Partners (note 8)
     Programming                                      57,461            39,323
     Satellite, marketing and distribution            24,774            19,936
   Other operating (note 11)                           9,847             6,257
   Selling, general and administrative (note 11)      55,341            44,388
   Stock compensation (note 11)                        4,869               394
   Depreciation                                       65,105            54,623
                                                    --------           -------
                                                     217,397           164,921
                                                    --------           -------

     Operating loss                                  (48,897)          (41,657)

Other income (expense):
   Interest expense                                  (14,177)           (9,383)
   Share of losses of PRIMESTAR Partners (note 8)     (5,822)           (2,161)
   Other, net                                           (621)              670
                                                    --------           -------
                                                     (20,620)          (10,874)
                                                    --------           -------

     Loss before income taxes                        (69,517)          (52,531)

Income tax benefit (note 12)                              --                --
                                                    --------           -------

     Net loss                                       $(69,517)          (52,531)
                                                    ========           =======

Basic and diluted loss per common share (note 6):   $  (1.03)             (.79)
                                                    ========           =======



See accompanying notes to consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity

                       Three months ended March 31, 1998

                                  (unaudited)


                                                    Common stock      Additional                    Total
                                                --------------------    Paid-in    Accumulated   stockholders'
                                                Series A    Series B    capital      deficit        equity
                                                --------    --------  ----------   -----------   -------------
                                                                      amounts in thousands

Balance at January 1, 1998                       $58,239      8,465     523,685     (454,120)       136,269

 Net loss                                             --         --          --      (69,517)       (69,517)
 Recognition of stock compensation
  related to stock options and
  restricted stock awards                             --         --       1,005           --          1,005
 Issuance of Series A Common Stock related to
  restricted stock awards                             50         --          --           --             50
 Issuance of Series A Common Stock upon
  conversion of convertible securities of
  Tele-Communications, Inc. (note 4)                 989         --          --           --            989
                                                --------    -------   ---------    ---------     ----------

Balance at March 31, 1998                        $59,278      8,465     524,690     (523,637)        68,796
                                                ========    =======   =========    =========     ==========

See accompanying notes to consolidated  financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (unaudited)


                                                       Three months ended
                                                            March 31,
                                                      --------------------
                                                        1998        1997
                                                      --------    --------
                                                      amounts in thousands
                                                           (see note 7)

Cash flows from operating activities:
 Net loss                                             $(69,517)    (52,531)
 Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation                                       65,105      54,623
     Share of losses of PRIMESTAR Partners               5,822       2,161
     Accretion of debt discount                          4,682       1,993
     Stock compensation                                  4,869         394
     Other non-cash items                                7,956         641
     Changes in operating assets and liabilities:
       Change in receivables                            10,845       3,501
       Change in prepaids and other assets                (736)       (321)
       Change in accruals and payables                 (10,209)      4,740
       Change in subscriber advance payments            (3,114)      1,088
                                                      --------    --------

         Net cash provided by operating activities      15,703      16,289
                                                      --------    --------

Cash flows from investing activities:
 Capital expended for property and equipment           (73,966)    (40,371)
 Capital expended for satellites                            --      (4,399)
 Additional investments in and advances to
   PRIMESTAR Partners                                      (75)     (6,584)
 Repayment of advances to PRIMESTAR Partners                --       7,609
                                                      --------    --------

         Net cash used in investing activities         (74,041)    (43,745)
                                                      --------    --------

Cash flows from financing activities:
 Borrowings of debt                                    113,000     405,061
 Repayments of debt                                    (61,735)   (299,068)
 Payment of deferred financing costs                        --     (18,161)
 Increase in due to PRIMESTAR Partners                      --       4,399
 Proceeds from issuance of common stock                    989         215
                                                      --------    --------

         Net cash provided by financing activities      52,254      92,446
                                                      --------    --------

         Net increase (decrease) in cash and cash
          equivalents                                   (6,084)     64,990


         Cash and cash equivalents:
           Beginning of period                           6,084       6,560
                                                      --------    --------

           End of period                              $     --      71,550
                                                      ========    ========

See accompanying notes to consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                March 31, 1998

                                  (unaudited)

(1)  Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements include the accounts of TCI Satellite Entertainment, Inc. and those of all majority-owned subsidiaries ("TSAT" or the "Company"). All significant inter-company transactions have been eliminated.

     The accompanying interim financial statements of TSAT are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of TSAT as of March 31, 1998 and the results of its operations for the periods ended March 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in TSAT's December 31, 1997 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts have been reclassified for comparability with the 1998 presentation.

(2)  The Roll-up Plan
     ----------------

     On March 6, 1998, the TSAT stockholders voted to approve a proposal to adopt the provisions of certain agreements and the transactions contemplated thereby collectively, referred to herein as the "Roll-up Plan." The Roll-up Plan is a two-step transaction.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Restructuring

     Effective April 1, 1998 (the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998, (the "Restructuring Agreement"), among TSAT, PRIMESTAR, Inc. ("PRIMESTAR"), Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc., ("MediaOne"), US WEST Media Group, Inc. and GE American Communications, Inc. ("GE Americom"), and (ii) an Asset Transfer Agreement dated as of February 6, 1998, (the "TSAT Asset Transfer Agreement") between TSAT and PRIMESTAR, a business combination (the "Restructuring") was consummated whereby (a) TSAT contributed and transferred to PRIMESTAR (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (I) the capital stock of TSAT's wholly-owned subsidiary, Tempo Satellite, Inc. ("Tempo"), (II) the consideration to be received by TSAT in the Restructuring and (III) the rights and obligations of TSAT under certain agreements with PRIMESTAR and others, and (b) the business of PRIMESTAR Partners and the business of distributing the PRIMESTAR(R) programming service ("PRIMESTAR(R)") of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne was consolidated into PRIMESTAR.

     In connection with the TSAT Asset Transfer, PRIMESTAR assumed all of TSAT's indebtedness on such date, and TSAT received from PRIMESTAR such number of shares of Class A Common Stock, $.01 par value per share, of PRIMESTAR ("PRIMESTAR Class A Common Stock") and Class B Common Stock, $.01 par value per share, of PRIMESTAR ("PRIMESTAR Class B Common Stock" and together with the PRIMESTAR Class A Common Stock, "PRIMESTAR Common Stock"), respectively, as equals the number of shares of Series A Common Stock of TSAT ("Series A Common Stock") and Series B Common Stock of TSAT ("Series B Common Stock"), respectively, issued and outstanding on the Closing Date, in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement plus one share of PRIMESTAR Class A Common Stock for each share of Series A Common Stock issuable at the Closing Date ("Issuable TSAT Shares") pursuant to certain TSAT stock options, restricted stock awards and other arrangements. TSAT received 66.3 million shares of PRIMESTAR Class A Common Stock and 8.5 million shares of PRIMESTAR Class B Common Stock, and as a result, owns approximately 37% of the outstanding shares of common equity of PRIMESTAR at the closing of the Restructuring, representing approximately 38% of the combined voting power of such common equity.

     As a result of the TSAT Asset Transfer, TSAT is a holding company, with no substantial assets or liabilities other than (i) 100% of the outstanding capital stock of Tempo, (ii) its ownership interest in PRIMESTAR, and (iii) its rights and obligations under certain agreements with PRIMESTAR and others.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     The TSAT Asset Transfer will be recorded at TSAT's historical cost, and TSAT has been identified as the acquiror for accounting purposes and the predecessor for financial reporting purposes due to the fact that TSAT owns the largest interest in PRIMESTAR immediately following consummation of the Restructuring. The remaining elements of the Restructuring, as set forth above, will be treated as the acquisition by PRIMESTAR of the (i) PRIMESTAR(R) subscribers and certain related assets and liabilities and
     (ii) the partnership interest in PRIMESTAR Partners of the parties to the Restructuring Agreement other than TSAT (the "Non-TSAT Parties"), and such acquisition will be accounted for using the purchase method of accounting. The fair value of the consideration issued to the Non-TSAT Parties will be allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities.

     TSAT Merger

     Pursuant to an Agreement and Plan of Merger dated as of February 6, 1998 (the "TSAT Merger Agreement"), between TSAT and PRIMESTAR, which provides for the second step of the Roll-up Plan, it is contemplated that TSAT will be merged with and into PRIMESTAR, with PRIMESTAR as the surviving corporation (the "TSAT Merger"). In connection therewith (i) each outstanding share of Series A Common Stock will be converted into the right to receive one share of PRIMESTAR Class A Common Stock, and (ii) each outstanding share of Series B Common Stock will be converted into the right to receive one share of PRIMESTAR Class B Common Stock, subject to adjustment. Each share of PRIMESTAR Common Stock then held by TSAT will be canceled. The number of shares of PRIMESTAR Common Stock issued to TSAT shareholders will be less than the number of shares of PRIMESTAR Common Stock owned by TSAT prior to the TSAT Merger to the extent Issuable TSAT Shares are not issued and outstanding at the time of the TSAT Merger.

     Consummation of the TSAT Merger is subject to regulatory approval and other conditions to closing set forth in the TSAT Merger Agreement. Accordingly, there can be no assurance that the TSAT Merger will be consummated.

     The TSAT Merger will be treated as the acquisition of TSAT by PRIMESTAR. Such acquisition will be accounted for at TSAT's historical cost since (i) the percentage of PRIMESTAR owned by TSAT prior to consummation of the TSAT Merger will be approximately equal to the percentage of PRIMESTAR to be owned by TSAT shareholders following consummation of the TSAT Merger and
     (ii) the TSAT Merger and the Restructuring are both part of the Roll-up
     Plan.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(3)  Proposed ASkyB Transaction
     --------------------------

     In a separate transaction (the "ASkyB Transaction"), pursuant to an asset acquisition agreement, dated as of June 11, 1997 among PRIMESTAR Partners, The News Corporation Limited ("News Corp."), MCI Telecommunications Corporation, the principal domestic operating subsidiary of MCI Communications Corporation ("MCI"), American Sky Broadcasting LLC, a wholly-owned subsidiary of News Corp. ("ASkyB") and for certain purposes only, each of the partners of PRIMESTAR Partners (collectively, the "Partners"), PRIMESTAR will acquire form MCI two high-power communications satellites currently under construction, certain authorizations granted to MCI by the Federal Communications Commission ("FCC") to operate a direct broadcast satellite business at the 110 West Longitude ("W.L.") orbital location using 28 transponder channels, and certain related contracts. In consideration, ASkyB will receive approximately $600 million liquidation value of non-voting convertible preferred stock, $.01 per value per share, of PRIMESTAR (the "PRIMESTAR Convertible Preferred Stock") (convertible into approximately 52 million shares of non-voting Series D Common Stock, $.01 par value per share, of PRIMESTAR (the "PRIMESTAR Class D Common Stock"), subject to adjustment) and approximately $516 million principal amount of convertible subordinated notes of PRIMESTAR (the "PRIMESTAR Convertible Subordinated Notes") (convertible into approximately 45 million shares of PRIMESTAR Class D Common Stock).

     The PRIMESTAR Convertible Subordinated Notes will be due and payable, and the PRIMESTAR Convertible Preferred Stock will be mandatorily redeemable, on the tenth anniversary of the date of issuance. The PRIMESTAR Convertible Preferred Stock will accrue cumulative dividends at the annual rate of 5% of the liquidation value of such shares and the PRIMESTAR Convertible Subordinated Notes will have an interest rate of 5%. Dividends on the PRIMESTAR Convertible Preferred Stock and interest on the PRIMESTAR Convertible Subordinated Notes will be payable in cash or, at the option of PRIMESTAR, in shares of the non-voting PRIMESTAR Class D Common Stock, for a period of four years. Thereafter, all dividend and interest payments will be made solely in cash. Such convertible securities, and the shares of PRIMESTAR Class D Common Stock to be issued to ASkyB or any of its affiliates upon conversion of such PRIMESTAR Convertible Preferred Stock and PRIMESTAR Convertible Subordinated Notes, or in payment of dividend or interest obligations thereunder, will be non-voting; however, shares of PRIMESTAR Class D Common Stock will in turn automatically convert into shares of PRIMESTAR Class A Common Stock, on a one-to-one basis, upon transfer to any person other than ASkyB, News Corp. or any of their respective affiliates.

     On May 12, 1998, the U.S. Department of Justice ("DOJ") filed a civil antitrust action opposing the ASkyB Transaction. The action seeks to prevent PRIMESTAR from acquiring the direct broadcast satellite assets of News Corp. and MCI or, in the alternative, to allow such acquisition to go forward and require PRIMESTAR's stockholders affiliated with the cable industry to divest their ownership interests in PRIMESTAR.

     PRIMESTAR intends to take all appropriate action to pursue its rights, including vigorously contesting this matter in the courts. However, no assurance can be given as to the outcome of this matter, and an unfavorable decision could have a material adverse effect on PRIMESTAR's current plans with respect to a high power digital satellite business. Moreover, any protracted litigation with the DOJ could result in significant additional legal expenses to PRIMESTAR. PRIMESTAR does not believe, however, that the DOJ action and any resulting litigation will have a significant impact on the operation of operating results of the Company's existing medium power satellite television business.

     PRIMESTAR also intends to pursue further discussions with the DOJ regarding a potential consent decree to permit the ASkyB Transaction to go forward. However, no assurance can be given that a negotiated resolution of this matter is possible on terms acceptable to PRIMESTAR and its stockholders, or on any terms, and the terms of any such consent decree could have a material adverse effect on PRIMESTAR's current high power strategy.


                                                                (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(4)  TSAT Spin-off Transaction
     -------------------------

     General

     On December 4, 1996 (the "Spin-off Date"), Tele-Communications, Inc. ("TCI") distributed (the "Spin-off") all the capital stock of the Company to the holders of Tele-Communications, Inc. Series A TCI Group Common Stock (the "Series A TCI Group Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock (the "Series B TCI Group Stock" and together with the Series A TCI Group Stock, the "TCI Group Stock"). The Spin-off did not involve the payment of any consideration by the holders of TCI Group Stock (such holders, the "TCI Group Stockholders"), and was intended to qualify as a tax-free spin-off. TCI Group Stockholders received one share of Series A Common Stock for each ten shares of Series A TCI Group Stock owned and one share of Series B Common Stock for each ten shares of Series B TCI Group Stock owned.

     Since the Spin-off, TSAT and TCI have operated independently. For purposes of governing certain of the ongoing relationships between TSAT and TCI after the Spin-off, and to provide mechanisms for an orderly transition, TSAT and TCI entered into various agreements, including the "Reorganization Agreement" (see below), the "Fulfillment Agreement" (see note 11), the "Transition Services Agreement" (see note 11), and an amendment to TCI's then existing "Tax Sharing Agreement (see note 12).

     Reorganization Agreement

     Pursuant to the Reorganization Agreement, TSAT assumed TCI's obligations under options granted on the Spin-off Date to certain key employees of TCI (who are not employees of TSAT) representing, in the aggregate, 1,660,190 shares of Series A Common Stock and TSAT granted to TCI an option to purchase up to 4,765,000 shares of Series A Common Stock, at an exercise price of $1.00 per share, as required by TCI from time to time to meet its obligations under the conversion features of certain convertible securities of TCI as such conversion features were adjusted as a result of the Spin-off.

(5)  Comprehensive Income
     --------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130") which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company's total comprehensive loss for all periods presented herein would not have differed from those amounts reported as net loss in the consolidated statements of operations.

(6)  Loss Per Common Share
     ---------------------

     The basic and diluted loss per common share is based on 67,633,000 and 66,619,000 weighted average shares outstanding during the three months ended March 31, 1998 and 1997, respectively. Excluded from the computation of diluted loss per common share for the three months ended March 31 1998 and 1997 are options and convertible securities to acquire 7,172,000 and 7,619,000 shares of Series A Common Stock, respectively, because inclusion of such options would be anti-dilutive.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(7)  Supplemental Disclosures to Combined Statements of Cash Flows
     -------------------------------------------------------------

     Cash paid for interest was $13,844,000 and $4,746,000 during the three months ended March 31, 1998 and 1997, respectively. Cash paid for income taxes was not significant during either of such periods.

     Accrued capital expenditures of $21,646,000 at March 31, 1998 have been excluded from the accompanying statements of cash flows.

(8)  Investment in PRIMESTAR Partners
     --------------------------------

     Summarized unaudited operating information for PRIMESTAR Partners is as follows:


                                               Three months ended
                                                      March 31,
                                             ------------------------
                                               1998            1997
                                             ---------      ---------
                                               amounts in thousands
     Results of Operations
     ---------------------

     Revenue                                 $ 196,189        139,206
     Operating, selling, general and
         administrative expenses              (218,905)      (141,670)
     Depreciation and amortization              (1,053)          (768)
                                             ---------      ---------

         Operating loss                        (23,769)        (3,232)

     Other expense, net                         (4,276)        (3,320)
                                             ---------      ---------

         Net loss                            $ (28,045)        (6,552)
                                             =========      =========


     Prior to the Restructuring, PRIMESTAR Partners provided programming services to TSAT and other authorized PRIMESTAR(R) distributors in exchange for a fee based upon the number of subscribers receiving programming services. In addition, PRIMESTAR Partners arranged for satellite capacity and uplink services, and provided national marketing and administrative support services in exchange for a separate authorization fee.

(9)  Satellites
     -----------

     Tempo DBS System

     TSAT, through Tempo, holds a permit (the "FCC Permit") issued by the FCC authorizing construction of a high-power direct broadcast satellite ("DBS") system consisting of up to two satellites delivering DBS service in 11 frequencies at the 119 degrees W.L. orbital position.

     Tempo is also a party to a construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral"), pursuant to which Tempo has arranged for the construction of two high power communications satellites (the "Tempo Satellites") at a fixed contract price of $487,159,500, and has an option to purchase up to three additional satellites.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     One of the Tempo Satellites ("Tempo DBS-1") was launched into geosynchronous orbit on March 8, 1997. Since the launch of Tempo DBS-1, Loral has notified TSAT of at least eight separate occurrences of power reductions on Tempo DBS-1. TSAT does not currently know the extent of such power reductions, and cannot confirm the precise causes thereof; however, such reductions could eventually affect the proposed operation of Tempo DBS-1, either alone or together with other events that may arise during the expected life of the satellite. As a result of such power reductions, in-orbit testing has been extended and Tempo DBS-1 has not yet been accepted. Pursuant to the Satellite Construction Agreement, Loral bears the risk of loss of the Tempo Satellites until Tempo accepts delivery of the Tempo Satellites. TSAT currently believes that Tempo DBS-1 may not fully comply with specifications, but has not yet determined the extent of any such non-compliance. Tempo and Loral are currently engaged in negotiations regarding this matter, including the timing, extent and methodology of any further tests to be conducted and the terms of any monetary settlement with respect to the satellite to which Tempo may be entitled under the Satellite Construction Agreement. Certain launch defects or damages affecting Tempo DBS-1 could cause a substantial monetary loss to TSAT or, following consummation of the TSAT Merger, PRIMESTAR.

     Under the FCC Permit, the time by which the Tempo Satellites must be operational was due to expire in May 1998. TSAT believed that it had complied with its FCC obligations with respect to the 119 degrees W.L. orbital position, including the obligation that its satellite at that position become operational, and also believed that it was in compliance with its FCC obligations with respect to constructing a satellite to operate 11 channels at 166 degrees W.L. Nevertheless, on April 3, 1998, Tempo filed a request with the FCC for an extension of that deadline pending FCC review of (i) TSAT's request for consent to the transfer of control of Tempo to PRIMESTAR (the "Transfer Application") and (ii) PRIMESTAR Partner's application for consent to the assignment to PRIMESTAR of the high power DBS authorizations and certain assets owned by MCI (the "Assignment Application") should the FCC determine that an extension is necessary for Tempo to maintain its FCC authorizations at 119 degrees W.L. and 166 degrees W.L.

     On April 30, the FCC determined that Tempo's satellite at 119 W.L. was not operational. It did find, however, that an extension of time was warranted for that orbital location and granted and extension to Tempo for 119 W.L., with the condition that it not enter into a lease agreement with PRIMESTAR or any similar lease arrangement prior to the FCC's decision on the Transfer Application and the Assignment Application. In addition the FCC denied the extension of Tempo's permit for 166 W.L. Interested parties, including EchoStar and Dominion Video Satellite, Inc. who filed against Tempo's extension request, have 30 days to file a Petition for Reconsideration or a Petition for Review before the decision becomes final. Likewise, the FCC, on its own motion may reconsider its decision. Therefore, there can be no assurance that the FCC's decision will not change or be modified prior to it becoming final.

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

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Tempo Option

     In February 1990, Tempo entered into an option agreement with PRIMESTAR Partners granting PRIMESTAR Partners the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Option and certain related matters, Tempo and PRIMESTAR Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by PRIMESTAR Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by PRIMESTAR Partners to Tempo. The aggregate funding provided to Tempo by PRIMESTAR Partners ($463,133,000 at March 31, 1998) is reflected in "Due to PRIMESTAR Partners" in the accompanying consolidated balance sheets.

     On February 7, 1997, the Partners Committee of PRIMESTAR Partners adopted a resolution (i) affirming that PRIMESTAR Partners had unconditionally exercised the Tempo Option, (ii) approving the proposed launch of Tempo DBS-1 into the 119 degrees W.L. orbital position and the use of the second Tempo Satellite ("Tempo DBS-2") as a spare or back-up for Tempo DBS-1, pending other deployment or disposition as determined by PRIMESTAR Partners, and (iii) authorizing the payment by PRIMESTAR Partners to Tempo of a $1,000,000 exercise fee (the "Exercise Fee") and other amounts in connection with the Tempo Option and the Tempo Letter Agreements, including funding of substantially all construction and related costs relating to the Tempo Satellites not previously funded by PRIMESTAR Partners. Such amounts have been paid to TSAT.

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

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(10) Debt
     -----

     The components of debt are as follows:

                                             March 31,     December 31,
                                               1998            1997
                                             ---------     ------------
                                                amounts in thousands

     Bank Credit Facility                    $ 99,500           48,000
     Senior Subordinated Notes                200,000          200,000
     Senior Subordinated Discount Notes       173,463          168,781
     Other                                      1,902            1,948
                                             --------          -------
                                             $474,865          418,729
                                             ========          =======

     All of the Company's debt was assumed by PRIMESTAR in connection with the Restructuring.

(11) Transactions with Related Parties
     ---------------------------------

     During 1997, TCIC provided certain installation, maintenance, retrieval and other customer fulfillment services to TSAT pursuant to a fulfillment agreement (as amended, the "Fulfillment Agreement"). During the three months ended March 31, 1997, TSAT's capitalized installation costs included amounts charged by TCIC to TSAT of $15,358,000. Maintenance, retrieval and other operating expenses charged by TCIC to TSAT aggregated $2,615,000 during the three months ended March 31, 1997.

     From January 1, 1997 through July 21, 1997, charges for customer fulfillment services provided by TCIC were made pursuant to the Fulfillment Agreement, as originally executed by TSAT and TCIC (the "Original Fulfillment Agreement"). Effective July 22, 1997, the Original Fulfillment Agreement was amended to, among other items, (i) change the termination date to December 31, 1997 and, (ii) reduce the scheduled rates for the customer fulfillment services provided by TCIC to rates that are comparable to those that were used to allocate fulfillment charges to TSAT prior to the Spin-off. In September and October, 1997, TSAT entered into agreements with eight regional fulfillment companies to perform the services no longer performed by TCIC following the termination of the Fulfillment Agreement.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     TCIC also provided corporate administrative and certain telephony services to TSAT pursuant to a transition services agreement (the "Transition Services Agreement"). As compensation for the services rendered and for the benefits made available to TSAT pursuant to the Transition Services Agreement, TSAT was required to pay TCI a monthly fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers), up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. Charges under the Transition Services Agreement aggregated $3,174,000 and $2,945,000 during the three months ended March 31, 1998 and 1997, respectively. The Transition Services Agreement was terminated in connection with the consummation of the Restructuring.

     During the three months ended March 31, 1998 and 1997, TSAT purchased from TCIC at TCIC's cost certain telephony services aggregating $1,354,000 and $1,402,000 respectively.

     Beginning in March 1997, and through the Closing Date, TCIC provided TSAT with customer support services from its Boise, Idaho call center ( the "Boise Call Center"). The Boise Call Center responded to calls that exceeded the capacity of TSAT's national call center. Amounts charged by TCIC to TSAT for such services aggregated $5,026,000 and $238,000 during the three months ended March 31, 1998 and 1997, respectively.

     Since the Spin-off Date, the effects of transactions between TSAT and TCI have been reflected in a non-interest bearing account that is settled periodically in cash.

     Certain key employees of TSAT hold stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of TSAT have been recorded in the accompanying consolidated financial statements, but are subject to future adjustment based upon the market value of the underlying common stock of TCI and, ultimately, on the final determination of market value when the rights are exercised. Compensation expense (income) recognized by TSAT related to such options aggregated $3,814,000 and $(38,000) during the three months ended March 31, 1998 and 1997, respectively.


                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(12) Income Taxes
     ------------

     Through the Spin-off Date, TSAT's results of operations were included in TCI's consolidated U.S. Federal income tax returns, in accordance with the existing tax sharing arrangements among TCI and its consolidated subsidiaries. Effective July 1, 1995, TCI, TCIC and certain other subsidiaries of TCI entered into a tax sharing agreement (the "Tax Sharing Agreement"), which formalized such pre-existing tax sharing arrangements and implemented additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the inter-company allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986, as amended, (the "Code") and any applicable state, local and foreign tax law and related regulations. In connection with the Spin-off, the Tax Sharing Agreement was amended to provide that TSAT be treated as if it had been a party to the Tax Sharing Agreement, effective July 1, 1995.

     In connection with the Restructuring, TSAT and TCI entered into a tax sharing agreement dated June 1997, to confirm that pursuant to the amended Tax Sharing Agreement (i) neither TSAT nor any of its subsidiaries has any obligation to indemnify TCI or the TCI shareholders for any tax resulting from the Spin-off failing to qualify as a tax-free distribution pursuant to
     Section 355 of the Code; (ii) TCI is obligated to indemnify TSAT and its subsidiaries for any taxes resulting from the Spin-off failing to qualify as a tax-free distribution pursuant to Section 355 of the Code; (iii) to the best knowledge of TCI, TSAT's total payment obligation under the Tax Sharing Agreement could not reasonably be expected to exceed $5 million; and (iv) the sole agreement between TCI, on the one hand, and TSAT or any of its subsidiaries, on the other, relating to taxes is the Tax Sharing Agreement

     TSAT recognized no income tax benefit during either of the three month periods ended March 31, 1998 and 1997. As a result of the Spin-off, TSAT is no longer a part of the TCI consolidated tax group, and accordingly, is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at March 31, 1998 and December 31, 1997. Additionally, during the first several years following the Spin-off, TSAT believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
  Results of Operations
  ---------------------

General
-------

     The following discussion and analysis provides information concerning the financial condition and results of operations of TSAT and should be read in conjunction with (i) the accompanying financial statements of TSAT, and (ii) the financial statements, and related notes thereto, of TSAT, and Management's
                                                              ------------
Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
included in TSAT's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TSAT, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of satellite delivered television programming; uncertainties inherent in proposed business strategies, new product launches and development plans, including uncertainties regarding the Roll-up Plan; the ASkyB Transaction; TSAT's high-power strategy; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to TSAT's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; possible interference by satellites in adjacent orbital positions with the satellite currently being used for PRIMESTAR Partners' existing medium power satellite television business; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. TSAT expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in TSAT's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

Material Changes in Results of Operations
-----------------------------------------

     As described in note 2 to the accompanying consolidated financial statements, the Restructuring was consummated on April 1, 1998. As a result of such consummation, TSAT is a holding company whose primary assets are (i) Tempo's authorizations granted by the FCC and other assets and liabilities relating to a proposed direct broadcast system being constructed by Tempo and
(ii) its investment in PRIMESTAR. Until the consummation of the TSAT Merger (of which there is no assurance), TSAT's operations will consist primarily of accounting and legal expenses incurred to maintain TSAT as a public company and TSAT's share of PRIMESTAR's earnings or losses. PRIMESTAR is a significantly larger entity than TSAT, and it is anticipated that PRIMESTAR will initially incur significantly greater losses than TSAT due primarily to disproportionately higher levels of depreciation, amortization and interest expense. In addition, it is anticipated that PRIMESTAR will develop a high-power DBS service, and that PRIMESTAR may determine to migrate some or all of the existing medium-power PRIMESTAR(R) customers to such high-power service. Under such circumstances, PRIMESTAR would necessarily be operating under a different cost structure than that of TSAT's medium-power business. In addition, TSAT has entered into certain binding agreements, including, among others, the TSAT Merger Agreement. Upon consummation of the TSAT Merger, TSAT will be consolidated into PRIMESTAR and TSAT will no longer be a separate public company. No assurance can be given that the TSAT Merger will be consummated.

     During the three months ended March 31, 1998 and 1997, and the years ended December 31, 1997, 1996 and 1995, (i) TSAT's annualized subscriber churn rate (which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period) was 27.1%, 27.2%, 30.1%, 38.5% and 24.7%, respectively, and (ii) the average subscriber life implied by such subscriber churn rate was 3.7 years, 3.7 years, 3.3 years, 2.6 years and 4.0 years, respectively.

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

     During 1997, TSAT began offering a marketing program that allows subscribers to purchase TSAT's proprietary satellite reception equipment at a price that is less than TSAT's cost. Losses incurred by TSAT on such sales of satellite reception equipment are charged to selling expense in the periods such sales are consummated and aggregated $7,321,000 during the three months ended March 31, 1998.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

------------------------------------------------------

     The number of TSAT's customers and active authorized satellite receivers or integrated receivers/decoders ("Authorized Units") are as follows:

                               March 31,              December 31,
                        ---------------------     -------------------
                           1998         1997        1997        1996
                        ---------     -------     -------     -------

Customers                 914,000     734,000     851,000     702,000

Authorized Units        1,062,000     842,000     985,000     805,000

     To the extent not otherwise described, increases in TSAT's revenue and operating, selling, general and administrative expenses, as detailed below, are primarily related to growth in customers as reflected in the foregoing table

     Certain financial information concerning TSAT's operations is presented below (dollar amounts in thousands):

                                                     Three months ended March 31,
                                            ---------------------------------------------
                                                     1998                   1997
                                            ----------------------  ---------------------
                                                        Percentage             Percentage
                                                         of total               of total
                                             Amount      revenue     Amount     revenue
                                            --------    ----------  --------   ----------

Revenue:
 Programming and equipment rental           $154,257        92%     $113,501       92%
 Installation                                 14,243         8         9,763        8
                                            --------      ----      --------     ----
   Total revenue                             168,500       100       123,264      100
                                            --------      ----      --------     ----

Operating costs and expenses:
 Charges from PRIMESTAR Partners:
   Programming                               (57,461)      (34)      (39,323)     (32)
   Satellite, national marketing and
    distribution                             (24,774)      (15)      (19,936)     (16)
                                            --------      ----      --------     ----
                                             (82,235)      (49)      (59,259)     (48)
                                            --------      ----      --------     ----

 Other operating                              (9,847)       (6)       (6,257)      (5)


 Selling, general and administrative:
   Selling and regional marketing            (38,648)      (23)      (26,335)     (21)
   Other general and administrative          (16,693)      (10)      (18,053)     (15)
                                            --------      ----      --------     ----
                                             (55,341)      (33)      (44,388)     (36)
                                            --------      ----      --------     ----

   Operating Cash Flow (1)                    21,077        12        13,360       11

 Stock compensation                           (4,869)       (3)         (394)      --

 Depreciation                                (65,105)      (38)      (54,623)     (45)
                                            --------      ----      --------     ----

   Operating loss                           $(48,897)      (29)%    $(41,657)     (34)%
                                            ========      ====      ========     ====

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

-----------------------------------------------------

(1) Operating Cash Flow, which represents operating income before depreciation and stock compensation, is a commonly used measure of value and borrowing capacity. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such.

     Revenue increased $45,236,000 or 37% during the three months ended March 31, 1998, as compared to the corresponding prior year period. Such increase is the result of a $40,756,000 or 36% increase in programming and equipment rental revenue and a $4,480,000 or 46% increase in installation revenue. The increase in programming and equipment rental revenue is primarily the result of an increase from the 1997 period to the 1998 period in the average number of customers. Additionally, TSAT's average monthly programming and equipment rental revenue per customer increased from $53 during the 1997 period to $58 during the 1998 period. Such increase was primarily the result of rate increases implemented in May 1997 as well as an increase in the average monthly revenue derived from pay-per-view services. The increase in installation revenue is the net result of an increase from the 1997 period to the 1998 period in the number of installations performed and a decrease from $107 during the 1997 period to $98 during the 1998 period in the average installation revenue from each customer installed.

     PRIMESTAR Partners provided programming services to TSAT and other authorized PRIMESTAR(R) distributors in exchange for a fee based upon the number of customers receiving programming services. PRIMESTAR Partners also arranged for satellite capacity and uplink services, and provided national marketing and administrative support services, in exchange for a separate authorization fee from each authorized PRIMESTAR(R) distributor, including TSAT, based on such distributor's total number of Authorized Units. The aggregate charges for such services increased $22,976,000 or 39% during the three months ended March 31, 1998, as compared to the corresponding prior year period. The average aggregate monthly amount per customer charged by PRIMESTAR Partners was $31 and $28 during the three months ended March 31, 1998 and 1997, respectively.

     Other operating costs and expenses, which are primarily comprised of amounts related to customer fulfillment activities, increased $3,590,000 or 57% during the three months ended March 31, 1998, as compared to the corresponding prior year period. The majority of such increase is due to an increase in installation costs related to customers who purchase their equipment.

     Selling, general and administrative expenses increased $10,953,000 or 25% during the three months ended March 31, 1998, as compared to the corresponding prior year period. Selling and regional marketing expenses, which represented 23% of revenue during the 1998 period, include sales commissions, marketing and advertising expenses, and costs associated with the operation of a customer service call center and five regional sales offices. In total, selling, general and administrative expenses represented 33% and 36% of revenue during the three months ended March 31, 1998 and 1997, respectively. The decrease in such percentage is primarily attributable to the relatively fixed nature of certain components of TSAT's selling, general and administrative expenses.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

-----------------------------------------------------

     The $10,482,000 or 19% increase in depreciation expense during the three months ended March 31, 1998, as compared to the corresponding prior year period, is the result of an increase in TSAT's depreciable assets due primarily to capital expenditures with respect to TSAT's satellite reception equipment and subscriber installation costs.

     TSAT incurred interest expense of $14,177,000 and $9,383,000 during the three months ended March 31, 1998 and 1997, respectively. Substantially all of such interest was attributable to the December 31, 1996 completion of TSAT's bank credit facility and the February 1997 issuance of TSAT's Senior Subordinated Notes and Senior Subordinated Discount Notes.

     TSAT's share of PRIMESTAR Partners' net losses increased $3,661,000 during the three months ended March 31, 1998, as compared to the corresponding prior year period. Such increase is primarily attributable to increases in PRIMESTAR Partners' interest expense and operating loss. The increase in interest expense is attributable to interest incurred on borrowings under the PRIMESTAR Partners' bank credit facility that were used to fund the construction of Tempo DBS-2. Prior to the January 1, 1997 determination that construction of Tempo DBS-2 was substantially complete, interest incurred on the applicable borrowings had been capitalized by PRIMESTAR Partners. The increase in PRIMESTAR Partners' operating loss occurred as the increase in PRIMESTAR Partners' revenue did not fully offset increases in selling, marketing and certain other expenses.

     TSAT recognized no income tax benefit during either of the three month periods ended March 31, 1998 and 1997. As a result of the Spin-off, TSAT is no longer a part of the TCI consolidated tax group, and accordingly, is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at March 31, 1998 and December 31, 1997. Additionally, during the first several years following the Spin-off, TSAT believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis. In connection with the Spin-off, TSAT became a party to the Tax Sharing Agreement that currently exists among TCI, TCIC and certain other subsidiaries of TCI.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

 Material Changes in Financial Position
---------------------------------------

     As a holding company, TSAT's ability to satisfy any liabilities or obligations is dependent solely upon the earnings of Tempo and PRIMESTAR and the distribution or the payment of such earnings to TSAT in the form of dividends, loans or other advances. Moreover, during the term of the TSAT Merger Agreement, TSAT will be subject to the covenants provided for therein, including limitations on TSAT's ability to conduct business activities, incur liabilities, and acquire or dispose of assets. The payment of dividends or the making of loans or advances to TSAT by Tempo and PRIMESTAR may be subject to statutory, regulatory or contractual restriction, will be contingent upon the earnings of those subsidiaries and affiliates, and will be subject to various business considerations. Moreover, TSAT will not control PRIMESTAR, and PRIMESTAR will have no obligation, contingent or otherwise, to make any funds available to TSAT, whether by dividends, loans or other payments (except for the obligation of PRIMESTAR to reimburse TSAT for certain financial reporting, legal, accounting and other obligations of TSAT as a public company, including payment of directors' fees and expenses and maintenance of directors' and officers' insurance, as provided in the TSAT Merger Agreement). In addition, PRIMESTAR is subject to loan agreements that prohibit or limit the transfer of funds to TSAT in the form of dividends, loans, or advances and/or require that any indebtedness of such subsidiaries or affiliates of TSAT be subordinate to the indebtedness under such loan agreements.

     TSAT's right to participate in the distribution of assets of either PRIMESTAR or Tempo upon the liquidation or reorganization of such entity would be subject to the prior claims of the creditors of such entity, including trade creditors, except to the extent that TSAT may itself be a creditor with recognized claims against such entity.

     Consummation of the TSAT Merger is subject to regulatory and other conditions, including the right of PRIMESTAR to terminate the TSAT Merger Agreement under certain circumstances. Accordingly, there can be no assurance that the TSAT Merger will be consummated. If the TSAT Merger is not consummated then TSAT will continue to be subject to the risks associated with operating as a holding company. TSAT has made no decision as to what course of action it would pursue if the TSAT Merger is not consummated.

     Certain contingent liabilities of TSAT related to (i) indemnification agreements entered into between TSAT and TCIC and (ii) other obligations were assumed by PRIMESTAR in connection with the Restructuring.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

          There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended March 31, 1998 to which TSAT or any of its consolidated subsidiaries is a party or of which any of its property is the subject except as follows:

          On September 30, 1997, a civil action entitled Croce Advertising,
                                                         ------------------
          Inc. v. TCI Digital Satellite Entertainment, Inc., d/b/a PRIMESTAR
          ------------------------------------------------------------------
          By TCI and The Hibbert Company d/b/a The Hibbert Group was filed in
          ------------------------------------------------------
          the U.S. District Court for the District of Colorado, Civil Action No. 97-S-2130. On October 20, 1997, Croce; the plaintiff filed an amended Complaint naming TSAT as a defendant and dropping TCI Digital Satellite Entertainment, Inc. d/b/a PRIMESTAR By TCI from the action. Service was made upon TSAT on October 20, 1997. Croce alleged copyright infringement based on its allegations that after the parties' relationship was terminated, TSAT reprinted certain marketing materials created by Croce. Croce's claim for damages included alleged profits related to the printing of the materials at issue and TSAT's profits from the use of these materials. Croce also named The Hibbert Company as a defendant on the copyright infringement claim because The Hibbert Company printed certain TSAT marketing materials. TSAT agreed to indemnify The Hibbert Company for costs and damages arising out of the copyright claim. Croce's remaining claims arose out of the parties' ongoing dispute concerning unpaid invoices. Croce alleged TSAT owed $4,962,560.05 on these invoices, plus interest from March 7, 1997, until final resolution. PRIMESTAR agreed to indemnify TSAT for any potential liability with respect to this matter. In April 1998, the parties to the action executed a Mutual Release and Settlement Agreement which provided for the settlement of the litigation in exchange for the payment of $2.8 million in cash to the plaintiff. This represents the final resolution of this matter.

Item 2.   Changes in Securities.
-------   ----------------------

          During the three months ended March 31, 1998, TSAT issued 988,776 shares of Series A Common Stock to TCI for aggregate consideration of $988,776. Such shares were issued pursuant to a "Share Purchase Agreement" between TSAT and TCI to allow TCI to meet its obligations under the conversion features of certain convertible securities of TCI. The issuance was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

          At a special meeting of stockholders held on March 6, 1998, the following matters were voted upon and approved by the stockholders of
          TSAT:

          (a) A proposal to approve and adopt (i) the Merger and Contribution agreement dated as of February 6, 1998 (together with the exhibits and schedules thereto, the "Restructuring Agreement"), among TSAT, PRIMESTAR, Inc. ("PRIMESTAR"), Time Warner Entertainment Company, L.P., Advance/Newhouse Partnership, Comcast Corporation, Cox Communications, Inc., MediaOne of Delaware, Inc. and GE American Communications, Inc., (ii) the Asset Transfer Agreement dated as of February 6, 1998 (together with the exhibits and schedules thereto, the "TSAT Asset Transfer Agreement"), between TSAT and PRIMESTAR, (iii) the Agreement and Plan of Merger dated as of February 6, 1998 (together with the exhibits and schedules thereto the "TSAT Merger Agreement"), between TSAT and PRIMESTAR, (iv) each of the other agreements contemplated by the Restructuring Agreement to which TSAT is a party and (v) the transactions contemplated by the Restructuring Agreement, the TSAT Asset Transfer Agreement, the TSAT Merger Agreement and such other agreements (115,999,235 votes For; 139,426 votes Against; 81,938 Abstentions; and 14,462,817 Broker Non-Votes).

          (b) A proposal to approve and adopt the TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Stock Option Plan, which provides for the grant of options to purchase up to 500,000 shares of TSAT Series A Common Stock, and to approve all grants thereunder (127,320,206 votes For; 2,956,565 votes Against; and 406,645
               Abstentions).

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

               (a)  Exhibits

                    27 - Financial Data Schedule

               (b)  Report on Form 8-K filed during quarter ended March 31,
                    1998 -


                                                                    Financial
                       Date of                Items                 Statements
                       Report                Reported                 Filed
                       -------               --------               ----------

                    February 11, 1998    Item 5 and Item 7            None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TCI SATELLITE ENTERTAINMENT, INC.



Date:  May 15, 1998                  By:  /s/  Gary S. Howard
                                          -----------------------------------
                                               Gary S. Howard
                                               Chief Executive Officer




Date:  May 15, 1998                  By:  /s/  Kenneth G. Carroll
                                          -----------------------------------
                                               Kenneth G. Carroll
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)




Date:  May 15, 1998                  By:  /s/  Scott D. Macdonald
                                          -----------------------------------
                                               Scott D. Macdonald
                                               Vice President and Controller
                                               (Chief Accounting Officer)