Form 10-Q
period 1998-06-30
TCI SATELLITE ENTERTAINMENT INC
filed 1998-08-13
CIK 1022222

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____ to _____


Commission File Number:  0-21317


                       TCI SATELLITE ENTERTAINMENT, INC.
                       ---------------------------------
            (Exact name of Registrant as specified in its charter)


                State of Delaware                             84-1299995
---------------------------------------------------    ------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                   Identification No.)


           8085 South Chester, Suite 300
                Englewood, Colorado                             80112
---------------------------------------------------    ------------------------
(Address of principal executive offices)                      (Zip Code)


      Registrant's telephone number, including area code: (303) 712-4600


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

        The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of July 31, 1998, was:

                 Series A common stock  59,280,466 shares; and
                   Series B common stock  8,465,324 shares.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (unaudited)


                                                                                   June 30,                 December 31,
                                                                                     1998                       1997
                                                                          --------------------------  -------------------------
Assets                                                                                     amounts in thousands
------
Cash and cash equivalents                                                          $      --                      6,084

Accounts receivable, net of allowance for doubtful  accounts                              --                     35,079

Investment in PRIMESTAR, Inc. (notes 2 and 8)                                        335,788                         --

Property and equipment, at cost:
 Satellites (note 9)                                                                 463,133                    463,133
 Satellite reception equipment                                                            --                    674,387
 Subscriber installation costs                                                            --                    227,131
 Support equipment                                                                        --                     34,389
                                                                                   ---------                  ---------
                                                                                     463,133                  1,399,040
 Less accumulated depreciation                                                            --                    277,103
                                                                                   ---------                  ---------
                                                                                     463,133                  1,121,937
                                                                                   ---------                  ---------
Deferred financing costs and other assets,
 net of accumulated amortization                                                          --                     41,756
                                                                                   ---------                  ---------
                                                                                   $ 798,921                  1,204,856
                                                                                   =========                  =========

Liabilities and Stockholders' Equity
------------------------------------

Accounts payable and accrued expenses                                              $      --                    157,050
Subscriber advance payments                                                               --                     29,675
Due to PRIMESTAR, Inc. (note 9)                                                      463,133                    463,133
Debt                                                                                      --                    418,729
                                                                                   ---------                  ---------
   Total liabilities                                                                 463,133                  1,068,587
                                                                                   ---------                  ---------

Stockholders' Equity:
 Preferred stock, $.01 par value;
   authorized 5,000,000 shares; none issued                                               --                         --
 Series A common stock, $1 par value; authorized 185,000,000
  shares; issued 59,280,466 in 1998, and 58,239,136 in 1997                           59,280                     58,239
 Series B common stock, $1 par value; authorized 10,000,000
  shares; issued   8,465,324 in 1998 and 1997                                          8,465                      8,465
 Additional paid-in capital                                                          824,259                    523,685
 Accumulated deficit                                                                (556,216)                  (454,120)
                                                                                   ---------                  ---------
   Total stockholders' equity                                                        335,788                    136,269
                                                                                   ---------                  ---------
                                                                                   $ 798,921                  1,204,856
                                                                                   =========                  =========


See accompanying notes to consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (unaudited)

                                                        Three months ended                   Six months ended
                                                             June 30,                            June 30,
                                               ------------------------------------  ---------------------------------
                                                      1998               1997             1998              1997
                                               ------------------  ----------------  ---------------  ----------------
                                                                        amounts in thousands
Revenue:
  Programming and equipment
      rental                                            $     --           126,729          154,257           240,230
  Installation                                                --            10,652           14,243            20,415
                                                        --------           -------         --------          --------
                                                              --           137,381          168,500           260,645
                                                        --------           -------         --------          --------
Operating costs and expenses:
  Charges from PRIMESTAR
       Partners L.P. (note 10):
         Programming                                          --            42,665           57,461            81,988
         Satellite, marketing and
          distribution                                        --            20,445           24,774            40,381
  Other operating (note 10)                                   --             4,815            9,847            11,072
  Selling, general and   administrative (note 10)             43            47,385           55,384            91,773
  Stock compensation (note 10)                                --             1,158            4,869             1,552
  Depreciation                                                --            58,643           65,105           113,266
                                                        --------           -------         --------          --------
                                                              43           175,111          217,440           340,032
                                                        --------           -------         --------          --------
       Operating loss                                        (43)          (37,730)         (48,940)          (79,387)

Other income (expense):
  Interest expense                                            --           (12,025)         (14,177)          (21,408)
  Share of losses of PRIMESTAR,   Inc.
   (note 8)                                              (32,536)               --          (32,536)               --
  Share of losses of PRIMESTAR
   Partners L.P.                                              --            (5,768)          (5,822)           (7,929)
  Other, net                                                  --               464             (621)            1,134
                                                        --------           -------         --------          --------
                                                         (32,536)          (17,329)         (53,156)          (28,203)
                                                        --------           -------         --------          --------
       Loss before income taxes                          (32,579)          (55,059)        (102,096)         (107,590)

Income tax benefit (note 11)                                  --                --               --                --
                                                        --------           -------         --------          --------
       Net loss                                         $(32,579)          (55,059)        (102,096)         (107,590)
                                                        ========           =======         ========          ========

Basic and diluted loss per common share
 (note 6):                                              $   (.48)             (.83)           (1.51)            (1.61)
                                                        ========           =======         ========          ========


See accompanying notes to consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                         Six months ended June 30, 1998

                                  (unaudited)



                                                      Common stock       Additional                     Total
                                                ----------------------    Paid-in      Accumulated   stockholders'
                                                  Series A    Series B    capital        deficit       equity
                                                ------------  --------  ------------  --------------  ---------
                                                                     amounts in thousands

Balance at January 1, 1998                           $58,239     8,465      523,685        (454,120)   136,269

 Net loss                                                 --        --           --        (102,096)  (102,096)
 Recognition of stock compensation related to
  stock options and restricted stock awards               --        --        1,578              --      1,578
 Issuance of Series A Common Stock related to
  restricted stock awards                                 50        --          (50)             --         --
 Issuance of Series A Common Stock upon
  conversion of convertible securities of
  Tele-Communications, Inc. (note 4)                     991        --           --              --        991
 Issuance of common stock by
  subsidiary (note 2)                                     --        --      299,046              --    299,046
                                                     -------  --------      -------        --------   --------
Balance at June 30, 1998                             $59,280     8,465      824,259        (556,216)   335,788
                                                     =======  ========      =======        ========   ========


See accompanying notes to consolidated  financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (unaudited)

                                                                               Six months ended
                                                                                   June 30,
                                                                  ------------------------------------------
                                                                          1998                  1997
                                                                  --------------------  --------------------
                                                                            amounts in thousands
                                                                                (see note (7)
Cash flows from operating activities:
 Net loss                                                                   $(102,096)             (107,590)
 Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation                                                              65,105               113,266
     Share of losses of PRIMESTAR, Inc.                                        32,536                    --
     Share of losses of PRIMESTAR Partners L.P.                                 5,822                 7,929
     Accretion of debt discount                                                 4,682                 6,644
     Stock compensation                                                         4,869                 1,552
     Other non-cash items                                                       7,999                 1,962
     Changes in operating assets and liabilities:
       Change in receivables                                                   10,845                  (563)
       Change in other assets                                                    (736)                   82
       Change in accruals and payables                                        (10,209)               16,053
       Change in subscriber advance payments                                   (3,114)                4,718
                                                                            ---------              --------
          Net cash provided by operating activities                            15,703                44,053
                                                                            ---------              --------

Cash flows from investing activities:
 Capital expended for property and equipment                                  (73,966)              (85,804)
 Capital expended for satellites                                                   --                (5,265)
 Additional investments in and advances to
   PRIMESTAR Partners L.P.                                                        (75)               (6,991)
 Repayment of advances to PRIMESTAR Partners L.P.                                  --                 7,663
                                                                            ---------              --------
         Net cash used in investing activities                                (74,041)              (90,397)
                                                                            ---------              --------
Cash flows from financing activities:
 Borrowings of debt                                                           113,000               405,061
 Repayments of debt                                                           (61,735)             (299,172)
 Payment of deferred financing costs                                               --               (18,452)
 Increase in due to PRIMESTAR Partners L.P.                                        --                 5,265
 Proceeds from issuance of common stock                                           989                   225
                                                                            ---------              --------
         Net cash provided by financing activities                             52,254                92,927
                                                                            ---------              --------
         Net increase (decrease) in cash and cash
          equivalents                                                          (6,084)               46,583

         Cash and cash equivalents:
           Beginning of period                                                  6,084                 6,560
                                                                            ---------              --------
           End of period                                                    $      --                53,143
                                                                            =========              ========

See accompanying notes to consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 June 30, 1998

                                  (unaudited)

(1)  Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements include the accounts of TCI Satellite Entertainment, Inc. and those of all majority-owned subsidiaries ("TSAT" or the "Company"). All significant inter-company transactions have been eliminated.

     The accompanying interim consolidated financial statements of TSAT are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of TSAT as of June 30, 1998 and the results of its operations for the periods ended June 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in TSAT's December 31, 1997 Annual Report on Form 10-K.

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

(2)  The Roll-up Plan
     ----------------

     On March 6, 1998, the TSAT stockholders voted to approve a proposal to adopt the provisions of certain agreements and the transactions contemplated thereby, collectively, referred to herein as the "Roll-up Plan." The Roll-up Plan is a two-step transaction, comprising the Restructuring and the proposed TSAT Merger, as described below.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Restructuring

     Effective April 1, 1998 (the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998, (the "Restructuring Agreement"), among TSAT, PRIMESTAR, Inc., prior to the Restructuring a wholly-owned subsidiary of TSAT ("PRIMESTAR"), Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc., ("MediaOne"), US WEST Media Group, Inc. and GE American Communications, Inc., and (ii) an Asset Transfer Agreement dated as of February 6, 1998, (the "TSAT Asset Transfer Agreement") between TSAT and PRIMESTAR, a business combination (the "Restructuring") was consummated whereby (a) TSAT contributed and transferred to PRIMESTAR (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (I) the capital stock of TSAT's wholly-owned subsidiary, Tempo Satellite, Inc. ("Tempo"), (II) the consideration to be received by TSAT in the Restructuring and (III) the rights and obligations of TSAT under certain agreements with PRIMESTAR and others, and (b) the business of PRIMESTAR Partners L.P. ("PRIMESTAR Partners") and the business of distributing the PRIMESTAR(R) programming service ("PRIMESTAR(R)") of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne was consolidated into PRIMESTAR.

     In connection with the TSAT Asset Transfer, PRIMESTAR assumed all of TSAT's indebtedness on such date, and TSAT received from PRIMESTAR such number of shares of Class A Common Stock, $.01 par value per share, of PRIMESTAR ("PRIMESTAR Class A Common Stock") and Class B Common Stock, $.01 par value per share, of PRIMESTAR ("PRIMESTAR Class B Common Stock" and together with the PRIMESTAR Class A Common Stock, "PRIMESTAR Common Stock"), respectively, as equals the number of shares of Series A Common Stock of TSAT ("Series A Common Stock") and Series B Common Stock of TSAT ("Series B Common Stock"), respectively, issued and outstanding on the Closing Date, in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement, plus one share of PRIMESTAR Class A Common Stock for each share of Series A Common Stock issuable at the Closing Date ("Issuable TSAT Shares") pursuant to certain TSAT stock options, restricted stock awards and other arrangements. TSAT received 66.3 million shares of PRIMESTAR Class A Common Stock and 8.5 million shares of PRIMESTAR Class B Common Stock, and as a result, owns approximately 37% of the outstanding shares of common equity of PRIMESTAR at the closing of the Restructuring, representing approximately 38% of the combined voting power of such common equity. As a result of the dilution of TSAT's investment in PRIMESTAR from 100% to approximately 37%, TSAT recognized an increase in its investment in PRIMESTAR and an increase in additional paid-in capital of $299,046,000, net of income taxes. Such increase represents the difference between TSAT's historical investment basis in PRIMESTAR and TSAT's proportionate share of PRIMESTAR's equity subsequent to the Restructuring.

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

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     TSAT Merger

     Pursuant to an Agreement and Plan of Merger dated as of February 6, 1998 (the "TSAT Merger Agreement"), between TSAT and PRIMESTAR, it is contemplated that TSAT will be merged with and into PRIMESTAR, with PRIMESTAR as the surviving corporation (the "TSAT Merger"). In connection therewith (i) each outstanding share of Series A Common Stock will be converted into the right to receive one share of PRIMESTAR Class A Common Stock, and (ii) each outstanding share of Series B Common Stock will be converted into the right to receive one share of PRIMESTAR Class B Common Stock, subject to adjustment. Each share of PRIMESTAR Common Stock then held by TSAT will be canceled. The number of shares of PRIMESTAR Common Stock issued to TSAT shareholders will be less than the number of shares of PRIMESTAR Common Stock owned by TSAT prior to the TSAT Merger to the extent Issuable TSAT Shares are not issued and outstanding at the time of the TSAT Merger. However, PRIMESTAR shall assume all obligations of TSAT in respect of the Issuable TSAT Shares.

     Consummation of the TSAT Merger is subject to regulatory approval and other conditions to closing set forth in the TSAT Merger Agreement. Accordingly, there can be no assurance that the TSAT Merger will be consummated.

     Proposed ASkyB Transaction
     --------------------------

     In a separate proposed transaction (the "ASkyB Transaction"), pursuant to an asset acquisition agreement, dated as of June 11, 1997 among PRIMESTAR Partners, The News Corporation Limited ("News Corp."), MCI Telecommunications Corporation, the principal domestic operating subsidiary of MCI Communications Corporation ("MCI"), American Sky Broadcasting LLC, a wholly-owned subsidiary of News Corp. ("ASkyB") and for certain purposes only, each of the partners of PRIMESTAR Partners (collectively, the "Partners"), PRIMESTAR has agreed to acquire from MCI two high-power communications satellites currently under construction, certain authorizations granted to MCI by the Federal Communications Commission ("FCC") to operate a direct broadcast satellite business at the 110 West Longitude ("W.L.") orbital location using 28 transponder channels, and certain related contracts. In consideration, ASkyB will receive approximately $600 million liquidation value of non-voting convertible preferred stock, $.01 per value per share, of PRIMESTAR (the "PRIMESTAR Convertible Preferred Stock") (convertible into approximately 52 million shares of non-voting Series D Common Stock, $.01 par value per share, of PRIMESTAR (the "PRIMESTAR Class D Common Stock"), subject to adjustment) and approximately $442 million principal amount of convertible subordinated notes of PRIMESTAR (the "PRIMESTAR Convertible Subordinated Notes") (convertible into approximately 38.5 million shares of PRIMESTAR Class D Common Stock).

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     The PRIMESTAR Convertible Subordinated Notes will be due and payable, and the PRIMESTAR Convertible Preferred Stock will be mandatorily redeemable, on the tenth anniversary of the date of issuance. The PRIMESTAR Convertible Preferred Stock will accrue cumulative dividends at the annual rate of 5% of the liquidation value of such shares and the PRIMESTAR Convertible Subordinated Notes will have an interest rate of 5%. Dividends on the PRIMESTAR Convertible Preferred Stock and interest on the PRIMESTAR Convertible Subordinated Notes will be payable in cash or, at the option of PRIMESTAR, in shares of the non-voting PRIMESTAR Class D Common Stock, for a period of four years. Thereafter, all dividend and interest payments will be made solely in cash. Such convertible securities, and the shares of PRIMESTAR Class D Common Stock to be issued to ASkyB or any of its affiliates upon conversion of such PRIMESTAR Convertible Preferred Stock and PRIMESTAR Convertible Subordinated Notes, or in payment of dividend or interest obligations thereunder, will be non-voting; however, shares of PRIMESTAR Class D Common Stock will automatically convert into shares of PRIMESTAR Class A Common Stock, on a one-to-one basis, upon transfer to any person other than ASkyB, News Corp. or any of their respective affiliates.

     On May 12, 1998, the U.S. Department of Justice ("DOJ") filed a civil antitrust action opposing the ASkyB Transaction (the "DOJ Action"), and the Federal District Court has set a trial date for February 1, 1999. The DOJ Action seeks to prevent PRIMESTAR from acquiring the direct broadcast satellite assets of News Corp. and MCI or, in the alternative, to allow such acquisition to go forward and require PRIMESTAR's stockholders affiliated with the cable industry to divest their ownership interests in PRIMESTAR.

     PRIMESTAR intends to take all appropriate action to pursue its rights, including, if necessary, vigorously contesting this matter in the courts. However, no assurance can be given as to the outcome of this matter, and an unfavorable decision could have a material adverse effect on PRIMESTAR's current plans with respect to a high power digital satellite business. Moreover, any protracted litigation with the DOJ could result in significant additional legal expenses to PRIMESTAR. PRIMESTAR does not believe, however, that the DOJ Action and any resulting litigation will have a significant impact on the operation or operating results of PRIMESTAR's existing medium power satellite television business.

     PRIMESTAR also intends to pursue further discussions with the DOJ regarding a potential consent decree to permit the ASkyB Transaction to go forward. However, no assurance can be given that a negotiated resolution of this matter is possible on terms acceptable to PRIMESTAR and its stockholders, or on any terms. Additionally, the terms of any such consent decree could have a material adverse effect on PRIMESTAR's current high power strategy.

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

     Since the Spin-off, TSAT and TCI have operated independently. For purposes of governing certain of the ongoing relationships between TSAT and TCI after the Spin-off, and to provide mechanisms for an orderly transition, TSAT and TCI entered into various agreements, including the "Reorganization Agreement" (see below), the "Fulfillment Agreement" (see note 10), the "Transition Services Agreement" (see note 10), and an amendment to TCI's then existing "Tax Sharing Agreement (see note 11).

     Reorganization Agreement

     Pursuant to the Reorganization Agreement, among other items, TSAT assumed TCI's obligations under options granted on the Spin-off Date to certain key employees of TCI (who are not employees of TSAT) representing, in the aggregate, 1,660,190 shares of Series A Common Stock; and TSAT granted to TCI an option to purchase up to 4,765,000 shares of Series A Common Stock, at an exercise price of $1.00 per share, as required by TCI from time to time to meet its obligations under the conversion features of certain convertible securities of TCI as such conversion features were adjusted as a result of the Spin-off.

(5)  Comprehensive Income
     --------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130") which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company's total comprehensive loss for all periods presented herein did not differ from those amounts reported as net loss in the consolidated statements of operations.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(6)  Loss Per Common Share
     ---------------------

     The basic and diluted loss per common share is based on the weighted average number of shares outstanding during the period (67,746,000 and 66,631,000 shares for the three months ended June 30, 1998 and 1997, respectively; and 67,690,000 and 66,625,000 shares for the six months ended June 30, 1998 and 1997, respectively). Excluded from the computation of diluted loss per common share for the six months ended June 30, 1998 and 1997 are options and convertible securities to acquire 7,007,000 and 7,752,000 shares of Series A Common Stock, respectively, because inclusion of such options would be anti-dilutive.

(7)  Supplemental Disclosures to Combined Statements of Cash Flows
     -------------------------------------------------------------

     Cash paid for interest was $13,844,000 and $5,913,000 during the six months ended June 30, 1998 and 1997, respectively. Cash paid for income taxes was not significant during either of such periods.

                                                           June 30,
                                                 ----------------------------
                                                      1998          1997
                                                 -------------  -------------
                                                      amounts in thousands

     Significant non-cash investing activity-
      increase in equity due to issuance of
      common stock by subsidiary                  $299,046              --
                                                 =============  =============


(8)  Investment in PRIMESTAR
     -----------------------

     Summarized unaudited operating information for PRIMESTAR for the six months ended June 30, 1998 is as follows (amounts in thousands):

     Results of Operations
     ---------------------
         Revenue                                                $ 540,012
         Operating, selling, general and
         administrative expenses                                 (479,252)
         Depreciation and amortization                           (209,863)
                                                                 ---------
          Operating loss                                         (149,103)

         Other expense, net                                        (7,805)
                                                                 ---------
          Net loss                                               $(156,908)
                                                                 =========

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(9)  Satellites
     ----------

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

     One of the Tempo Satellites ("Tempo DBS-1") was launched into geosynchronous orbit on March 8, 1997. Since the launch of Tempo DBS-1, Loral has notified TSAT of at least eight separate occurrences of power reductions on Tempo DBS-1. TSAT does not currently know the extent of such power reductions, and cannot confirm the precise causes thereof; however, such reductions could eventually affect the proposed operation of Tempo DBS-1, either alone or together with other events that may arise during the expected life of the satellite. As a result of such power reductions, in-orbit testing has been extended and Tempo DBS-1 has not yet been accepted. Pursuant to the Satellite Construction Agreement, Loral bears the risk of loss of the Tempo Satellites until Tempo accepts delivery of the Tempo Satellites. TSAT currently believes that Tempo DBS-1 may not fully comply with specifications, but has not yet determined the extent of any such non-compliance. Tempo and Loral are currently engaged in negotiations regarding this matter, including the timing, extent and methodology of any further tests to be conducted and the terms of any monetary settlement with respect to the satellite to which Tempo may be entitled under the Satellite Construction Agreement. Certain launch defects or damages affecting Tempo DBS-1 could cause a substantial monetary loss to TSAT or, following consummation of the TSAT Merger, to PRIMESTAR.

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

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     On April 30, the FCC determined that Tempo's satellite at 119 W.L. was not operational. It did find, however, that an extension of time was warranted for that orbital location and granted an extension to Tempo for 119 W.L. Such extension was granted until six months after the FCC determination on the Transfer Application and the Assignment Application, with the condition that Tempo not enter into a lease agreement with PRIMESTAR or any similar lease arrangement prior to the FCC's decision on the Transfer Application and the Assignment Application. In addition, Tempo voluntarily surrendered its permit for 166 degrees W.L.

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

     Tempo Option

     In February 1990, Tempo entered into an option agreement with PRIMESTAR Partners granting PRIMESTAR Partners the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Option and certain related matters, Tempo and PRIMESTAR Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by PRIMESTAR Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by PRIMESTAR Partners to Tempo. The aggregate funding provided to Tempo by PRIMESTAR Partners ($463,133,000 at June 30, 1998) is reflected in "Due to PRIMESTAR, Inc. in the accompanying consolidated balance sheets.

     On February 7, 1997, the Partners Committee of PRIMESTAR Partners adopted a resolution (i) affirming that PRIMESTAR Partners had unconditionally exercised the Tempo Option, (ii) approving the proposed launch of Tempo DBS-1 into the 119 degrees W.L. orbital position and the use of the second Tempo Satellite as a spare or back-up for Tempo DBS-1, pending other deployment or disposition as determined by PRIMESTAR Partners, and (iii) authorizing the payment by PRIMESTAR Partners to Tempo of a $1,000,000 exercise fee (the "Exercise Fee") and other amounts in connection with the Tempo Option and the Tempo Letter Agreements, including funding of substantially all construction and related costs relating to the Tempo Satellites not previously funded by PRIMESTAR Partners.

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

(10) Transactions with Related Parties
     ---------------------------------

     Pursuant to the terms of the TSAT Merger Agreement, PRIMESTAR shall reimburse TSAT for all reasonable costs and expenses incurred by TSAT (i) to comply with its tax and financial reporting obligations, (ii) to maintain certain insurance coverage and (iii) to maintain its status as a publicly traded company. During the three months ended June 30, 1998, such reimbursements aggregated $43,000. The effects of such reimbursements have been reflected as a reduction of TSAT's investment in PRIMESTAR.

     Prior to the Restructuring, the Partnership provided programming services to the Company and other authorized distributors in exchange for a fee based upon the number of subscribers receiving programming services. In addition, the Partnership arranged for satellite capacity and uplink services, and provided national marketing and administrative support services in exchange for a separate authorization fee.

     During 1997, TCI provided certain installation, maintenance, retrieval and other customer fulfillment services to TSAT pursuant to a fulfillment agreement (as amended, the "Fulfillment Agreement"). During the six months ended June 30, 1997, TSAT's capitalized installation costs included amounts charged by TCI to TSAT of $32,009,000. Maintenance, retrieval and other operating expenses charged by TCI to TSAT aggregated $4,490,000 during the six months ended June 30, 1997. The Fulfillment Agreement terminated on December 31, 1997.

     TCI also provided corporate administrative services to TSAT pursuant to a transition services agreement (the "Transition Services Agreement"). Pursuant to the Transition Services Agreement, TSAT was required to pay TCI a monthly fee of $1.50 per qualified subscriber up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. Charges under the Transition Services Agreement aggregated $3,174,000 and $9,919,000 during the six months ended June 30, 1998 and 1997, respectively. The Transition Services Agreement was terminated in connection with the consummation of the Restructuring.

     During the six months ended June 30, 1998 and 1997, TSAT purchased from TCI at TCI's cost certain telephony services aggregating $1,354,000 and $4,255,000 respectively.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Beginning in March 1997, and through the Closing Date, TCI provided TSAT with customer support services from its Boise, Idaho call center ( the "Boise Call Center"). The Boise Call Center responded to calls that exceeded the capacity of TSAT's national call center. Amounts charged by TCI to TSAT for such services aggregated $5,026,000 and $2,273,000 during the six months ended June 30, 1998 and 1997, respectively.

     Prior to the Restructuring, certain key employees of TSAT held stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of TSAT have been recorded in the accompanying consolidated financial statements. Compensation expense recognized by TSAT related to such options aggregated $3,814,000 and $688,000 during the six months ended June 30, 1998 and 1997, respectively.

(11) Income Taxes
     ------------

     Through the Spin-off Date, TSAT's results of operations were included in TCI's consolidated U.S. Federal income tax returns, in accordance with the existing tax sharing arrangements among TCI and its consolidated subsidiaries. Effective July 1, 1995, TCI, and certain subsidiaries of TCI entered into a tax sharing agreement (the "Tax Sharing Agreement"), which formalized such pre-existing tax sharing arrangements and implemented additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the inter-company allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986, as amended, (the "Code") and any applicable state, local and foreign tax law and related regulations. In connection with the Spin-off, the Tax Sharing Agreement was amended to provide that TSAT be treated as if it had been a party to the Tax Sharing Agreement, effective July 1, 1995.

     In connection with the Restructuring, TSAT and TCI entered into a tax sharing agreement dated June 1997, to confirm that pursuant to the amended Tax Sharing Agreement (i) neither TSAT nor any of its subsidiaries has any obligation to indemnify TCI or the TCI shareholders for any tax resulting from the Spin-off failing to qualify as a tax-free distribution pursuant to
     Section 355 of the Code; (ii) TCI is obligated to indemnify TSAT and its subsidiaries for any taxes resulting from the Spin-off failing to qualify as a tax-free distribution pursuant to Section 355 of the Code; (iii) to the best knowledge of TCI, TSAT's total payment obligation under the Tax Sharing Agreement could not reasonably be expected to exceed $5 million; and (iv) the sole agreement between TCI, on the one hand, and TSAT or any of its subsidiaries, on the other, relating to taxes is the Tax Sharing Agreement

     TSAT recognized no income tax benefit during either of the six month periods ended June 30, 1998 and 1997. As a result of the Spin-off, TSAT is no longer a part of the TCI consolidated tax group, and accordingly, is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at June 30, 1998 and December 31, 1997. Additionally, during the first several years following the Spin-off, TSAT believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
  Results of Operations
  ---------------------

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

   Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TSAT, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of satellite delivered television programming; uncertainties inherent in proposed business strategies, new product launches and development plans, including uncertainties regarding possible regulatory issues under the Investment Company Act of 1940, as amended (the "Investment Company Act"); the TSAT Merger; the ASkyB Transaction; PRIMESTAR's high-power strategy; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to PRIMESTAR's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. TSAT expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in TSAT's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

Material Changes in Results of Operations
-----------------------------------------

     As described in note 2 to the accompanying consolidated financial statements, the Restructuring was consummated on April 1, 1998. As a result of such consummation, TSAT is a holding company whose primary assets are (i) Tempo's authorizations granted by the FCC and other assets and liabilities relating to a proposed direct broadcast system being constructed by Tempo and
(ii) its investment in PRIMESTAR. Until the consummation of the TSAT Merger (of which there can be no assurance), TSAT's operations will consist primarily of accounting and legal expenses incurred to maintain TSAT as a public company and TSAT's share of PRIMESTAR's earnings or losses. PRIMESTAR is a significantly larger entity than TSAT, and it is anticipated that PRIMESTAR will initially incur significantly greater losses than TSAT due primarily to disproportionately higher levels of depreciation, amortization and interest expense. In addition, it is anticipated that PRIMESTAR will develop a high-power DBS service, and that PRIMESTAR may determine to migrate some or all of the existing medium-power PRIMESTAR(R) customers to such high-power service. Under such circumstances, PRIMESTAR would necessarily be operating under a different cost structure than that of TSAT's medium-power business. In addition, TSAT has entered into certain binding agreements, including, among others, the TSAT Merger Agreement. Upon consummation of the TSAT Merger, TSAT will be consolidated into PRIMESTAR and TSAT will no longer be a separate public company. As closing of the TSAT Merger is subject to regulatory and other conditions, no assurance can be given that the TSAT Merger will be consummated.

     TSAT recognized no income tax benefit during either of the six month periods ended June 30, 1998 and 1997. TSAT is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at June 30, 1998 and December 31, 1997. Additionally, TSAT believes that it will incur net losses for income tax purposes for several years, and accordingly, will not be in a position to realize income tax benefits on a current basis.

Material Changes in Financial Position
--------------------------------------

     As a holding company, TSAT's ability to satisfy any liabilities or obligations is dependent solely upon the earnings of Tempo and PRIMESTAR and the distribution or the payment of such earnings to TSAT in the form of dividends, loans or other advances. Moreover, during the term of the TSAT Merger Agreement, TSAT will be subject to the covenants provided for therein, including limitations on TSAT's ability to conduct business activities, incur liabilities, and acquire or dispose of assets. The payment of dividends or the making of loans or advances to TSAT by Tempo and PRIMESTAR may be subject to statutory, regulatory or contractual restriction, will be contingent upon the earnings of those subsidiaries and affiliates, and will be subject to various business considerations. Moreover, TSAT does not control PRIMESTAR, and PRIMESTAR has no obligation, contingent or otherwise, to make any funds available to TSAT, whether by dividends, loans or other payments (except for the obligation of PRIMESTAR to reimburse TSAT for certain financial reporting, legal, accounting and other obligations of TSAT as a public company, as provided in the TSAT Merger Agreement). In addition, PRIMESTAR is subject to loan agreements that prohibit or limit the transfer of funds to TSAT in the form of dividends, loans, or advances and/or require that any indebtedness of such subsidiaries or affiliates of TSAT be subordinate to the indebtedness under such loan agreements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

-------------------------------------------------

     TSAT's right to participate in the distribution of assets of either PRIMESTAR or Tempo upon the liquidation or reorganization of such entity would be subject to the prior claims of the creditors of such entity, including trade creditors, except to the extent that TSAT may itself be a creditor with recognized claims against such entity.

     Consummation of the TSAT Merger is subject to regulatory and other conditions, including the right of PRIMESTAR to terminate the TSAT Merger Agreement under certain circumstances. Accordingly, there can be no assurance that the TSAT Merger will be consummated. If the TSAT Merger is not consummated then TSAT will continue to be subject to the risks associated with operating as a holding company including possible regulation under the Investment Company Act. TSAT does not currently intend to be an investment company within the meaning of the Investment Company Act. TSAT has made no decision as to what course of action it would pursue if the TSAT Merger is not consummated.

     Certain contingent liabilities of TSAT related to (i) indemnification agreements entered into between TSAT and TCI and (ii) other obligations were assumed by PRIMESTAR in connection with the Restructuring.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.   Changes in Securities.
-------   ----------------------

          During the three months ended June 30, 1998, TSAT issued 2,554 shares of Series A Common Stock to TCI for aggregate consideration of $2,554. Such shares were issued pursuant to a "Share Purchase Agreement" between TSAT and TCI to allow TCI to meet its obligations under the conversion features of certain convertible securities of TCI. The issuance was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------
          (a) Exhibit

              27 - Financial Data Schedule

          (b) Report on Form 8-K filed during quarter ended June 30, 1998 -

                                                           Financial
             Date of                  Items                Statements
             Report                  Reported                Filed
             ------                  --------                -----

          April 15, 1998         Item 2 and Item 7           None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TCI SATELLITE ENTERTAINMENT, INC.


Date:   August 13, 1998          By: /s/ Gary S. Howard
                                    --------------------------------
                                         Gary S. Howard
                                         Chief Executive Officer


Date:   August 13, 1998          By: /s/  Kenneth G. Carroll
                                    --------------------------------
                                          Kenneth G. Carroll
                                          Senior Vice President and
                                          Chief Financial Officer
                                           (Principal Financial Officer)


Date:   August 13, 1998          By: /s/  Scott D. Macdonald
                                    --------------------------------
                                          Scott D. Macdonald
                                          Vice President and Controller
                                          (Chief Accounting Officer)