Form 10-Q
period 1998-09-30
TCI SATELLITE ENTERTAINMENT INC
filed 1998-11-12
CIK 1022222

                          UNITED STATESUNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File Number:  0-21317


                       TCI SATELLITE ENTERTAINMENT, INC.
                       ---------------------------------
            (Exact name of Registrant as specified in its charter)


     State of Delaware                                   84-1299995
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   8085 South Chester, Suite 300
         Englewood, Colorado                                 80112
---------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code: (303) 712-4600


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [_] No

     The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of October 30, 1998, was:

                 Series A common stock -59,280,466 shares; and
                   Series B common stock -8,465,324 shares.

              TCI STATELLITE ENTERTAINMENT, INC, AND SUBSIDIARIES


                          Consolidated Balance Sheets
                                  (unaudited)


                                                                            September 30,              December 31,
                                                                               1998                       1997
                                                                            ------------               -----------
                                                                                     amounts in thousands
Assets
------
Cash and cash equivalents                                                   $      --                      6,084

Accounts receivable, net of allowance for doubtful accounts                        --                     35,079


Investment in PRIMESTAR, Inc. (notes 2 and 8)                                 299,180                         --

Property and equipment, at cost:
  Satellites (note 9)                                                         463,133                    463,133
  Satellite reception equipment                                                    --                    674,387
  Subscriber installation costs                                                    --                    227,131
  Support equipment                                                                --                     34,389
                                                                            ---------                  ---------
                                                                              463,133                  1,399,040
  Less accumulated depreciation                                                    --                    277,103
                                                                            ---------                  ---------
                                                                              463,133                  1,121,937
                                                                            ---------                  ---------

Deferred financing costs and other assets,
  net of accumulated amortization                                                  --                     41,756
                                                                            ---------                  ---------
                                                                            $ 762,313                  1,204,856
                                                                            =========                  =========

Liabilities and Stockholders' Equity
------------------------------------

Accounts payable and accrued expenses                                       $      --                    157,050
Subscriber advance payments                                                        --                     29,675
Due to PRIMESTAR, Inc. (note 9)                                               463,133                    463,133
Debt                                                                               --                    418,729
                                                                            ---------                  ---------

          Total liabilities                                                   463,133                  1,068,587
                                                                            ---------                  ---------

Stockholders' Equity:
  Preferred stock, $.01 par value;
   authorized 5,000,000 shares; none issued                                        --                         --
  Series A common stock, $1 par value; authorized 185,000,000
   shares; issued 59,280,466 in 1998, and 58,239,136 in 1997                   59,280                     58,239
  Series B common stock, $1 par value; authorized 10,000,000
   shares; issued 8,465,324 in 1998 and 1997                                    8,465                      8,465
  Additional paid-in capital                                                  824,527                    523,685
  Accumulated deficit                                                        (593,092)                  (454,120)
                                                                            ---------                  ---------

          Total stockholders' equity                                          299,180                    136,269
                                                                            ---------                  ---------

                                                                            $ 762,313                  1,204,856
                                                                            =========                  =========


         See accompanying notes to consolidated financial statements.

              TCI STATELLITE ENTERTAINMENT, INC, AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)


                                                            Three months ended                   Nine months ended
                                                              September 30,                        September 30,
                                                   ------------------------------------  ---------------------------------
                                                            1998               1997             1998              1997
                                                   ------------------  ----------------  ---------------  ----------------
                                                                           amounts in thousands,
                                                                          except per share amounts
Revenue:
 Programming and equipment
    rental                                               $        --           133,952          154,257           374,182
 Installation                                                     --            11,475           14,243            31,890
                                                            --------           -------         --------          --------
                                                                  --           145,427          168,500           406,072
                                                            --------           -------         --------          --------
Operating costs and expenses:
 Charges from PRIMESTAR
   Partners L.P. (note 10)                                        --            65,880           82,235           188,249
 Operating (note 10)                                              --             7,920            9,847            18,992
 Selling, general and administrative (note 10)                    43            47,784           55,427           139,557
 Stock compensation (note 10)                                     --             3,055            4,869             4,607
 Depreciation                                                     --            64,149           65,105           177,415
                                                            --------           -------         --------          --------
                                                                  43           188,788          217,483           528,820
                                                            --------           -------         --------          --------

  Operating loss                                                 (43)          (43,361)         (48,983)         (122,748)

Other income (expense):
 Interest expense                                                 --           (12,557)         (14,177)          (33,965)
 Share of losses of PRIMESTAR, Inc. (note 8)                 (36,833)               --          (69,369)               --

 Share of losses of PRIMESTAR Partners L.P.                       --            (3,681)          (5,822)          (11,610)

 Other, net                                                       --               645             (621)            1,779
                                                            --------           -------         --------          --------
                                                             (36,833)          (15,593)         (89,989)          (43,796)
                                                            --------           -------         --------          --------

  Loss before income taxes                                   (36,876)          (58,954)        (138,972)         (166,544)

Income tax benefit (note 11)                                      --                --               --                --
                                                            --------           -------         --------          --------

  Net loss                                                  $(36,876)          (58,954)        (138,972)         (166,544)
                                                            ========           =======         ========          ========

Basic and diluted loss per common share (note 6)            $   (.54)             (.88)           (2.05)            (2.50)
                                                            ========            ======         ========          ========


         See accompanying notes to consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity

                     Nine months ended September 30, 1998
                                  (unaudited)


                                                                                 Additional                     Total
                                                             Common stock          paid-in     Accumulated   stockholders'
                                                        -----------------------
                                                          Series A    Series B    capital        deficit       equity
                                                        ------------  --------  ------------  --------------  ---------
                                                                                     amounts in thousands

Balance at January 1, 1998                                   $58,239     8,465      523,685        (454,120)   136,269

   Net loss                                                       --        --           --        (138,972)  (138,972)
   Recognition of stock compensation related to stock
    options and restricted stock awards (note 10)                 --        --        1,846              --      1,846
   Issuance of Series A Common Stock related to
    restricted stock awards                                       50        --          (50)             --         --
   Issuance of Series A Common Stock upon conversion of
    convertible securities of Tele-Communications, Inc.
    (note 4)                                                     991        --           --              --        991
   Issuance of common stock by
    subsidiary (note 2)                                           --        --      299,046              --    299,046
                                                             -------  --------      -------        --------   --------
Balance at September 30, 1998                                $59,280     8,465      824,527        (593,092)   299,180
                                                             =======  ========      =======        ========   ========

See accompanying notes to consolidated  financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                               Nine months ended
                                                                                 September 30,
                                                                   ------------------------------------------
                                                                           1998                  1997
                                                                   --------------------  --------------------
                                                                             amounts in thousands
                                                                                 (see note (7)
Cash flows from operating activities:
 Net loss                                                                    $(138,972)             (166,544)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation                                                                65,105               177,415
    Share of losses of PRIMESTAR, Inc.                                          69,369                    --
    Share of losses of PRIMESTAR Partners L.P.                                   5,822                11,610
    Accretion of debt discount                                                   4,682                11,573
    Stock compensation                                                           4,869                 4,607
    Other non-cash items                                                         8,042                 4,158
    Changes in operating assets and liabilities, net of
     the effect of Restructuring:
        Change in receivables                                                   10,845                  (529)
        Change in other assets                                                    (736)                 (457)
        Change in accruals and payables                                        (10,209)               28,131
        Change in subscriber advance payments                                   (3,114)                4,751
                                                                             ---------              --------

          Net cash provided by operating activities                             15,703                74,715
                                                                             ---------              --------

Cash flows from investing activities:
 Capital expended for property and equipment                                   (73,966)             (151,062)
 Capital expended for satellites                                                    --                (5,448)
 Additional investments in and advances to
   PRIMESTAR Partners L.P.                                                         (75)               (7,060)
 Repayment of advances to PRIMESTAR Partners
   L.P.                                                                             --                 7,806
                                                                             ---------              --------
          Net cash used in investing activities                                (74,041)             (155,764)
                                                                             ---------              --------
Cash flows from financing activities:
 Borrowings of debt                                                            113,000               405,061
 Repayments of debt                                                            (61,735)             (299,461)
 Payment of deferred financing costs                                                --               (17,749)
 Increase in due to PRIMESTAR Partners L.P.                                         --                 5,448
 Proceeds from issuance of common stock                                            989                   469
                                                                             ---------              --------
          Net cash provided by financing activities                             52,254                93,768
                                                                             ---------              --------
          Net increase (decrease) in cash and cash
           equivalents                                                          (6,084)               12,719

         Cash and cash equivalents:
           Beginning of period                                                   6,084                 6,560
                                                                             ---------              --------
           End of period                                                     $      --                19,279
                                                                             =========              ========

See accompanying notes to consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                              September 30, 1998
                                  (unaudited)


(1)  Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements include the accounts of TCI Satellite Entertainment, Inc. and those of all majority-owned subsidiaries ("TSAT" or the "Company"). All significant inter-company transactions have been eliminated.

     The accompanying interim consolidated financial statements of TSAT are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of TSAT as of September 30, 1998 and the results of its operations for the periods ended September 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in TSAT's December 31, 1997 Annual Report on Form 10-K.

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

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Restructuring

     Effective April 1, 1998 (the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998, (the "Restructuring Agreement"), among TSAT, PRIMESTAR, Inc., prior to the Restructuring a wholly-owned subsidiary of TSAT ("PRIMESTAR"), Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc., ("MediaOne"), US WEST Media Group, Inc. and GE American Communications, Inc., and (ii) an Asset Transfer Agreement dated as of February 6, 1998, (the "TSAT Asset Transfer Agreement") between TSAT and PRIMESTAR, a business combination (the "Restructuring") was consummated. In connection with the Restructuring, TSAT contributed and transferred to PRIMESTAR (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (i) the capital stock of TSAT's wholly-owned subsidiary, Tempo Satellite, Inc. ("Tempo"), (ii) the consideration to be received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under certain agreements with PRIMESTAR and others. In addition, the business of PRIMESTAR Partners L.P. ("PRIMESTAR Partners") and the business of distributing the PRIMESTAR(R) programming service ("PRIMESTAR(R)") of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne was consolidated into PRIMESTAR.

     In connection with the TSAT Asset Transfer, PRIMESTAR assumed all of TSAT's indebtedness on such date, and TSAT received from PRIMESTAR such number of shares of Class A Common Stock of PRIMESTAR ("PRIMESTAR Class A Common Stock") and Class B Common Stock of PRIMESTAR ("PRIMESTAR Class B Common Stock" and together with the PRIMESTAR Class A Common Stock, "PRIMESTAR Common Stock"), respectively, as equals the number of shares of Series A Common Stock of TSAT ("Series A Common Stock") and Series B Common Stock of TSAT ("Series B Common Stock"), respectively, issued and outstanding on the Closing Date, in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement. In addition, TSAT received one share of PRIMESTAR Class A Common Stock for each share of Series A Common Stock issuable at the Closing Date ("Issuable TSAT Shares") pursuant to certain TSAT stock options, restricted stock awards and other arrangements. TSAT received 66.3 million shares of PRIMESTAR Class A Common Stock and 8.5 million shares of PRIMESTAR Class B Common Stock, and as a result, owns approximately 37% of the outstanding shares of common equity of PRIMESTAR at the closing of the Restructuring, representing approximately 38% of the combined voting power of such common equity. As a result of the dilution of TSAT's investment in PRIMESTAR from 100% to approximately 37%, TSAT recognized an increase in its investment in PRIMESTAR and an increase in additional paid-in capital of $299,046,000, net of income taxes. Such increase represents the difference between TSAT's historical investment basis in PRIMESTAR and TSAT's proportionate share of PRIMESTAR's equity subsequent to the Restructuring.

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


(3)  The ASkyB Transaction
     ---------------------

     In a separate proposed transaction (the "ASkyB Transaction"), pursuant to an asset acquisition agreement, dated as of June 11, 1997 (the "ASkyB Agreement") among PRIMESTAR Partners, The News Corporation Limited ("News Corp."), MCI Telecommunications Corporation, the principal domestic operating subsidiary of MCI Communications Corporation ("MCI"), American Sky Broadcasting LLC, a wholly-owned subsidiary of News Corp. ("ASkyB") and for certain purposes only, each of the partners of PRIMESTAR Partners (collectively, the "Partners"), PRIMESTAR had agreed to acquire from MCI two high-power communications satellites currently under construction, certain authorizations granted to MCI by the Federal Communications Commission ("FCC") to operate a direct broadcast satellite business at the 110 West Longitude ("W.L.") orbital location using 28 transponder channels, and certain related contracts in exchange for approximately $1.1 billion of PRIMESTAR convertible securities.

     On May 12, 1998, the U.S. Department of Justice ("DOJ") filed a civil antitrust action opposing the ASkyB Transaction (the "DOJ Action"). The DOJ Action sought to prevent PRIMESTAR from acquiring the direct broadcast satellite assets of News Corp. and MCI or, in the alternative, to allow such acquisition to go forward and require PRIMESTAR's stockholders affiliated with the cable industry to divest their ownership interests in PRIMESTAR. The Federal District Court had set a trial date for February 1, 1999.

     On October 15, 1998, PRIMESTAR announced that it and ASkyB had agreed to terminate the ASkyB Agreement. News Corp., PRIMESTAR and PRIMESTAR's stockholder defendants, including TSAT, have notified the DOJ of their intention to abandon the ASkyB Transaction. On November 6, 1998, the DOJ and all defendants filed a Stipulated Voluntary Dismissal Without Prejudice, which when entered by the district court, will terminate the DOJ Action.

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

(5)  Comprehensive Income
     --------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130") which establishes standards for reporting and disclosure of comprehensive income and its components (revenue, expenses, gains and losses). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company's total comprehensive loss for all periods presented herein did not differ from those amounts reported as net loss in the consolidated statements of operations.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(6)  Loss Per Common Share
     ---------------------

     The basic and diluted loss per common share is based on the weighted average number of shares outstanding during the period (67,746,000 and 66,676,000 shares for the three months ended September 30, 1998 and 1997, respectively; and 67,708,000 and 66,642,000 shares for the nine months ended September 30, 1998 and 1997, respectively). Excluded from the computation of diluted loss per common share for the nine months ended September 30, 1998 and 1997 are options and convertible securities to acquire 6,799,000 and 7,860,000 shares of Series A Common Stock, respectively, because inclusion of such options would be anti-dilutive.

(7)  Supplemental Disclosures to Combined Statements of Cash Flows
     -------------------------------------------------------------

     Cash paid for interest was $13,844,000 and $17,837,000 during the nine months ended September 30, 1998 and 1997, respectively. Cash paid for income taxes was not significant during either of such periods.

                                                                           September 30,
                                                                  ------------------------------------
                                                                        1998                 1997
                                                                  ---------------      ---------------
                                                                         amounts in thousands
     Significant non-cash investing activity-
      increase in equity due to issuance of
      common stock by subsidiary                                  $       299,046                   --
                                                                  ===============      ===============

(7)  Investment in PRIMESTAR
     -----------------------

     Summarized unaudited operating information for PRIMESTAR for the nine months ended September 30, 1998 is as follows (amounts in thousands):

     Results of Operations
     ---------------------
      Revenue                                                                        $ 911,372
      Operating, selling, general and
       administrative expenses                                                        (806,371)
      Depreciation and amortization                                                   (365,473)
                                                                                     ---------

       Operating loss                                                                 (260,472)

      Other expense, net                                                              (111,088)
                                                                                     ---------

       Loss before income taxes                                                       (371,560)

      Income tax benefit                                                               115,718
                                                                                     ---------

        Net loss                                                                     $(255,842)
                                                                                     =========


                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(9)  Satellites
     ----------

     Tempo DBS System

     TSAT, through Tempo, holds a permit (the "FCC Permit") issued by the FCC authorizing construction of a high-power direct broadcast satellite ("DBS") system consisting of up to two satellites delivering DBS service in 11 frequencies at the 119 W.L. orbital position.

     Tempo is also a party to a construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral"), pursuant to which Tempo has arranged for the construction of two high power communications satellites (the "Tempo Satellites") at a fixed contract price of $487,159,500, and has an option to purchase up to three additional satellites.

     One of the Tempo Satellites ("Tempo DBS-1") was launched into geosynchronous orbit on March 8, 1997. During 1997, Loral notified TSAT of at least nine separate occurrences of power reductions on Tempo DBS-1. TSAT does not currently know the extent of such power reductions, and cannot confirm the precise causes thereof; however, such reductions could eventually affect the proposed operation of Tempo DBS-1, either alone or together with other events that may arise during the expected life of the satellite. As a result of such power reductions, in-orbit testing has been extended and Tempo DBS-1 has not yet been accepted. Pursuant to the Satellite Construction Agreement, Loral bears the risk of loss of the Tempo Satellites until Tempo accepts delivery of the Tempo Satellites. TSAT currently believes that Tempo DBS-1 may not fully comply with specifications, but has not yet determined the extent of any such non-compliance. Tempo and Loral are currently engaged in negotiations regarding this matter, including the timing, extent and methodology of any further tests to be conducted and the terms of any monetary settlement with respect to the satellite to which Tempo may be entitled under the Satellite Construction Agreement. Certain launch defects or damages affecting Tempo DBS-1 could cause a substantial monetary loss to TSAT or, following consummation of the TSAT Merger, to PRIMESTAR.

     Under the FCC Permit, the time by which the Tempo Satellites must be operational was due to expire in May 1998. On April 3, 1998, Tempo filed a request with the FCC for an extension of that deadline pending FCC review of (i) TSAT's request for consent to the transfer of control of Tempo to PRIMESTAR (the "Transfer Application") and (ii) PRIMESTAR Partners' application for consent to the assignment to PRIMESTAR of the high power DBS authorizations and certain assets owned by MCI (the "Assignment Application") should the FCC determine that an extension is necessary for Tempo to maintain its FCC authorizations at 119 degrees W.L. and 166 degrees W.L.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     On April 30, 1998, the FCC determined that Tempo's satellite at 119 degrees W.L. was not operational. It did find, however, that an extension of time was warranted for that orbital location and granted an extension to Tempo for 119 W.L. Such extension was granted until six months after the FCC determination on the Transfer Application and the Assignment Application, with the condition that Tempo not enter into a lease agreement with PRIMESTAR or any similar lease arrangement prior to the FCC's decision on the Transfer Application and the Assignment Application. In addition, Tempo voluntarily surrendered its permit for 166 degrees W.L.

     Upon delivery of each of the Tempo Satellites, PRIMESTAR, on behalf of Tempo, is obligated to make a $10 million incentive payment to Loral. PRIMESTAR is eligible to receive a pro rata warranty payback of each such incentive payment to the extent that transponder failures occur during the twelve-year period following delivery. Satellite incentive payments and any related warranty paybacks are treated as adjustments of the cost of the applicable Tempo Satellite.

     Tempo Option

     In February 1990, Tempo entered into an option agreement with PRIMESTAR Partners granting PRIMESTAR Partners the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Option and certain related matters, Tempo and PRIMESTAR Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by PRIMESTAR Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by PRIMESTAR Partners to Tempo. The aggregate funding provided to Tempo by PRIMESTAR Partners ($463,133,000 at September 30,
     1998) is reflected in due to PRIMESTAR, Inc. in the accompanying consolidated balance sheets.

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

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The Tempo Letter Agreements permit PRIMESTAR to apply its advances to Tempo against any payments (other than the Exercise Fee) due under the Tempo Option with respect to its purchase or lease of satellite capacity. Although TSAT and PRIMESTAR have not entered into an agreement with respect to the purchase or lease of 100% of the capacity of the proposed Tempo DBS system pursuant to the Tempo Option, TSAT believes that its obligations to PRIMESTAR with respect to such advances will be satisfied in connection with the completion of such purchase or lease. However, if notwithstanding the exercise of the Tempo Option such purchase or lease of satellite capacity is not completed, TSAT believes that alternative courses of action are available that would allow TSAT to recover its costs of constructing the Tempo Satellites.

(10) Transactions with Related Parties
     ---------------------------------

     Pursuant to the terms of the TSAT Merger Agreement, PRIMESTAR reimburses TSAT for all reasonable costs and expenses incurred by TSAT (i) to comply with its tax and financial reporting obligations, (ii) to maintain certain insurance coverage and (iii) to maintain its status as a publicly traded company. During the nine months ended September 30, 1998, such reimbursements aggregated $86,000. The effects of such reimbursements have been reflected as a reduction of TSAT's investment in PRIMESTAR.

     Certain former employees of TSAT, who are now employees of PRIMESTAR, hold stock options, stock options with tandem stock appreciation rights, and restricted shares of TSAT (collectively, the "TSAT Options"). Subsequent to the Restructuring, compensation expense related to the TSAT Options aggregated $791,000 and has been reflected as an increase in TSAT's investment in PRIMESTAR in the accompanying consolidated financial statements.

     Prior to the Restructuring, PRIMESTAR Partners programming services to the Company and other authorized distributors in exchange for a fee based upon the number of subscribers receiving programming services. In addition, PRIMESTAR Partners arranged for satellite capacity and uplink services, and provided national marketing and administrative support services in exchange for a separate authorization fee.

     During 1997, TCI provided certain installation, maintenance, retrieval and other customer fulfillment services to TSAT pursuant to a fulfillment agreement (as amended, the "Fulfillment Agreement"). During the nine months ended September 30, 1997, TSAT's capitalized installation costs included amounts charged by TCI to TSAT of $43,762,000. Maintenance, retrieval and other operating expenses charged by TCI to TSAT aggregated $7,216,000 during the nine months ended September 30, 1997. The Fulfillment Agreement terminated on December 31, 1997.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     TCI also provided corporate administrative services to TSAT pursuant to a transition services agreement (the "Transition Services Agreement"). Pursuant to the Transition Services Agreement, TSAT was required to pay TCI a monthly fee of $1.50 per qualified subscriber up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. Charges under the Transition Services Agreement aggregated $3,174,000 and $8,611,000 during the nine months ended September 30, 1998 and 1997, respectively. The Transition Services Agreement was terminated in connection with the consummation of the Restructuring.

     Beginning in March 1997, and through the Closing Date, TCI provided TSAT with customer support services from its Boise, Idaho call center. Amounts charged by TCI to TSAT for such services aggregated $5,026,000 and $5,939,000 during the nine months ended September 30, 1998 and 1997, respectively.

     Prior to the Restructuring, certain key employees of TSAT held stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of TSAT have been recorded in the accompanying consolidated financial statements. Compensation expense recognized by TSAT related to such options aggregated $3,814,000 and $3,039,000 during the nine months ended September 30, 1998 and 1997, respectively.

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

     In connection with the Restructuring, TSAT and TCI entered into a tax sharing agreement dated June 1997, to confirm that pursuant to the amended Tax Sharing Agreement (i) neither TSAT nor any of its subsidiaries has any obligation to indemnify TCI or the TCI shareholders for any tax resulting from the Spin-off failing to qualify as a tax-free distribution pursuant to
     Section 355 of the Code; (ii) TCI is obligated to indemnify TSAT and its subsidiaries for any taxes resulting from the Spin-off failing to qualify as a tax-free distribution pursuant to Section 355 of the Code; (iii) to the best knowledge of TCI, TSAT's total payment obligation under the Tax Sharing Agreement could not reasonably be expected to exceed $5 million; and (iv) the sole agreement between TCI, on the one hand, and TSAT or any of its subsidiaries, on the other, relating to taxes is the Tax Sharing Agreement

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     TSAT recognized no income tax benefit during either of the nine month periods ended September 30, 1998 and 1997. As a result of the Spin-off, TSAT is no longer a part of the TCI consolidated tax group, and accordingly, is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at September 30, 1998 and December 31, 1997. Additionally, during the foreseeable future, TSAT believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
  Results of Operations
  ---------------------

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

   Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TSAT, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of satellite delivered television programming; uncertainties inherent in proposed business strategies, new product launches and development plans, including uncertainties regarding possible regulatory issues under the Investment Company Act of 1940, as amended (the "Investment Company Act"); the TSAT Merger; PRIMESTAR's high-power strategy; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to PRIMESTAR's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; reliance on software programs used by the Company or its suppliers containing problems related to the Year 2000; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. TSAT expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in TSAT's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES


Material Changes in Results of Operations
-----------------------------------------

     As described in note 2 to the accompanying consolidated financial statements, the Restructuring was consummated on April 1, 1998. As a result of such consummation, TSAT is a holding company whose primary assets are (i) Tempo's authorizations granted by the FCC and other assets and liabilities relating to a proposed direct broadcast system being constructed by Tempo and
(ii) its investment in PRIMESTAR. Until the consummation of the TSAT Merger (of which there can be no assurance), TSAT's operations will consist of expenses incurred to maintain TSAT as a public company, including accounting and legal fees, and TSAT's share of PRIMESTAR's earnings or losses. PRIMESTAR is a significantly larger entity than TSAT, and it is anticipated that PRIMESTAR will initially incur significantly greater losses than TSAT due primarily to disproportionately higher levels of depreciation, amortization and interest expense. In addition, it is anticipated that PRIMESTAR will develop a high-power DBS service. Under such circumstances, PRIMESTAR would necessarily be operating under a different cost structure than that of its current medium-power business. In addition, TSAT has entered into certain binding agreements, including, among others, the TSAT Merger Agreement. Upon consummation of the TSAT Merger, TSAT will be consolidated into PRIMESTAR and TSAT will no longer be a separate public company. As closing of the TSAT Merger is subject to regulatory and other conditions, no assurance can be given that the TSAT Merger will be consummated.

     TSAT recognized no income tax benefit during either of the nine month periods ended September 30, 1998 and 1997. TSAT is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at September 30, 1998 and December 31, 1997. Additionally, TSAT believes that it will incur net losses for income tax purposes during the foreseeable future, and accordingly, will not be in a position to realize income tax benefits on a current basis.

Material Changes in Financial Position
--------------------------------------

     As a holding company, TSAT's ability to satisfy any liabilities or obligations is dependent solely upon the cash flows of Tempo and PRIMESTAR and the distribution or the payment of such cash flows to TSAT in the form of dividends, loans or other advances. Moreover, during the term of the TSAT Merger Agreement, TSAT will be subject to the covenants provided for therein, including limitations on TSAT's ability to conduct business activities, incur liabilities, and acquire or dispose of assets. The payment of dividends or the making of loans or advances to TSAT by Tempo and PRIMESTAR may be subject to statutory, regulatory or contractual restriction, will be contingent upon the earnings of those subsidiaries and affiliates, and will be subject to various business considerations. Moreover, TSAT does not control PRIMESTAR, and PRIMESTAR has no obligation, contingent or otherwise, to make any funds available to TSAT, whether by dividends, loans or other payments (except for the obligation of PRIMESTAR to reimburse TSAT for certain financial reporting, legal, accounting and other obligations of TSAT as a public company, as provided in the TSAT Merger Agreement). In addition, PRIMESTAR is subject to loan agreements that prohibit or limit the transfer of funds to TSAT in the form of dividends, loans, or advances and/or require that any indebtedness of such subsidiaries or affiliates of TSAT be subordinate to the indebtedness under such loan agreements.

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

     The Company is in the process of identifying and addressing issues surrounding the Year 2000 ("Y2K") and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the Company's operations and financial systems or the systems used by companies with whom the Company conducts business will properly recognize and process date sensitive information before and after January 1, 2000. Pursuant to the TSAT Merger Agreement, PRIMESTAR provides the Company with accounting services and the use of any and all related information systems. Therefore, TSAT is coordinating its Y2K assessment with PRIMESTAR. The following discussion of PRIMESTAR's Y2K project is based on information currently available to the Company.

     PRIMESTAR has approached the Year 2000 project in phases. In Phase I of the project, which was completed in October 1998, PRIMESTAR (i) established a Year 2000 Enterprise Project Office to oversee PRIMESTAR's Y2K project, (ii) reviewed major exposure areas, (iii) identified information technology ("IT") and non-IT systems used throughout the company, and (iv) estimated the minimum costs associated with the Y2K project. In Phase II, which is to be completed by the end of 1998, PRIMESTAR will (i) complete a detailed inventory, (ii) finalize costs estimates, (iii) complete detailed project work plans and initiate contingency planning. Phase III, which will take place throughout 1999, will include (i) remediation, upgrade and/or replacement of IT and non-IT systems,
(ii) testing and (iii) contingency planning.

     PRIMESTAR has identified three areas of its business (all of which are provided by third-party vendors) as critical to PRIMESTAR's ability to continue providing service to its customers -- operation and availability of IRDs and related software; ability to deliver programming to customers; and ability to authorize, service and bill customers. Any event of failure of any one of these three aspects of PRIMESTAR's business could have a material adverse effect on PRIMESTAR's results of operations. Based upon discussions with each vendor providing these services and a review of such vendor's ongoing Y2K compliance initiative, PRIMESTAR believes that each business partner will be Y2K compliant by the end of March 1999. PRIMESTAR intends to monitor the Y2K efforts of such business partners, and will devise contingency plans as part of Phase III.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

-------------------------------------------------

     For those vendors not considered critical, PRIMESTAR is developing a vendor compliance database to be used for the periodic update and continual evaluation of vendor compliance.

     PRIMESTAR has analyzed and continues to analyze its internal IT and non-IT systems. PRIMESTAR believes that most of such systems are currently capable of functioning without substantial Y2K compliance problems, and that those which are not currently Y2K compliant, will be Y2K capable in a time frame that will avoid any material adverse effect on TSAT.

     Through October 1998, PRIMESTAR has spent approximately $125,000 for Y2K issues. While PRIMESTAR has not completed its final budget for Y2K costs, management currently estimates the cost of resources to remediate Y2K issues will be not less than $2,100,000. PRIMESTAR expects that the final budget will be completed by December 1998.

     As noted above, PRIMESTAR intends to initiate contingency planning in the fourth quarter of 1998 and complete such planning in the first quarter of 1999.

     The Company does not currently believe that any of the foregoing will have a material adverse effect on its financial condition or its results of operations. However, the process of evaluating PRIMESTAR's products and third party products and systems is ongoing. Although not expected, failures of critical suppliers and/or systems could have a material adverse effect on the Company's financial condition or results of operations. As widely publicized, Y2K compliance has many issues and aspects, not all of which the Company is able to accurately forecast or predict. There is no way to assure that Y2K will not have adverse effects on the Company, some of which could be material.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a)  Exhibit

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K filed during quarter ended September 30, 1998

              None.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TCI SATELLITE ENTERTAINMENT, INC.



Date:  November 12, 1998                  By:  /s/  Gary S. Howard
                                               -------------------------------
                                               Gary S. Howard
                                               Chief Executive Officer




Date:  November 12, 1998                  By:  /s/  Kenneth G. Carroll
                                               -------------------------------
                                               Kenneth G. Carroll
                                               Senior Vice President and
                                               Chief Financial Officer
                                                 (Principal Financial Officer)


Date:  November 12, 1998                  By:  /s/  Scott D. Macdonald
                                               -------------------------------
                                               Scott D. Macdonald
                                               Vice President and Controller
                                                 (Chief Accounting Officer)