Form 10-Q
period 1999-03-31
TCI SATELLITE ENTERTAINMENT INC
filed 1999-05-14
CIK 1022222

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

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


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

        The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of April 30, 1999, was:

                 Series A common stock - 59,354,966 shares, and
                   Series B common stock - 8,465,324 shares.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)


                                                                             March 31,   December 31,
                                                                               1999          1998
                                                                            ----------   ------------
                                                                               amounts in thousands
Assets
------

Cash and cash equivalents                                                    $     752             --

Investment in Phoenixstar, Inc.(formerly PRIMESTAR,   Inc.)
 ("Phoenixstar") (notes 3 and 7)                                                    --             --

Satellites, at cost (note 8)                                                   239,118        463,133
                                                                             ---------       --------

                                                                             $ 239,870        463,133
                                                                             =========       ========

Liabilities and Stockholders' Deficit
-------------------------------------

Due to Phoenixstar (note 8)                                                  $ 332,818        469,498
                                                                             ---------       --------

Stockholders' Deficit:
 Preferred stock, $.01 par value;
   authorized 5,000,000 shares; none issued                                         --             --
 Series A common stock, $1 par value;
   authorized 85,000,000 shares; issued
   59,354,966 in 1999 and 59,280,466 in 1998                                    59,355          59,280
 Series B common stock, $1 par value;
  authorized 10,000,000 shares; issued
  8,465,324 in 1999 and 1998                                                     8,465          8,465
 Additional paid-in capital                                                    825,382        825,276
 Accumulated deficit                                                          (986,150)      (899,386)
                                                                             ---------       --------

    Total stockholders' deficit                                                (92,948)        (6,365)
                                                                             ---------       --------

                                                                             $ 239,870        463,133
                                                                             =========       ========

See accompanying notes to consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)


                                                                                   Three months ended
                                                                                        March 31,
                                                                                 -----------------------
                                                                                    1999         1998
                                                                                 ---------    ----------
                                                                                   amounts in thousands,
                                                                                 except per share amounts
Revenue                                                                           $    --        168,500

Operating costs and expenses:
 Charges from PRIMESTAR Partners L.P. (note 9)                                          --        82,235
 Operating                                                                           2,777         9,847
 Selling, general and administrative                                                    43        55,341
 Stock compensation (note 9)                                                           181         4,869
 Depreciation                                                                           --        65,105
                                                                                  --------      --------
                                                                                     3,001       217,397
                                                                                  --------      --------

    Operating loss                                                                  (3,001)      (48,897)

Other income (expense):
 Loss on sale of satellite (note 2)                                                (83,765)           --
 Interest expense                                                                       --       (14,177)
 Share of losses of PRIMESTAR Partners L.P.                                             --        (5,822)
 Other, net                                                                              2          (621)
                                                                                  --------      --------
                                                                                   (86,763)      (20,620)
                                                                                  --------      --------

    Loss before income taxes                                                       (86,764)      (69,517)

Income tax benefit (note 10)                                                            --            --
                                                                                  --------      --------

    Net loss                                                                      $(86,764)      (69,517)
                                                                                  ========      ========

Basic and diluted loss per common share (note 5)                                  $  (1.28)        (1.03)
                                                                                  ========      ========

See accompanying notes to consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Deficit

                       Three months ended March 31, 1999
                                  (unaudited)



                                                    Common stock         Additional                     Total
                                                ----------------------    paid-in      Accumulated   stockholders'
                                                 Series A    Series B     capital        deficit       deficit
                                                ----------  ----------  ------------  -------------  ------------
                                                                    amounts in thousands
Balance at January 1, 1999                      $   59,280       8,465      825,276      (899,386)      (6,365)

 Net loss                                               --          --           --       (86,764)     (86,764)
 Recognition of stock compensation
  related to stock options and
  restricted stock awards (note 9)                      --          --          181                         --
 Issuance of Series A Common Stock
  related to restricted stock awards                    75          --          (75)           --           --
                                                ----------  ----------    ---------     ---------     --------

Balance at March 31, 1999                       $   59,355       8,465      825,382      (986,150)     (92,948)
                                                ==========  ==========    =========     =========     ========

See accompanying notes to consolidated  financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                   Three months ended
                                                                                        March 31,
                                                                                 -----------------------
                                                                                    1999         1998
                                                                                 ---------    ----------
                                                                                   amounts in thousands
                                                                                      (see note 6)
Cash flows from operating activities:
 Net loss                                                                        $ (86,764)      (69,517)
 Adjustments to reconcile net loss to net cash provided (used)
  by operating activities:
    Loss on sale of satellite                                                       83,765            --
    Depreciation                                                                        --        65,105
    Share of losses of PRIMESTAR Partners L.P.                                          --         5,822
    Accretion of debt discount                                                          --         4,682
    Stock compensation                                                                 181         4,869
    Other non-cash charges                                                              --         7,956
    Changes in operating assets and liabilities:
       Change in receivables                                                            --        10,845
       Change in other assets                                                           --          (736)
       Change in accruals and payables                                                  --       (10,209)
       Change in subscriber advance payments                                            --        (3,114)
                                                                                 ---------    ----------

         Net cash provided (used ) by operating
          activities                                                                (2,818)       15,703
                                                                                 ---------    ----------
Cash flows from investing activities:
 Proceeds from sale of satellite                                                       750            --
 Capital expended for property and equipment                                            --       (73,966)
 Additional investments in and advances to
   PRIMESTAR Partners L.P.                                                              --           (75)
                                                                                 ---------    ----------
         Net cash provided (used) by investing
          activities                                                                   750       (74,041)
                                                                                 ---------    ----------
Cash flows from financing activities:
 Borrowings of debt                                                                     --       113,000
 Repayments of debt                                                                     --       (61,735)
 Increase in due to Phoenixstar                                                      2,820            --
 Proceeds from issuance of common stock                                                 --           989
                                                                                 ---------    ----------

         Net cash provided by financing activities                                   2,820        52,254
                                                                                 ---------    ----------
         Net increase (decrease) in cash and cash
          equivalents                                                                  752        (6,084)

         Cash and cash equivalents:
          Beginning of period                                                           --         6,084
                                                                                 ---------    ----------

          End of period                                                           $    752            --
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

     As a result of the TSAT Asset Transfer described in note 3, TSAT is currently a holding company, with no substantial assets or liabilities other than (i) 100% of the outstanding capital stock of Tempo Satellite, Inc. ("Tempo"), (ii) its ownership interest in Phoenixstar, and (iii) its rights and obligations under certain agreements with Phoenixstar and others.

     In addition, the Company has no operations subsequent to the TSAT Asset Transfer other than (i) expenses associated with the operation and maintenance of the Tempo Satellites, as defined below and (ii) general and administrative expenses incurred to maintain the Company's status as a publicly traded company.

     Tempo holds a permit (the "FCC Permit") issued by the Federal Communications Commission ("FCC") authorizing the construction of a direct broadcast satellite ("DBS") system in the 119 degrees West Longitude ("W.L.") orbital position. Tempo is also a party to a construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral"), pursuant to which Tempo arranged for the construction of two high power communications satellites (the "Tempo Satellites"), one of which is currently in orbit at 119 degrees W.L. ("Tempo DBS-1") and one of which was sold on March 10, 1999 ("Tempo DBS-2").

     The accompanying interim consolidated financial statements of TSAT are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of TSAT as of March 31, 1999 and the results of its operations for the periods ended March 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in TSAT's December 31, 1998 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts have been reclassified for comparability with the 1999 presentation.
                                                                     (continued)

             TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(2)  Hughes Transactions
     -------------------

     On January 22, 1999, the Company announced that the Company and Phoenixstar had reached an agreement with Hughes Electronics Corporation ("Hughes"), a subsidiary of General Motors Corporation, to sell (i) the Tempo Satellites,
     (ii) the FCC Permit and (iii) Phoenixstar's rights relating to Tempo's DBS system to Hughes, for aggregate consideration valued at $500 million (the "Hughes High Power Transaction"). Pursuant to the agreement, Hughes has agreed to assume $465 million of TSAT's liability to PRIMESTAR Partners, pay TSAT $2.5 million in cash and pay Phoenixstar and PRIMESTAR Partners $32.5 million in cash. In addition, Phoenixstar and PRIMESTAR Partners have agreed to forgive certain amounts due from TSAT in excess of the $465 million to be assumed by Hughes. Due to the fact that regulatory approval is required to transfer Tempo DBS-1 and the FCC Permit to Hughes, the Hughes High Power Transaction will be completed in two steps.

     Effective March 10, 1999, the first closing of the Hughes High Power Transaction (the "First Closing") was consummated whereby Hughes acquired Tempo DBS-2 and Phoenixstar's option to acquire Tempo DBS-2 (the "Tempo DBS-2 Option") for aggregate consideration of $150 million. Such consideration was comprised of the following: (i) $9,750,000 paid to Phoenixstar and PRIMESTAR Partners for the Tempo DBS-2 Option and the termination of PRIMESTAR Partners' rights with respect to the capacity of Tempo's high power DBS assets, (ii) $750,000 paid to TSAT to exercise the Tempo DBS-2 Option and (iii) the assumption by Hughes of $139,500,000 due to PRIMESTAR Partners from TSAT in exchange for Tempo DBS-2, which had a carrying value of $224 million at the time of closing.

     The sale of the remaining assets contemplated by the Hughes High Power Agreement (the "Second Closing") is subject to the receipt of appropriate regulatory approvals and other customary closing conditions and is expected to be consummated in mid-1999. Tempo has been notified that Tempo DBS-1 experienced power reductions which occurred on March 29, 1999 and April 2, 1999. Although the Company does not believe the extent of such power reductions is significant, a definitive assessment of the impact on Tempo DBS-1 is not yet complete. Upon completion of the sale of the Company's high power assets, which had a carrying value of $239 million at March 31, 1999, the Company will receive additional consideration of $327 million in the form of cash and debt assumption.

     In a separate transaction completed on April 28, 1999 (the "Hughes Medium Power Transaction"), Phoenixstar sold to Hughes Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash and 4.871 million shares of General Motors Class H common stock ("GMH Stock") valued at approximately $258 million on the date of closing. Phoenixstar is responsible for the payment of certain obligations not assumed by Hughes, satisfaction of its funded indebtedness and the payment of costs, currently estimated to range from $270 million to $340 million, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes. Affiliates of stockholders of Phoenixstar, other than the Company, and an affiliate of Tele-Communications, Inc. ("TCI") have committed to make funds available to Phoenixstar, up to an aggregate of $1,013 million to fund such payments.

                                                                     (continued)

             TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     In connection with their approval of the Hughes Medium Power Transaction, the stockholders of Phoenixstar approved the payment to TSAT of consideration in the form of 1.407 million shares of GMH Stock (the "Phoenixstar Payment"), subject to the terms and considerations set forth in an agreement (the "Phoenixstar Payment Agreement") dated as of January 22, 1999. In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue Phoenixstar a share appreciation right (the "TSAT GMH SAR") with respect to the shares of GMH Stock received as the Phoenixstar Payment, granting Phoenixstar the right to any market price appreciation in such GMH Stock during the one-year period following the date of issuance, over an agreed strike price of $47.00. On the Hughes Closing Date, the Company received 1.407 million shares of GMH Stock from Phoenixstar in satisfaction of the Phoenixstar Payment.

     The TSAT GMH SAR is secured by a first priority pledge and security interest in the underlying shares of GMH Stock, and both the TSAT GMH SAR and such pledge and security interest have been pledged by Phoenixstar for the benefit of certain holders of share appreciation rights issued by Phoenixstar with respect to shares of GMH Stock (the "Phoenixstar GMH SARs"). The shares of GMH Stock issued to TSAT pursuant to the Phoenixstar Payment Agreement are subject to certain restrictions on transfer during the first year after the closing of the Hughes Medium Power Transaction, and TSAT will be entitled (together with Phoenixstar) to certain registration rights with respect to such shares following the expiration of such one-year period. Pursuant to the Phoenixstar Payment Agreement, TSAT has also agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity.

(3)  The Restructuring
     -----------------

     Effective April 1, 1998 (the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998, (the "Restructuring Agreement"), among TSAT, Phoenixstar, prior to the Restructuring a wholly-owned subsidiary of TSAT, Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc., ("MediaOne"), and GE American Communications, Inc., and
     (ii) an Asset Transfer Agreement dated as of February 6, 1998, (the "TSAT Asset Transfer Agreement") between TSAT and Phoenixstar, a business combination (the "Restructuring") was consummated. In connection with the Restructuring, TSAT contributed and transferred to Phoenixstar (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (i) the capital stock of Tempo, (ii) the consideration to be received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under certain agreements with Phoenixstar and others. In addition, the business of PRIMESTAR Partners L.P. ("PRIMESTAR Partners") and the business of distributing the PRIMESTAR(R) programming service ("PRIMESTAR(R)") of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne were consolidated into Phoenixstar.

                                                                     (continued)

             TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     In connection with the TSAT Asset Transfer, Phoenixstar assumed all of TSAT's indebtedness on such date, and TSAT received from Phoenixstar 66.3 million shares of Class A Common Stock of Phoenixstar ("Phoenixstar Class A Common Stock") and 8.5 million shares of Class B Common Stock of Phoenixstar ("Phoenixstar Class B Common Stock" and together with the Phoenixstar Class A Common Stock, "Phoenixstar Common Stock"), in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement. As a result, TSAT owns approximately 37% of the outstanding shares of common equity of Phoenixstar, representing approximately 38% of the combined voting power of such common equity. As a result of the dilution of TSAT's investment in Phoenixstar from 100% to approximately 37%, TSAT recognized an increase in its investment in Phoenixstar and an increase in additional paid-in capital of $299,046,000, net of income taxes. Such increase represents the difference between TSAT's historical investment basis in Phoenixstar and TSAT's proportionate share of Phoenixstar's equity subsequent to the Restructuring.

(4)  Comprehensive Loss
     ------------------

     The Company's total comprehensive loss for all periods presented herein did not differ from those amounts reported as net loss in the consolidated statements of operations.

(5)  Loss Per Common Share
     ---------------------

     The basic and diluted loss per common share is based on the weighted average number of shares outstanding during the period (67,783,000 and 67,633,000 shares for the three months ended March 31, 1999 and 1998, respectively). Excluded from the computation of diluted loss per common share for the three months ended March 31, 1999 and 1998 are options and convertible securities to acquire 8,515,000 and 8,855,000 shares of Series A Common Stock, respectively, because inclusion of such options would be anti-dilutive.

(6)  Supplemental Disclosures to Combined Statements of Cash Flows
     -------------------------------------------------------------

     Cash paid for interest was $0 and $13,844,000 during the three months ended March 31, 1999 and 1998, respectively. Cash paid for income taxes was not significant during either of such periods.

     Significant non-cash investing and financing activities for the three months ended March 31, 1999 are as follows (amounts in thousands):

        Assumption of amounts due to Phoenixstar
         in exchange for Tempo DBS-2                    $139,500
                                                        ========

(7)  Investment in Phoenixstar
     -------------------------

     Prior to the Hughes Medium Power Transaction, Phoenixstar owned and operated the PRIMESTAR(R) direct to home satellite service throughout the continental United States. TSAT's basis in Phoenixstar had been reduced to zero as of December 31, 1998.

                                                                     (continued)

             TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(8)  Satellites
     ----------

     Tempo DBS System

     TSAT, through Tempo, holds the FCC Permit issued by the FCC authorizing construction of a high-power DBS system consisting of up to two satellites delivering DBS service in 11 frequencies at the 119 degrees W.L. orbital position.

     Tempo is also a party to the Satellite Construction Agreement with Loral, pursuant to which Tempo has arranged for the construction of the Tempo Satellites at a fixed contract price of $487,159,500, and has an option to purchase up to three additional satellites.

     Tempo DBS-1 was launched into geosynchronous orbit on March 8, 1997. During 1997, Loral notified TSAT of nine separate occurrences of power reductions on Tempo DBS-1. In addition, Loral notified TSAT of two additional power reductions that occurred on March 29, 1999 and April 2, 1999. TSAT does not currently know the extent of such power reductions, and cannot confirm the precise causes thereof; however, such reductions could eventually affect the proposed operation of Tempo DBS-1, either alone or together with other events that may arise during the expected life of the satellite. As a result of such power reductions, in-orbit testing has been extended and Tempo DBS-1 has not yet been accepted. Pursuant to the Satellite Construction Agreement, Loral bears the risk of loss of Tempo DBS-1 until Tempo accepts delivery of Tempo DBS-1. TSAT currently believes that Tempo DBS-1 may not fully comply with specifications, but has not yet determined the extent of any such non-compliance. Tempo and Loral are currently engaged in negotiations regarding this matter, including the timing, extent and methodology of any further tests to be conducted and the terms of any monetary settlement with respect to the satellite to which Tempo may be entitled under the Satellite Construction Agreement. Certain launch defects or damages affecting Tempo DBS-1 could cause a substantial monetary loss to TSAT.

     Under the FCC Permit, the time by which the Tempo Satellites must be operational was due to expire in May 1998. On April 3, 1998, Tempo filed a request with the FCC for an extension of that deadline pending FCC review of TSAT's request for consent to the transfer of control of Tempo to Phoenixstar (the "Transfer Application") should the FCC determine that an extension is necessary for Tempo to maintain its FCC authorizations at 119 degrees W.L. and 166 degrees W.L.

     On April 30, 1998, the FCC determined that Tempo's satellite at 119 W.L. was not operational. It did find, however, that an extension of time was warranted for that orbital location and granted an extension to Tempo for 119 W.L. Such extension was granted until six months after the FCC determination on the Transfer Application, with the condition that Tempo not enter into a lease agreement with Phoenixstar or any similar lease arrangement prior to the FCC's decision on the Transfer Application. In addition, Tempo voluntarily surrendered its permit for 166 W.L.

                                                                     (continued)

             TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     On November 25, 1998, Tempo and Phoenixstar requested expedited action by the FCC on the Transfer Application. Several parties filed responses to that request, objecting to the proposed transfer. Phoenixstar and Tempo filed a joint reply to those objections. On January 27, 1999, Tempo filed a joint application with DIRECTV Enterprises, Inc. seeking FCC approval to assign Tempo's DBS authorization to DIRECTV ("DIRECTV Application"). In addition, Tempo and Phoenixstar jointly filed a letter seeking to maintain the status quo with respect to the Transfer Application until the FCC decides the DIRECTV Application. Therefore, Tempo and Phoenixstar requested that the Transfer Application be held in abeyance and, subject to and contemporaneously with approval of the DIRECTV Application, that the FCC dismiss the Transfer Application.

     Upon delivery of Tempo DBS-1, Phoenixstar, on behalf of Tempo, is obligated to make a $10 million incentive payment to Loral. Phoenixstar is eligible to receive a pro rata warranty payback of each such incentive payment to the extent that transponder failures occur during the twelve-year period following delivery. Satellite incentive payments and any related warranty paybacks are treated as adjustments of the cost of the applicable Tempo Satellite.

     Tempo Option

     In February 1997, PRIMESTAR Partners exercised its option (the "Tempo Capacity Option"), to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit. The purchase price (or aggregate lease payments) are to be sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Capacity Option and certain related matters, Tempo and PRIMESTAR Partners entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by PRIMESTAR Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by PRIMESTAR Partners to Tempo. The aggregate funding provided to Tempo by PRIMESTAR Partners is reflected in due to Phoenixstar, Inc. in the accompanying consolidated balance sheets.

     In connection with the Hughes High Power Transaction, Hughes has agreed to assume, and to satisfy and discharge $465 million of Tempo's obligation to PRIMESTAR Partners, and PRIMESTAR Partners has agreed to forgive the remaining balance. In addition, PRIMESTAR Partners has agreed to terminate its rights under the Tempo Capacity Option.

                                                                     (continued)

             TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(9)  Transactions with Related Parties
     ---------------------------------

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

     Prior to the Restructuring, certain key employees of TSAT held stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of TSAT have been recorded in the accompanying consolidated financial statements. Compensation expense recognized by TSAT related to such options aggregated $3,814,000 during the three months ended March 31, 1998.

(10) Income Taxes
     ------------

     TSAT recognized no income tax benefit during either of the three month periods ended March 31, 1999 and 1998. TSAT is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at March 31, 1999 and December 31, 1998. Additionally, during the foreseeable future, TSAT believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis.

             TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
  Results of Operations
  ---------------------

General
-------

   The following discussion and analysis provides information concerning the financial condition and results of operations of TSAT and should be read in conjunction with (i) the accompanying financial statements of TSAT, and (ii) the financial statements, and related notes thereto, of TSAT, and Management's
                                                              ------------
Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
included in TSAT's Annual Report on Form 10-K for the year ended December 31, 1998.

   Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TSAT, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; uncertainties inherent in proposed business strategies and development plans, including uncertainties regarding possible regulatory issues under the Investment Company Act of 1940, as amended (the "Investment Company Act"); uncertainties regarding the Hughes High Power Transaction; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; reliance on software programs used by the Company or its suppliers containing problems related to the Year 2000; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. TSAT expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in TSAT's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

   Hughes Transactions
   -------------------

   On January 22, 1999, the Company announced that the Company and Phoenixstar had reached an agreement with Hughes to sell (i) the Tempo Satellites, (ii) the FCC Permit and (iii) Phoenixstar's rights relating to Tempo's DBS system to Hughes, for aggregate consideration valued at $500 million. Pursuant to the agreement, Hughes has agreed to assume $465 million of TSAT's liability to PRIMESTAR Partners, pay TSAT $2.5 million in cash and pay Phoenixstar and PRIMESTAR Partners $32.5 million in cash. In addition, Phoenixstar and PRIMESTAR Partners have agreed to forgive certain amounts due from the Company in excess of the $465 million to be assumed by Hughes.

             TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

------------------

   Effective March 10, 1999, the first closing of the Hughes High Power Transaction was consummated whereby Hughes acquired Tempo DBS-2 and the Tempo DBS-2 Option for aggregate consideration of $150 million. Such consideration was comprised of the following: (i) $9,750,000 paid to Phoenixstar and PRIMESTAR Partners for the Tempo DBS-2 Option and the termination of PRIMESTAR Partners rights under the Tempo Capacity Option, (ii) $750,000 paid to TSAT to exercise the Tempo DBS-2 Option and (iii) the assumption by Hughes of $139,500,000 due to PRIMESTAR Partners from TSAT in exchange for Tempo DBS-2, which had a carrying value of $224 million at closing.

   The sale of the remaining assets contemplated by the Hughes High Power Agreement is subject to the receipt of appropriate regulatory approvals and other customary closing conditions and is expected to be consummated in mid-1999. Tempo has been notified that Tempo DBS-1 experienced power reductions which occurred on March 29, 1999 and April 2, 1999. Although the Company does not believe the extent of such power reductions is significant, a definitive assessment of the impact on Tempo DBS-1 is not yet complete. Upon completion of the sale of the Company's high power assets, which had a carrying value of $239 million at March 31, 1999, the Company will receive additional consideration of $327 million in the form of cash and debt assumption.

   In a separate transaction completed on April 28, 1999, Phoenixstar sold to Hughes Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash and 4.871 million shares of GMH Stock valued at approximately $258 million, on the date of closing. Phoenixstar is responsible for the payment of certain obligations not assumed by Hughes, satisfaction of its funded indebtedness and the payment of costs, currently estimated to range from $270 million to $340 million, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes. Affiliates of stockholders of Phoenixstar, other than the Company, and affiliates of TCI have committed to make funds available to Phoenixstar, up to an aggregate of $1,013 million to fund such payments.

   In connection with their approval of the Hughes Medium Power Transaction, the stockholders of Phoenixstar approved the payment to TSAT of consideration in the form of 1.407 million shares of GMH Stock, subject to the terms and considerations set forth in the Phoenixstar Payment Agreement. In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue to Phoenixstar the TSAT GMH SAR granting Phoenixstar the right to any appreciation in such GMH Stock during the one-year period following the date of issuance, over an agreed strike price of $47.00. On the Hughes Closing Date, the Company received 1.407 million shares of GMH Stock from Phoenixstar in satisfaction of the Phoenixstar Payment.

             TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

------------------

   The TSAT GMH SAR is secured by a first priority pledge and security interest in the underlying shares of GMH Stock, and both the TSAT GMH SAR and such pledge and security interest have been pledged by Phoenixstar for the benefit of certain holders of share appreciation rights issued by Phoenixstar with respect to shares of GMH Stock. The shares of GMH Stock issued to TSAT pursuant to the Phoenixstar Payment Agreement are subject to certain restrictions on transfer during the first year after the closing of the Hughes Medium Power Transaction, and TSAT will be entitled (together with Phoenixstar) to certain registration rights with respect to such shares following the expiration of such one-year period. Pursuant to the Phoenixstar Payment Agreement, TSAT has also agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity.

   If the Hughes High Power Transaction is consummated, the Company will cease to be engaged in the direct-to-home satellite television business except through its ownership of GMH stock. The Company is currently reviewing potential business opportunities to take advantage of the Company's industry expertise and relationships and significant tax loss carryforward. There can be no assurances, however, that the Company will be able to fund the implementation of any such potential business opportunity on terms favorable to the Company, or on any terms, or that any such potential business opportunity will be successfully implemented.

   Restructuring Transaction
   -------------------------

   Effective April 1, 1998 and pursuant to the Restructuring Agreement and the TSAT Asset Transfer Agreement, the Restructuring was consummated. In connection with the Restructuring, TSAT contributed and transferred to Phoenixstar all of TSAT's assets and liabilities except (i) the capital stock of Tempo, (ii) the consideration received by TSAT in the Restructuring and (iii) the rights and obligations under certain agreements with Phoenixstar and others. In addition, the business of PRIMESTAR Partners and the business of distributing the PRIMESTAR(R) programming service of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne were consolidated into Phoenixstar.

   In connection with the TSAT Asset Transfer, Phoenixstar assumed all of TSAT's indebtedness and TSAT received from Phoenixstar such number of shares of Phoenixstar Class A Common Stock and Phoenixstar Class B Common Stock, respectively, as equaled the number of shares of Series A Common Stock and Series B Common Stock, respectively, issued and outstanding or deemed to be issued and outstanding on the closing date. As of March 31, 1999, TSAT owns approximately 37% of the outstanding shares of common equity of Phoenixstar representing approximately 38% of the combined voting power of such common equity.

             TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

Material Changes in Results of Operations
-----------------------------------------

     As a result of the consummation of the Restructuring, TSAT's operations consist of (i) expenses incurred to maintain TSAT as a public company, including accounting and legal fees ($43,000 during the three months ended March 31, 1999), (ii) expenses associated with the operation and maintenance of the Tempo Satellites ($2,777,000 during the three months ended March 31, 1999) and (iii) TSAT's share of PRIMESTAR's earnings or losses (zero during the three months ended March 31, 1999).

     TSAT recognized no income tax benefit during either of the three month periods ended March 31, 1999 and 1998. TSAT is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at March 31, 1999 and December 31, 1998. Additionally, TSAT believes that it will incur net losses for income tax purposes during the foreseeable future, and accordingly, will not be in a position to realize income tax benefits on a current basis.

Material Changes in Financial Position
--------------------------------------

     Upon completion of the Hughes High Power Transaction, of which there can be no assurance, TSAT's remaining assets would be the GMH Stock and cash.

     TSAT is currently considering its course of action with respect to the receipt of the Phoenixstar Payment. Options available to the Company include, but are not limited to, distribution of the Phoenixstar Payment to the Company's shareholders (subject to a one-year holding period), investment of the Phoenixstar Payment in a yet undetermined operating business, or retention of the Phoenixstar Payment for future use.

     As a holding company, TSAT's ability to satisfy any liabilities or obligations is dependent solely upon the cash flows of Tempo and Phoenixstar and the distribution or the payment of such cash flows to TSAT in the form of dividends, loans or other advances. The payment of dividends or the making of loans or advances to TSAT by Tempo and Phoenixstar may be subject to statutory, regulatory or contractual restriction, will be contingent upon the earnings of those subsidiaries and affiliates, and will be subject to various business considerations. Moreover, TSAT does not control Phoenixstar, and Phoenixstar has no obligation, contingent or otherwise, to make any funds available to TSAT, whether by dividends, loans or other payments.

     TSAT will continue to be subject to the risks associated with operating as a holding company including possible regulation under the Investment Company Act. TSAT does not currently intend to be an investment company within the meaning of the Investment Company Act.

             TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

-------------------------------------------------

     The Company is in the process of identifying and addressing issues surrounding the Year 2000 ("Y2K") and their impact on the Company's operations. The issue surrounding the Year 2000 is whether the Company's operations and financial systems or the systems used by companies with whom the Company conducts business will properly recognize and process date sensitive information before and after January 1, 2000. Pursuant to the TSAT Merger Agreement, Phoenixstar provides the Company with accounting services and the use of any and all related information systems. Therefore, TSAT is coordinating its Y2K assessment with Phoenixstar. The following discussion of Phoenixstar's Y2K project is based on information currently available to the Company.

     Prior to the Hughes Closing Date, Phoenixstar completed an initial assessment which identified areas of risk associated with the Year 2000. The Year 2000 Program Office was established to oversee Phoenixstar's Year 2000 project. Detailed inventories were gathered and cost estimates were finalized. For each functional area of the project, detailed work plans were developed and put into place. Separate test environments completed construction and testing in the first quarter of 1999.

     In connection with the Hughes Medium Power Transaction, Hughes acquired substantially all of Phoenixstar's systems. Phoenixstar has analyzed and continues to analyze its remaining internal IT and non-IT systems. Phoenixstar believes that such systems are currently capable of functioning without substantial Y2K compliance problems.

     Through March 1999, Phoenixstar has spent approximately $1,375,000 for Y2K issues, $1,125,000 of which was spent in 1999, and does not currently expect to spend any additional amounts for Y2K related issues.

     The Company does not currently believe that any of the foregoing will have a material adverse effect on its financial condition or its results of operations. However, the process of evaluating Phoenixstar's products and third party products and systems is ongoing. Although not expected, failures of critical suppliers and/or systems could have a material adverse effect on the Company's financial condition or results of operations. As widely publicized, Y2K compliance has many issues and aspects, not all of which the Company is able to accurately forecast or predict. There is no way to assure that Y2K will not have adverse effects on the Company, some of which could be material.

             TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits

              10.1 - Share Appreciation Rights Agreement, dated as of April 28,
                     1999.

              10.2 - Pledge and Security Agreement, dated as of April 28, 1999.

              27 -   Financial Data Schedule

         (b)  Reports on Form 8-K filed during quarter ended March 31, 1999:

              Date of Report     Items Reported       Financial Statements Filed
              --------------     --------------       --------------------------

              February 1, 1999   Items 5 and 7        None

              March 25, 1999     Items 2 and 7        Pro forma financial
                                                       information related to
                                                       the disposition of the
                                                       Company's ground-spare
                                                       satellite.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TCI SATELLITE ENTERTAINMENT, INC.



Date:  May 14, 1999                  By:  /s/  Gary S. Howard
                                          -------------------------------------
                                               Gary S. Howard
                                               Chief Executive Officer




Date:  May 14, 1999                  By:  /s/  Kenneth G. Carroll
                                          -------------------------------------
                                               Kenneth G. Carroll
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)




Date:  May 14, 1999                  By:  /s/  Scott D. Macdonald
                                          -------------------------------------
                                               Scott D. Macdonald
                                               Vice President and Controller
                                               (Chief Accounting Officer)

                                 Exhibit Index

10.1 - Share Appreciation Rights Agreement, dated as of April 28, 1999.
10.2 - Pledge and Security Agreement, dated as of April 28, 1999.
27   - Financial Data Schedule