Form 10-Q
period 1999-06-30
TCI SATELLITE ENTERTAINMENT INC
filed 1999-08-11
CIK 1022222

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1999

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____ to _____


Commission File Number:  0-21317


                       TCI SATELLITE ENTERTAINMENT, INC.
                       ---------------------------------
            (Exact name of Registrant as specified in its charter)

      State of Delaware                                   84-1299995
-------------------------------               --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    8085 South Chester, Suite 110
         Englewood, Colorado                                80112
----------------------------------------             ------------------
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (303) 712-4609


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

        The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of July 30, 1999, was:

               Series A common stock  62,869,346 shares; and
                  Series B common stock 8,465,324 shares.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                  (unaudited)


                                                                          June 30,             December 31,
                                                                            1999                   1998
                                                                   ----------------------  ---------------------
                                                                               amounts in thousands
Assets
------

Cash and cash equivalents                                                      $   5,982                     --

Prepaid expenses                                                                     219                     --

Investment in Phoenixstar, Inc. (formerly PRIMESTAR,   Inc.)
 ("Phoenixstar") (notes 3 and 6)                                                      --                     --

Investment in General Motors Corporation ("General   Motors"),
 at fair value (note 2)                                                           79,249                     --

Satellites, at cost (note 2)                                                          --                463,133
                                                                               ---------               --------

                                                                               $  85,450                463,133
                                                                               =========               ========

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------

Due to Phoenixstar                                                             $      --                469,498

General Motors Corporation share appreciation right   liability
 (note 2)                                                                         13,106                     --
                                                                               ---------               --------

    Total liabilities                                                             13,106                469,498
                                                                               ---------               --------

Stockholders' Equity (Deficit):
 Preferred stock, $.01 par value;
   authorized 5,000,000 shares; none issued                                           --                     --
 Series A common stock, $1 par value;
  authorized 85,000,000 shares; issued
  59,417,466 in 1999 and 59,280,466 in 1998                                       59,417                 59,280
 Series B common stock, $1 par value;
  authorized 10,000,000 shares; issued
  8,465,324 in 1999 and 1998                                                       8,465                  8,465
 Additional paid-in capital                                                      828,916                825,276
 Accumulated deficit                                                            (824,454)              (899,386)
                                                                               ---------               --------

    Total stockholders' equity (deficit)                                          72,344                 (6,365)
                                                                               ---------               --------

                                                                               $  85,450                463,133
                                                                               =========               ========

See accompanying notes to condensed consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (unaudited)


                                                    Three months ended         Six months ended
                                                         June 30,                  June 30,
                                                --------------------------  ----------------------
                                                    1999          1998        1999        1998
                                                -------------  -----------  ---------  -----------
                                                 amounts in thousands, except per share amounts

Revenue                                         $         --           --         --      168,500

Operating costs and expenses:
 Charges from PRIMESTAR Partners L.P.
   (note 7)                                               --           --         --       82,235
 Operating                                             1,734           --      4,511        9,847
 Selling, general and administrative                      74           43        117       55,384
 Stock compensation (note 7)                             144           --        325        4,869
 Depreciation                                             --           --         --       65,105
                                                    --------      -------     ------     --------
                                                       1,952           43      4,953      217,440
                                                    --------      -------     ------     --------

    Operating loss                                    (1,952)         (43)    (4,953)     (48,940)

Other income (expense):
 Gain on sale of satellites (note 2)                  97,477           --     13,712           --
 Interest expense                                         --           --         --      (14,177)
 Share of losses of Phoenixstar                           --      (32,536)        --      (32,536)
 Share of losses of PRIMESTAR
   Partners L.P.                                          --           --         --       (5,822)
 Other, net                                           66,171           --     66,173         (621)
                                                    --------      -------     ------     --------
                                                     163,648      (32,536)    79,885      (53,156)
                                                    --------      -------     ------     --------

    Earnings (loss) before income taxes              161,696      (32,579)    74,932     (102,096)

Income tax expense (note 8)                               --           --         --           --
                                                    --------      -------     ------     --------

    Net earnings (loss)                              161,696      (32,579)    74,932      102,096

Other comprehensive income:
 Unrealized holding gain on
  available for sale securities                        4,662           --      4,662           --
 Unrealized loss on share
  appreciation rights                                 (4,662)          --     (4,662)          --
                                                    --------      -------     ------     --------
                                                          --           --         --           --
                                                    --------      -------     ------     --------
Comprehensive income (loss)                         $161,696      (32,579)    74,932     (102,096)
                                                    ========      =======     ======     ========
Basic and diluted earnings (loss) per
 common share (note 4)                                 $2.38         (.48)      1.11        (1.51)
                                                    ========      =======     ======     ========

See accompanying notes to condensed consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)

                         Six months ended June 30, 1999
                                  (unaudited)



                                                       Common stock      Additional                        Total
                                                ----------------------    paid-in      Accumulated     stockholders'
                                                  Series A    Series B    capital        deficit      equity (deficit)
                                                ------------  --------  ------------  --------------  ----------------
                                                                        amounts in thousands

Balance at January 1, 1999                           $59,280     8,465      825,276        (899,386)           (6,365)

 Net earnings                                             --        --           --          74,932            74,932
 Contribution for common stock to
  be issued                                               --        --        3,452              --             3,452

 Recognition of stock compensation
  related to stock options and
  restricted stock awards                                 --        --          325              --               325

 Issuance of Series A Common Stock
  related to restricted stock awards                     137        --         (137)             --                --
                                                     -------  --------      -------        --------            ------

Balance at June 30, 1999                             $59,417     8,465      828,916        (824,454)           72,344
                                                     =======  ========      =======        ========            ======


See accompanying notes to condensed consolidated  financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                   Six months ended
                                                                                       June 30,
                                                                      ------------------------------------------
                                                                              1999                  1998
                                                                      --------------------  --------------------
                                                                                amounts in thousands
                                                                                    (see note 5)

Cash flows from operating activities:
 Net earnings (loss)                                                             $ 74,932              (102,096)
 Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
    Gain on sale of satellites                                                    (13,712)                   --
    Depreciation                                                                       --                65,105
    Share of losses of Phoenixstar                                                     --                32,536
    Share of losses of PRIMESTAR Partners L.P.                                         --                 5,822
    Accretion of debt discount                                                         --                 4,682
    Stock compensation                                                                325                 4,869
    Receipt of General Motors common stock recorded
     as other income                                                              (66,143)                   --
    Other non-cash charges                                                             --                 7,999
    Changes in operating assets and liabilities, net
     of the effects of the Restructuring:
       Change in receivables                                                           --                10,845
       Change in other assets                                                          --                  (736)
       Change in accruals and payables                                                 --               (10,209)
       Change in subscriber advance payments                                           --                (3,114)
                                                                                 --------              --------

         Net cash provided (used) by operating
          activities                                                               (4,598)               15,703
                                                                                 --------              --------

Cash flows from investing activities:
 Proceeds from sale of satellites                                                   2,500                    --
 Capital expended for property and equipment                                           --               (73,966)
 Additional investments in and advances to
   PRIMESTAR Partners L.P.                                                             --                   (75)
                                                                                 --------              --------

         Net cash provided (used) by investing
          activities                                                                2,500               (74,041)
                                                                                 --------              --------

Cash flows from financing activities:
 Borrowings of debt                                                                    --               113,000
 Repayments of debt                                                                    --               (61,735)
 Increase in due to Phoenixstar                                                     4,628                    --
 Contribution for common stock to be issued                                         3,452                   989
                                                                                 --------              --------

         Net cash provided by financing activities                                  8,080                52,254
                                                                                 --------              --------
         Net increase (decrease) in cash and cash
          equivalents                                                               5,982                (6,084)

         Cash and cash equivalents:
          Beginning of period                                                          --                 6,084
                                                                                 --------              --------

          End of period                                                          $  5,982                    --
                                                                                 ========              ========

See accompanying notes to condensed consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                                 June 30, 1999
                                  (unaudited)


(1)  Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements include the accounts of TCI Satellite Entertainment, Inc. and those of all majority-owned subsidiaries ("TSAT" or the "Company"). All significant inter-company transactions have been eliminated.

     As a result of the Hughes Transaction described in note 2 and the TSAT Asset Transfer described in note 3, TSAT is currently a holding company, with no substantial assets or liabilities other than (i) cash, (ii) its ownership interest in General Motors, (iii) its ownership interest in Phoenixstar, and (iv) its rights and obligations under certain agreements with Phoenixstar and others.

     In addition, the Company has no operations subsequent to the TSAT Asset Transfer other than (i) expenses associated with the operation and maintenance of the Tempo Satellites, as defined below, prior to the sale to Hughes effective June 4, 1999 and (ii) general and administrative expenses incurred to maintain the Company's status as a publicly traded company.

     The accompanying interim consolidated financial statements of TSAT are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of TSAT as of June 30, 1999 and the results of its operations for the periods ended June 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in TSAT's December 31, 1998 Annual Report on Form 10-K.

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

     Certain amounts have been reclassified for comparability with the 1999 presentation.
                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements


(2)  Hughes Transactions
     -------------------

     Effective June 4, 1999, the Company completed the sale of its high power direct broadcast satellite ("DBS") assets to Hughes Electronics Corporation ("Hughes"), pursuant to an asset purchase agreement dated as of January 22, 1999 (the "Hughes High Power Agreement"), among Tempo Satellite, Inc., a wholly-owned subsidiary of the Company ("Tempo"), Phoenixstar, Inc., a Delaware corporation formerly known as PRIMESTAR, Inc. ("Phoenixstar"), Phoenixstar Partners L.P., a Delaware limited partnership and wholly-owned subsidiary of Phoenixstar formerly known as PRIMESTAR Partners L.P. ("PRIMESTAR Partners"), and Hughes, a subsidiary of General Motors. The assets transferred by the Company pursuant to the Hughes High Power Agreement consisted of Tempo's two high-power DBS satellites (the "Tempo Satellites), one of which was in orbit at 119 degrees West Longitude (the "In-Orbit Satellite") and one of which was used as a ground spare (the "Ground Satellite"), its FCC authorizations with respect to the 119 degrees West Longitude orbital location (the "FCC License"), and certain related assets (collectively, the "Tempo High Power Assets").

     The Company had previously granted Phoenixstar the transferable right and option (the "Tempo Purchase Option") to purchase 100% of the Tempo High Power Assets for aggregate consideration of $2.5 million in cash and the assumption of all liabilities. In addition, Tempo had previously granted to PRIMESTAR Partners the right to purchase or lease 100% of the capacity of the DBS system being constructed by Tempo (the "Tempo Capacity Rights), and PRIMESTAR Partners had made advances to Tempo to fund the construction of Tempo's DBS system in the aggregate amount of $465 million (the "Tempo Reimbursement Obligation").

     Accordingly, the Hughes High Power Agreement provided for (i) the sale by Phoenixstar to Hughes of the Tempo Purchase Option, (ii) the exercise of the Tempo Purchase Option by Hughes, and (iii) the termination of the Tempo Capacity Rights (collectively, the "Hughes High Power Transaction"). The aggregate consideration payable by Hughes in the Hughes High Power Transaction was $500 million, payable as described below.

     As regulatory approval was required to transfer the In-Orbit Satellite and the FCC License, the Hughes High Power Agreement provided for the Hughes High Power Transaction to be completed in two steps. To facilitate the transaction, the Tempo Purchase Option was amended to provide for a two-stage exercise process. The parties allocated 70% of the total consideration under the Hughes High Power Agreement to the In-Orbit Satellite and related assets and 30% of the total consideration thereunder to the Ground Satellite and related assets.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements


     The first closing under the Hughes High Power Agreement was consummated effective March 10, 1999. In the first closing, Hughes acquired the Ground Satellite and related assets for aggregate consideration of $150 million, comprised of (i) $9,750,000 paid by Hughes to Phoenixstar and PRIMESTAR Partners for the transfer to Hughes of that portion of the Tempo Purchase Option allocable to the Ground Satellite and the termination of that portion of the Tempo Capacity Rights allocable to the Ground Satellite,
     (ii) $750,000 paid by Hughes to Tempo to exercise that portion of the Tempo Purchase Option allocable to the Ground Satellite; and (iii) the assumption and payment by Hughes of a portion of the Tempo Reimbursement Obligation in the amount of $139,500,000.

     At the time of the first closing, the carrying value of the Ground Satellite was $224 million. In addition, as required by the Hughes High Power Agreement, the Company and Phoenixstar agreed to terminate the previously announced merger of the Company with and into Phoenixstar, effective as of such first closing.

     The FCC approved the transfer of the FCC License to Hughes on May 28, 1999, and the second closing under the Hughes High Power Agreement was consummated effective June 4, 1999. In the second closing, Hughes acquired the In-Orbit Satellite and related assets, including all rights of Tempo with respect to the FCC License, for aggregate consideration for $350 million comprised of (i) $22,750,000 paid by Hughes to Phoenixstar and PRIMESTAR Partners for the transfer to Hughes of that portion of the Tempo Purchase Option allocable to the In-Orbit Satellite and the termination of that portion of the Tempo Capacity Rights allocable to the In-Orbit Satellite, (ii) $1,750,000 paid by Hughes to Tempo to exercise that portion of the Tempo Purchase Option allocable to the In-Orbit Satellite; and (iii) the assumption and payment by Hughes of the remainder of the Tempo Reimbursement Obligation, in the amount of $325,500,000.

     The carrying value of the In-Orbit Satellite was approximately $239 million at the time of the second closing. In addition, Phoenixstar agreed to forgive amounts due from Tempo not assumed by Hughes in the amount of $9,346,000.

     In a separate transaction (the "Hughes Medium Power Transaction") completed on April 28, 1999 (the "Hughes Closing Date"), Phoenixstar sold to Hughes Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash and 4.871 million shares of General Motors Class H common stock ("GMH Stock") valued at approximately $258 million on the date of closing. At June 30, 1999, Phoenixstar is responsible for the payment of certain obligations not assumed by Hughes, and the payment of costs, estimated to range from $180 million to $200 million, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes. Affiliates of stockholders of Phoenixstar, other than the Company, and an affiliate of Tele-Communications, Inc. ("TCI") have committed to make funds available to Phoenixstar, up to an aggregate of $1,013.3 million to fund such payments. Through June 30, 1999, approximately $456.4 million of such commitments have been funded to Phoenixstar, and $382.6 million of such commitments expired.

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements


     In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar approved the payment to TSAT of consideration in the form of 1.407 million shares of GMH Stock (the "Phoenixstar Payment"), subject to the terms and conditions set forth in an agreement (the "Phoenixstar Payment Agreement") dated as of January 22, 1999. In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue Phoenixstar a share appreciation right (the "TSAT GMH SAR") with respect to the shares of GMH Stock received as the Phoenixstar Payment, granting Phoenixstar the right to any market price appreciation in such GMH Stock during the one-year period following the date of issuance, over an agreed strike price of $47.00. On the Hughes Closing Date, the Company received 1.407 million shares of GMH Stock from Phoenixstar in satisfaction of the Phoenixstar Payment.

     The TSAT GMH SAR is secured by a first priority pledge and security interest in the underlying shares of GMH Stock, and both the TSAT GMH SAR and such pledge and security interest have been pledged by Phoenixstar for the benefit of certain holders of share appreciation rights issued by Phoenixstar with respect to shares of GMH Stock (the "Phoenixstar GMH SARs"). The shares of GMH Stock issued to TSAT pursuant to the Phoenixstar Payment Agreement are subject to certain restrictions on transfer during the first year after the closing of the Hughes Medium Power Transaction, and TSAT will be entitled (together with Phoenixstar) to certain registration rights with respect to such shares following the expiration of such one-year period. Pursuant to the Phoenixstar Payment Agreement, TSAT has also agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity and, subject to the approval of the Company's stockholders, to transfer its shares in Phoenixstar to the other Phoenixstar stockholders.

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

             Notes to Condensed Consolidated Financial Statements

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

(4)  Earnings (Loss) Per Common Share
     --------------------------------

     The basic and diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the period (67,836,000 and 67,746,000 shares for the three months ended June 30, 1999 and 1998, respectively; and 67,808,000 and 67,690,000 for the six months ended June 30, 1999 and 1998, respectively). Excluded from the computation of diluted earnings (loss) per common share for the three and six months ended June 30, 1999 and 1998 are options and convertible securities to acquire 8,515,000 and 8,690,000 shares of Series A Common Stock, respectively, because inclusion of such options would be anti-dilutive.

(5)  Supplemental Disclosures to Combined Statements of Cash Flows
     -------------------------------------------------------------

     Cash paid for interest was $0 and $13,844,000 during the six months ended June 30, 1999 and 1998, respectively. Cash paid for income taxes was not significant during either of such periods.

     Significant non-cash investing and financing activities for the six months ended June 30, 1999 are as follows (amounts in thousands):


   Assumption of amounts due to Phoenixstar
     in exchange for the Tempo Satellites          $465,000
                                                   ========

   Receipt of GMH Stock, net of TSAT GMH
     SAR                                           $ 66,143
                                                   ========

                                                                     (continued)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

(6)  Investment in Phoenixstar
     -------------------------

     Prior to the Hughes Medium Power Transaction, Phoenixstar owned and operated the PRIMESTAR(R) direct to home satellite service throughout the continental United States. TSAT's basis in Phoenixstar had been reduced to zero as of December 31, 1998.

(7)  Transactions Related Parties
     ----------------------------

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

     Prior to the Restructuring, certain key employees of TSAT held stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of TSAT have been recorded in the accompanying consolidated financial statements. Compensation expense recognized by TSAT related to such options aggregated $3,814,000 during the six months ended June 30, 1998.

(8)  Income Taxes
     ------------

     TSAT recognized no income tax benefit or expense during of the six months ended June 30, 1998. TSAT is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at June 30, 1999 and December 31, 1998. Additionally, during the foreseeable future, TSAT believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis.

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

   See note 2 to the accompanying condensed consolidated financial statements for a discussion of the transactions with Hughes.

   See note 3 to the accompanying condensed consolidated financial statements for a description of the Restructuring Transaction.

Material Changes in Results of Operations
-----------------------------------------

        As a result of the consummation of the Restructuring, TSAT's operations consist of (i) expenses incurred to maintain TSAT as a public company, including accounting and legal fees ($117,000 during the six months ended June 30, 1999),
(ii) expenses associated with the operation and maintenance of the Tempo Satellites prior to the sale to Hughes effective June 4, 1999 ($4,511,000 during the six months ended June 30, 1999) and (iii) TSAT's share of PRIMESTAR's earnings or losses (zero during the six months ended June 30, 1999).

     TSAT recognized a nonrecurring gain of $13,712,000 during the six months ended June 30, 1999 in connection with the Hughes High Power Transaction. In addition, TSAT recognized other income of $66,143,000 upon receipt of the Phoenixstar Payment.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

----------------------------------------------------

     TSAT recognized no income tax benefit or expense during either of the six month periods ended June 30, 1999 and 1998. TSAT is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at June 30, 1999 and December 31, 1998. Additionally, TSAT believes that it will incur net losses for income tax purposes during the foreseeable future, and accordingly, will not be in a position to realize income tax benefits on a current basis.

Material Changes in Financial Position
--------------------------------------

   As a result of the consummation of the Hughes transactions, the Company currently has no operating income or cash flow. The Company's current sources of liquidity are its available cash and any proceeds from the monetization or liquidation of the GMH Stock (subject to a one-year holding period).


   TSAT is currently considering its course of action with respect to its available cash and GMH Stock. Options available to the Company include, but are not limited to, distribution of the Company's assets to the Company's shareholders (subject to a one-year holding period for the GMH Stock), investment in a yet to be determined operating business, or retention for future use.

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

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

-------------------------------------------------

     Through June 1999, Phoenixstar spent approximately $1,375,000 for Y2K issues, $1,125,000 of which was spent in 1999, and does not currently expect to spend any additional amounts for Y2K related issues.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

        (a)  Exhibit

             27 -    Financial Data Schedule

        (b)  Report on Form 8-K filed during quarter ended June 30, 1999:


             Date of Report   Items Reported    Financial Statements Filed
             --------------   --------------    --------------------------
             June 18, 1999    Items 2 and 7     TCI Satellite Entertainment,
                                                Inc. Condensed Pro Forma
                                                Combined Balance Sheet as of
                                                March 31, 1999.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TCI SATELLITE ENTERTAINMENT, INC.



Date:    August 11, 1999                 By:   /s/  Gary S. Howard
                                               --------------------------------
                                                    Gary S. Howard
                                                    Chief Executive Officer




Date:    August 11, 1999                 By:   /s/  Kenneth G. Carroll
                                               --------------------------------
                                                    Kenneth G. Carroll
                                                    Senior Vice President and
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                      Officer and Chief
                                                      Accounting Officer)