Form 10-Q
period 1999-09-30
TCI SATELLITE ENTERTAINMENT INC
filed 1999-11-15
CIK 1022222

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ______________


Commission File Number: 0-21317


                       TCI SATELLITE ENTERTAINMENT, INC.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         State of Delaware                              84-1299995
      ------------------------------        -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


      8085 South Chester Street, Suite 110
           Englewood, Colorado                            80112
      --------------------------------------             --------
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

The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of October 29, 1999, was:

                Series A common stock - 62,894,346 shares; and
                   Series B common stock - 8,465,324 shares.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES


                                   Form 10-Q

                                     Index

                                                                                      Page
PART I. FINANCIAL INFORMATION                                                         I-2

  Item 1.     Financial Statements (unaudited)                                        I-2

              Condensed Consolidated Balance Sheets -
                September 30, 1999 and December 31, 1998                              I-2

              Condensed Consolidated Statements of Operations -
                Three and nine months ended June 30, 1999 and 1998                    I-3

              Condensed Consolidated Statement of Stockholders' Equity (Deficit) -
                Nine months ended September 30, 1999                                  I-4

              Condensed Consolidated Statements of Cash Flows -
                Nine months ended September 30, 1999 and 1998                         I-5

              Notes to Condensed Consolidated Financial Statements                    I-6

  Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                            I-12

  Item 3.     Qualitative and Quantitative Disclosures about Market Risk             I-14

PART II.  OTHER INFORMATION

  Item 6(a).  Exhibits                                                               II-1

Signatures                                                                           II-2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                                               September 30,         December 31,
                              Assets                                               1999                  1998
                                                                               -------------         ------------
                                                                                      amounts in thousands
Cash and cash equivalents                                                      $       3,903                   --

Prepaid expenses                                                                         146                   --

Preferred stock investment, at cost (note 10)                                          5,000                   --

Investment in General Motors Corporation (General
    Motors), at fair value (note 2)                                                   80,568                   --

Satellites, at cost (note 2)                                                              --              463,133

Support equipment, net                                                                   136                   --
                                                                               -------------         ------------
         Total assets                                                          $      89,753              463,133
                                                                               =============         ============

            Liabilities and Stockholders' Equity (Deficit)

Due to Phoenixstar                                                             $           2              469,498

General Motors Corporation share appreciation right
    liability (note 2)                                                                14,425                   --


Promissory note payable (note 10)                                                      3,000                   --
                                                                               -------------         ------------
         Total liabilities                                                            17,427              469,498
                                                                               -------------         ------------
Stockholders' equity (deficit):
    Preferred stock, $.01 par value; authorized
       5,000,000 shares; none issued                                                      --                   --
    Series A common stock, $1 par value; authorized
       85,000,000 shares; issued and outstanding 62,894,346
       in 1999 and 59,280,466 in 1998                                                 62,894               59,280
    Series B common stock, $1 par value; authorized
       10,000,000 shares; issued and outstanding 8,465,324
       in 1999 and 1998                                                                8,465                8,465
    Additional paid-in capital                                                       825,583              825,276
    Accumulated deficit                                                             (824,616)            (899,386)
                                                                               -------------         ------------
         Total stockholders' equity (deficit)                                         72,326               (6,365)
                                                                               -------------         ------------
                                                                               $      89,753              463,133
                                                                               =============         ============

See accompanying notes to condensed consolidated financial statements.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                          Three months ended              Nine months ended
                                                             September 30,                 September 30,
                                                      -------------------------      -------------------------
                                                         1999           1998           1999            1998
                                                      ----------     ----------      ---------      ----------
                                                           amounts in thousands, except per share amounts
Revenue                                               $       --             --             --              --

Operating costs and expenses:
  Charges from PRIMESTAR Partners L.P.
    (note 7)                                                  --             --             --          82,235
  Operating                                                   --             --          4,511           9,847
  Selling, general and administrative                         87             43            205          55,427
  Stock compensation (note 7)                                144             --            469           4,869
  Depreciation                                                --             --             --          65,105
                                                      ----------     ----------      ---------      ----------
                                                             231             43          5,185         217,483

         Operating loss                                     (231)           (43)        (5,185)        (48,983)

Other income (expense):
  Gain on sale of satellites (note 2)                         --             --         13,712              --
  Interest income (expense)                                   69             --            100         (14,177)
  Share of losses of Phoenixstar                              --        (36,833)            --         (69,369)
  Share of losses of PRIMESTAR
    Partners L.P.                                             --             --             --          (5,822)
  Other, net                                                  --             --         66,143            (621)
                                                      ----------     ----------      ---------      ----------
                                                              69        (36,833)        79,955         (89,989)
                                                      ----------     ----------      ---------      ----------
         Earnings (loss) before income taxes                (162)       (36,876)        74,770        (138,972)

Income tax expense (note 8)                                   --             --             --              --
                                                      ----------     ----------      ---------      ----------
         Net earnings (loss)                                (162)       (36,876)        74,770        (138,972)

Other comprehensive income:
  Unrealized holding gain on available for
       sale securities                                     1,319             --         14,425              --

  Unrealized loss on share appreciation rights            (1,319)            --        (14,425)             --
                                                      ----------     ----------      ---------      ----------
                                                              --             --             --              --
                                                      ----------     ----------      ---------      ----------

Comprehensive income (loss)                           $     (162)       (36,876)        74,776        (138,972)
                                                      ==========     ==========      =========      ==========
Basic earnings (loss) per
    common share (note 4)                             $   (0.002)         (0.54)          1.09           (2.05)
                                                      ==========     ==========      =========      ==========
Fully diluted earnings (loss) per
    common share (note 4)                             $    0.002          (0.54)          0.97           (2.05)
                                                      ==========     ==========      =========      ==========

See accompanying notes to condensed consolidated financial statements.


                                        TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                                Condensed Consolidated Statement of Stockholders' Equity (Deficit)

                                               Nine months ended September 30, 1999
                                                            (unaudited)

                                                                                 Additional                         Total
                                                       Common stock               paid-in       Accumulated       stockholders'
                                                ---------------------------
                                                  Series A       Series B         capital         deficit       equity (deficit)
                                                ------------   ------------    ------------     ------------    ----------------
Balance at January 1, 1999                      $     59,280          8,465         825,276         (899,386)             (6,365)

    Net earnings                                          --             --              --           74,770              74,770
    Issuance of Series A Common Stock
       related to Naify conversion                     3,452             --              --               --               3,452
    Recognition of stock compensation
       related to stock options and
       restricted stock awards                            --             --             469               --                 469
    Issuance of Series A Common Stock
       related to restricted stock awards                162             --            (162)              --                  --
                                                ------------   ------------    ------------     ------------    ----------------
Balance at September 30, 1999                   $     62,894          8,465         825,583         (824,616)             72,326
                                                ============   ============    ============     ============    ================

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                       Nine months ended
                                                                                          September 30,
                                                                               -----------------------------------
                                                                                    1999                 1998
                                                                               ---------------     ---------------
                                                                                     amounts in thousands
                                                                                         (see note 5)
Cash flows from operating activities:
  Net earnings (loss)                                                          $        74,770            (138,972)
  Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
      Gain on sale of satellites                                                       (13,712)                 --
      Depreciation                                                                          --              65,105
      Share of losses of Phoenixstar                                                        --              69,369
      Share of losses of PRIMESTAR Partners L.P.                                            --               5,822
      Accretion of debt discount                                                            --               4,682
      Stock compensation                                                                   469               4,869
      Receipt of General Motors common stock recorded
        as other income                                                                (66,143)                 --
      Other non-cash charges                                                                --               8,042
      Changes in operating assets and liabilities, net
        of the effects of the Restructuring:
          Change in receivables                                                             --              10,845
          Change in other assets                                                          (146)               (736)
          Change in accruals and payables                                                   --             (10,209)
          Change in subscriber advance payments                                             --              (3,114)
                                                                               ---------------     ---------------
            Net cash provided (used) by operating activities                            (4,762)             15,703
                                                                               ---------------     ---------------

Cash flows from investing activities:
  Net proceeds from sale of satellites                                                   2,500                  --
  Capital expended for property and equipment                                             (136)            (73,966)
  Additional investments in and advances to
    PRIMESTAR Partners L.P.                                                                 --                 (75)
  Cash paid for equity investment                                                       (2,000)                 --
                                                                               ---------------     ---------------
            Net cash provided (used) by investing activities                               364             (74,041)
                                                                               ---------------     ---------------

Cash flows from financing activities:
  Borrowings of debt                                                                        --             113,000
  Repayments of debt                                                                        --             (61,735)
  Increase in due to Phoenixstar                                                         4,849                  --
  Issuance of common stock                                                               3,452                 989
                                                                               ---------------     ---------------
            Net cash provided by financing activities                                    8,301              52,254
                                                                               ---------------     ---------------
            Net increase (decrease) in cash and cash equivalents                         3,903              (6,084)

Cash and cash equivalents:
  Beginning of period                                                                       --               6,084
                                                                               ---------------     ---------------

  End of period                                                                $         3,903                  --
                                                                               ===============     ===============

See accompanying notes to condensed consolidated financial statements.

                TCI SATELLITE ENTERTAINMENT, INC. SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                              September 30, 1999
                                  (Unaudited)


(1)  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of TCI Satellite Entertainment, Inc. and those of all majority-owned subsidiaries (TSAT or the Company). All significant inter-company transactions have been eliminated.

     As a result of the Hughes Transaction described in note 2 and the TSAT Asset Transfer described in note 3, TSAT is currently a holding company, with no substantial assets or liabilities other than (i) cash, (ii) its ownership interest in General Motors, (iii) a certain equity investment,
     (iv) a majority owned subsidiary (v) its ownership interest in Phoenixstar, and (vi) its rights and obligations under certain agreements with Phoenixstar and others.

     In addition, the Company has no significant operations subsequent to the TSAT Asset Transfer other than (i) expenses associated with the operation and maintenance of the Tempo Satellites, as defined below, prior to the sale to Hughes effective June 4, 1999 and (ii) general and administrative expenses incurred to maintain the Company's status as a publicly traded company. The Company's majority owned subsidiary conducts research and devleopment in certain emerging technology.

     The accompanying interim consolidated financial statements of TSAT are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of TSAT as of September 30, 1999 and the results of its operations for the periods ended September 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in TSAT's December 31, 1998 Annual Report on Form 10-K.

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

(2)  Hughes Transactions

     Effective June 4, 1999, the Company completed the sale of its high power direct broadcast satellite (DBS) assets to Hughes Electronics Corporation (Hughes), pursuant to an asset purchase agreement dated as of January 22, 1999 (the Hughes High Power Agreement), among Tempo Satellite, Inc., a wholly-owned subsidiary of the Company (Tempo), Phoenixstar, Inc., a Delaware corporation formerly known as PRIMESTAR, Inc. (Phoenixstar), Phoenixstar Partners L.P., a Delaware limited partnership and wholly-owned subsidiary of Phoenixstar formerly known as PRIMESTAR Partners L.P. (PRIMESTAR Partners), and Hughes, a subsidiary of General Motors. The assets transferred by the Company pursuant to the Hughes High Power Agreement consisted of Tempo's two high-power DBS satellites (the Tempo Satellites), one of which was in orbit at 119(degrees) West Longitude
     (the In-Orbit Satellite) and one of which was used as a ground spare (the Ground

                TCI SATELLITE ENTERTAINMENT, INC. SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                              September 30, 1999
                                  (Unaudited)

     Satellite), its FCC authorizations with respect to the 119(degrees) West Longitude orbital location (the FCC License), and certain related assets (collectively, the Tempo High Power Assets).

     The Company had previously granted Phoenixstar the transferable right and option (the Tempo Purchase Option) to purchase 100% of the Tempo High
     Power Assets for aggregate consideration of $2.5 million in cash and the assumption of all liabilities. In addition, Tempo had previously granted to PRIMESTAR Partners the right to purchase or lease 100% of the capacity of the DBS system being constructed by Tempo (the Tempo Capacity Rights), and PRIMESTAR Partners had made advances to Tempo to fund the construction of Tempo's DBS system in the aggregate amount of $465 million (the Tempo Reimbursement Obligation).

     Accordingly, the Hughes High Power Agreement provided for (i) the sale by Phoenixstar to Hughes of the Tempo Purchase Option, (ii) the exercise of the Tempo Purchase Option by Hughes, and (iii) the termination of the Tempo Capacity Rights (collectively, the Hughes High Power Transaction). The aggregate consideration payable by Hughes in the Hughes High Power Transaction was $500 million, payable as described below.

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

     The FCC approved the transfer of the FCC License to Hughes on May 28, 1999, and the second closing under the Hughes High Power Agreement was consummated effective June 4, 1999. In the second closing, Hughes acquired the In-Orbit Satellite and related assets, including all rights of Tempo with respect to the FCC License, for aggregate consideration of $350 million comprised of (i) $22,750,000 paid by Hughes to Phoenixstar and PRIMESTAR Partners for the transfer to Hughes of that portion of the Tempo Purchase Option allocable to the In-Orbit Satellite and the termination of that portion of the Tempo Capacity Rights allocable to the In-Orbit Satellite, (ii) $1,750,000 paid

                TCI SATELLITE ENTERTAINMENT, INC. SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                              September 30, 1999
                                  (Unaudited)


     by Hughes to Tempo to exercise that portion of the Tempo Purchase Option allocable to the In-Orbit Satellite; and (iii) the assumption and payment by Hughes of the remainder of the Tempo Reimbursement Obligation, in the amount of $325,500,000.

     The carrying value of the In-Orbit Satellite was approximately $239 million at the time of the second closing. In addition, Phoenixstar agreed to forgive amounts due from Tempo not assumed by Hughes in the amount of $9,346,000.

     In a separate transaction (the Hughes Medium Power Transaction) completed on April 28, 1999 (the Hughes Closing Date), Phoenixstar sold to Hughes Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash and 4.871 million shares of General Motors Class H common stock (GMH Stock) valued at approximately $258 million on the date of closing. At September 30, 1999, Phoenixstar is responsible for the payment of certain obligations not assumed by Hughes, and the payment of costs, estimated not to exceed $180 million, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes. Affiliates of stockholders of Phoenixstar, other than the Company, and an affiliate of Tele-Communications, Inc. (TCI) have committed to make funds available to Phoenixstar, up to an aggregate of $1,013.3 million to fund such payments. Through September 30, 1999, approximately $465.3 million of such commitments have been funded to Phoenixstar, and $382.6 million of such commitments expired undrawn.

     In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar approved the payment to TSAT of consideration in the form of 1.407 million shares of GMH Stock (the Phoenixstar Payment), subject to the terms and conditions set forth in an agreement (the Phoenixstar Payment Agreement) dated as of January 22, 1999. In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue Phoenixstar a share appreciation right (the TSAT GMH SAR) with respect to the shares of GMH Stock received as the Phoenixstar Payment, granting Phoenixstar the right to any market price appreciation in such GMH Stock during the one-year period following the date of issuance, over an agreed strike price of $47.00. Pursuant to the Phoenixstar Payment Agreement, TSAT has also agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity and, subject to the approval of the Company's stockholders, to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. On the Hughes Closing Date, the Company received 1.407 million shares of GMH Stock from Phoenixstar in satisfaction of the Phoenixstar Payment .

     The TSAT GMH SAR is secured by a first priority pledge and security interest in the underlying shares of GMH Stock, and both the TSAT GMH SAR and such pledge and security interest have been pledged by Phoenixstar for the benefit of certain holders of share appreciation rights issued by Phoenixstar with respect to shares of GMH Stock (the Phoenixstar GMH SARs). The shares of GMH Stock issued to TSAT pursuant to the Phoenixstar Payment Agreement are subject to certain restrictions on transfer during the first year after the closing of the Hughes Medium Power Transaction, and TSAT will be entitled (together with Phoenixstar) to certain registration rights with respect to such shares following the expiration of such one-year period.

     The increase in the share appreciation right liability of $1,319,000 and $14,425,000 for the three and nine months ended September 30, 1999, respectively, is effectively hedged by the unrealized holding gain on the GMH Stock, therefore, the amounts are included in other comprehensive income.

                TCI SATELLITE ENTERTAINMENT, INC. SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                              September 30, 1999
                                  (Unaudited)


(3)  The Restructuring

     Effective April 1, 1998 (the Closing Date) and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998, (the Restructuring Agreement), among TSAT, Phoenixstar, prior to the Restructuring a wholly-owned subsidiary of TSAT, Time Warner Entertainment Company, L.P. (TWE), Advance/Newhouse Partnership (Newhouse), Comcast Corporation (Comcast), Cox Communications, Inc. (Cox), MediaOne of Delaware, Inc., (MediaOne), and GE American Communications, Inc., and
     (ii) an Asset Transfer Agreement dated as of February 6, 1998, (the TSAT Asset Transfer Agreement) between TSAT and Phoenixstar, a business combination (the Restructuring) was consummated. In connection with the Restructuring, TSAT contributed and transferred to Phoenixstar (the TSAT Asset Transfer) all of TSAT's assets and liabilities except (i) the capital stock of Tempo, (ii) the consideration to be received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under certain agreements with Phoenixstar and others. In addition, the business of PRIMESTAR Partners and the business of distributing the PRIMESTAR(R) programming service (PRIMESTAR(R)) of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne were consolidated into Phoenixstar.

     In connection with the TSAT Asset Transfer, Phoenixstar assumed all of TSAT's indebtedness on such date, and TSAT received from Phoenixstar 66.3 million shares of Class A Common Stock of Phoenixstar (Phoenixstar Class A Common Stock) and 8.5 million shares of Class B Common Stock of Phoenixstar (Phoenixstar Class B Common Stock and together with the Phoenixstar Class A Common Stock, Phoenixstar Common Stock), in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement. As a result, TSAT owns approximately 37% of the outstanding shares of common equity of Phoenixstar, representing approximately 38% of the combined voting power of such common equity. As a result of the dilution of TSAT's investment in Phoenixstar from 100% to approximately 37%, TSAT recognized an increase in its investment in Phoenixstar and an increase in additional paid-in capital of $299,046,000, net of income taxes. Such increase represents the difference between TSAT's historical investment basis in Phoenixstar and TSAT's proportionate share of Phoenixstar's equity subsequent to the Restructuring.

(4)  Earnings (Loss) Per Common Share

     The basic earnings (loss) per common share is based on the weighted average number of shares outstanding during the period (70,330,000 and 67,746,000 shares for the three months ended September 30, 1999 and 1998, respectively; and 68,660,000 and 67,808,000 for the nine months ended September 30, 1999 and 1998, respectively). Diluted earnings per common share for the nine months ended September 30, 1999 is based on weighted average shares outstanding of 77,175,000 which assumes conversion of all common stock equivalents. Excluded from the computation of diluted earnings
     (loss) per common share for the three and nine months ended September 30, 1999 the three months ended September 30, 1999 are options and convertible securities to acquire 8,515,000 and 6,799,000 shares of Series A Common Stock, respectively, because inclusion of such shares would be anti-dilutive.

                TCI SATELLITE ENTERTAINMENT, INC. SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                              September 30, 1999
                                  (Unaudited)


(5)  Supplemental Disclosures to Combined Statements of Cash Flows

     Cash paid for interest was $0 and $13,844,000 during the nine months ended September 30, 1999 and 1998, respectively. Cash paid for income taxes was not significant during either of such periods.

(6)  Investment in Phoenixstar

     Prior to the Hughes Medium Power Transaction, Phoenixstar owned and operated the PRIMESTAR(R) direct to home satellite service throughout the continental United States. TSAT was the largest Stockholder of Phoenixstar on the basis of both total equity and voting power. TSAT was entitled to designate three out of eleven seats on Phoenixstar's Board of Directors and had significant governance rights and powers regarding Phoenixstar. TSAT's basis in Phoenixstar had been reduced to zero as of December 31, 1998.

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

     Prior to the Restructuring, certain key employees of TSAT held stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of TSAT have been recorded in the accompanying condensed consolidated financial statements. Compensation expense recognized by TSAT related to such options aggregated $3,814,000 during the nine months ended September 30, 1998.

(8)  Income Taxes

     TSAT recognized no income tax benefit or expense during of the nine months ended September 30, 1999 and 1998. TSAT is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at September 30, 1999 and December 31, 1998. Additionally, during the foreseeable future, TSAT believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis.

(9)  Research and Development Subsidiary

     In July 1999, the Company negotiated a preliminary agreement (the Asvan Agreement) with Asvan Technology, LLC (Asvan). The Company changed the name of a shell subsidiary to TSAT Technologies, Inc. (Technologies Sub). The Asvan Agreement provides for Asvan to transfer certain assets to Technologies Sub in exchange for a 20% equity interest in Technologies Sub and for the Company to contribute a maximum of $3,000,000 in exchange for an 80% equity interest in Technologies Sub. the Asvan Agreement contemplates that Technologies Sub will perform research and development related to certain emerging technologies. The operations of the subsidiary are consolidated into the accompanying condensed consolidated financial statements.

(10) Preferred Stock Investment

     On September 16, 1999, the Company made an investment of $5,000,000 for 714,286 shares of Series C Preferred Stock (Preferred Stock) of Jato Communications Corp. (Jato). The investment included a payment of $2,000,000 and a promissory note in the amount of $3,000,000 originally due October 31, 1999 and subsequently extended to November 10, 1999, bearing interest at 10%, and secured by 434,208 shares of the Preferred Stock. The Preferred Stock is convertible into common stock at the option of the holder based on certain conversion rates and allows the holder to vote equally with all other classes of stock, on a per share basis, based on the number of shares of

                TCI SATELLITE ENTERTAINMENT, INC. SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                              September 30, 1999
                                  (Unaudited)

     common stock into which the Preferred Stock is convertible. The Preferred Stock also has certain liquidation preferences and voting rights with respect to certain actions by Jato. The Preferred Stock is carried at cost. On November 9, 1999, the Company issued a Demand Note to the Bank of America wherein TSAT may borrow up to $5,000,000 prior to November 19, 1999. Interest is payable monthly and is based on the prime rate plus .75%. The promissory note to Jato was paid on November 10, 1999 with proceeds from the Demand Note.

                TCI SATELLITE ENTERTAINMENT, INC. SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information concerning the financial condition and results of operations of TSAT and should be read in conjunction with (i) the accompanying financial statements of TSAT, and (ii) the financial statements, and related notes thereto, of TSAT, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in TSAT's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TSAT, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; uncertainties inherent in proposed business strategies and development plans, including uncertainties regarding possible regulatory issues under the Investment Company Act of 1940, as amended (the Investment Company
Act); future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; reliance on software programs used by the Company or its suppliers containing problems related to the Year 2000; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. TSAT expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in TSAT's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

See note 2 to the accompanying condensed consolidated financial statements for a discussion of the transactions with Hughes.

See note 3 to the accompanying condensed consolidated financial statements for a description of the Restructuring Transaction.

Material Changes in Results of Operations

As a result of the consummation of the Restructuring, TSAT's operations prior to the Hughes High Power Agreement transaction consisted of (i) TSAT's participation in PRIMESTAR's earnings or losses (zero during the nine months ended September 30, 1999) (ii) expenses incurred to maintain TSAT as a public company, including accounting and legal fees ($192,000 during the nine months ended September 30, 1999), (iii) expenses associated with the operation and maintenance of the Tempo Satellites prior to the sale to Hughes effective June 4, 1999 ($4,511,000 during the nine months ended September 30, 1999).

TSAT recognized a nonrecurring gain of $13,712,000 during the nine months ended September 30, 1999 in connection with the Hughes High Power Transaction. In addition, TSAT recognized other income of $66,143,000 upon receipt of the Phoenixstar Payment.

                TCI SATELLITE ENTERTAINMENT, INC. SUBSIDIARIES

TSAT recognized no income tax benefit or expense during either of the nine month periods ended September 30, 1999 and 1998. TSAT is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at September 30, 1999 and December 31, 1998. Additionally, TSAT believes that it will incur net losses for income tax purposes during the foreseeable future, and accordingly, will not be in a position to realize income tax benefits on a current basis.

Material Changes in Financial Condition

As a result of the consummation of the Hughes transactions, the Company currently has no operating income or cash flow. The Company's current sources of liquidity are its available cash and any proceeds from the monetization or liquidation of the GMH Stock (subject to a one-year holding period).

In July 1999, the Company negotiated a preliminary agreement (the Asvan Agreement) with Asvan Technology, LLC (Asvan). the Asvan Agreement provides for Asvan to transfer certain assets to Technologies Sub in exchange for a 20% equity interest in Technologies Sub and for the Company to contribute a maximum of $3,000,000 in exchange for an 80% equity interest in Technologies Sub. the Asvan Agreement contemplates that Technologies Sub will perform research and development related to certain emerging technologies. The operations of the subsidiary are consolidated into the accompanying consolidated financial statements.

TSAT is currently considering its course of action with respect to its available cash and GMH Stock. Options available to the Company include, but are not limited to, distribution of the Company's assets to the Company's shareholders (subject to the prior satisfaction by the Company of its obligations to Phoenixstar under the TSAT GMH SAR and the expiration of a one-year required holding period for the GMH Stock), investment in yet to be determined operating businesses, or retention for future use.

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

                TCI SATELLITE ENTERTAINMENT, INC. SUBSIDIARIES

Through September 30, 1999, Phoenixstar spent approximately $1,423,000 for Y2K issues, $1,173,000 of which was spent in 1999, and does not currently expect to spend any additional amounts for Y2K related issues.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a result of the transaction described in note 2 to the accompanying financial statements, the Company has price risk related to investments in equity securities. The following table summarizes the market risk for the Company:

                             September 30, 1999         December 31, 1998
                         --------------------------  -----------------------
                            Fair          Carrying     Fair        Carrying
                            value           value      value         value
                         -----------     ----------  ---------    ----------

Equity price risk:
 Equity Securities     $  80,568,000     80,568,000     --            --


The Company has a share appreciation right liability of $14,425,000 at September 30, 1999 relating to its equity securities.

              TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6. Exhibits

        (a)  Exhibit

             27 - Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            TCI SATELLITE ENTERTAINMENT, INC.


Date: November 15, 1999       By: /s/ Gary S. Howard
                                  ____________________________
                                       Gary S. Howard
                                       Chief Executive Officer

Date: November 15, 1999       By: /s/ Kenneth G. Carroll
                              _________________________________
                                       Kenneth G. Carroll
                                       Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)