Form 10-K
period 1999-12-31
TCI SATELLITE ENTERTAINMENT INC
filed 2000-03-31
CIK 1022222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________ to __________

Commission file number:  0-21317


                        TCI SATELLITE ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           State of Delaware                                 84-1299995
   ---------------------------------                   ----------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification Number)

 7600 East Orchard Road, Suite 330 South
      Englewood, Colorado                                       80111
   ---------------------------------                   ----------------------
(Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code: (303) 268-5400

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:
          Series A Common Stock, par value $1.00 per share
          Series B Common Stock, par value $1.00 per share

     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. __X__

     The aggregate market value of the voting stock held by nonaffiliates of TCI Satellite Entertainment, Inc. computed by reference to the last sales price of such stock, as of the close of trading on February 29, 2000, was approximately $850,935,134.

     The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of February 29, 2000 was:

          Series A Common Stock - 62,894,446 shares; and
          Series B Common Stock - 8,465,224 shares.

                        TCI SATELLITE ENTERTAINMENT, INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                 PAGE
                                                                 ----
PART I

Item 1.  Business                                                  I-1

Item 2.  Properties                                               I-11

Item 3.  Legal Proceedings                                        I-11

Item 4.  Submission of Matters to a Vote of Security Holders      I-12

PART II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                            II-1

Item 6.  Selected Financial Data                                  II-2

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    II-3

Item 8.  Financial Statements and Supplementary Data              II-7

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                 II-7

PART III

Item 10. Directors and Executive Officers of the Registrant      III-1

Item 11. Executive Compensation                                  III-4

Item 12. Security Ownership of Certain Beneficial Owners
           and Management                                       III-10

Item 13. Certain Relationships and Related Transactions         III-14

PART IV

Item 14. Exhibits, Financial Statements and Financial Statement
           Schedules and Reports on Form 8-K                      IV-1



PART I

ITEM 1.  BUSINESS

(a)  INTRODUCTION

     Since its formation in 1996, TCI Satellite Entertainment, Inc. ("TSAT" or the "Company") has undergone a number of significant changes in its business. This Annual Report incorporates, for TSAT and its subsidiaries, consolidated audited balance sheets as of December 31, 1999 and 1998, and audited statements of income (loss) and cash flows for each of the three fiscal years ended December 31, 1999, 1998 and 1997, as well as certain selected financial data for each of the five fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995. In order to help the reader to understand the financial information presented herein, this Annual Report briefly describes the business of TSAT and its predecessors over such five year period, as well as certain material transactions affecting TSAT during such period.

     On March 16, 2000, the Company completed its previously announced transactions with Liberty Media Corporation ("Liberty Media"). As a result of such transactions, the Company became the managing member (through its wholly-owned subsidiaries) of two new limited liability companies (collectively, the "Liberty Joint Ventures"), through which the Company holds interests in a number of satellite and related businesses. The Company also acquired from Liberty Media beneficial ownership in over 5,000,000 shares of Sprint Corporation PCS common stock, having a market value of approximately $330 million as of March 24, 2000, in exchange for the issuance by the Company to Liberty Media of (i) Series A Preferred Stock of the Company with a liquidation value of $150 million and (ii) Series B Preferred Stock of the Company with a liquidation value of $150 million. The Series B Preferred Stock is convertible into Series B Common Stock of the Company at a conversion price of $8.84 per share, subject to adjustment, and prior to conversion represents approximately
     85% of the voting power of the Company. The Company currently intends to leverage its capital position and interests in the Liberty Joint Ventures to pursue strategic opportunities worldwide in the distribution of internet data and other content via satellite and related businesses and is actively seeking to develop or acquire an operating business related to, or complementary with, such strategy.

(b)  HISTORY OF THE BUSINESS

     THE SPIN-OFF. TSAT was incorporated in Delaware in November 1996. Prior to the Spin-off (as defined below), the Company was wholly owned by Tele-Communications, Inc. ("TCI"), which, through various subsidiaries, was engaged in the business of distributing PRIMESTAR satellite television services, a medium power digital satellite service, from December 1990 until the consummation of the Spin-off.

     TSAT was formed to own and operate certain businesses of TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, constituting TCI's collective interest ("TCI SATCO") in the digital satellite business. On December 4, 1996 (the "Spin-off Date"), TCI distributed (the "Spin-off"), as a dividend, all of the issued and outstanding TSAT Common Stock to the holders of record of shares of Tele-Communications, Inc., Series A TCI Group Common Stock, $1.00 par value per share (the "Series A TCI Group Stock"), and Tele-Communications, Inc., Series B TCI Group Common Stock, $1.00 par value per share (the "Series B TCI Group Stock" and, together with the Series A TCI Group Stock, the "TCI Group Stock"), on the basis of one share of the Series A Common Stock for each ten shares of Series A TCI Group Stock, and one share of Series B Common Stock for each ten shares of Series B TCI Group Stock. References herein to the "Company" may, as the context requires, refer to (i) TCI SATCO prior to the Spin-off Date and
     (ii) TSAT and its consolidated subsidiaries on and after the Spin-off Date.

     PRIMESTAR BY TCI. From December 4, 1996 until March 31, 1998, TSAT marketed and distributed the PRIMESTAR programming service under the brand names "PRIMESTAR By TCI" and "PRIMESTAR By TSAT" and owned an aggregate 20.86% partnership interest in PRIMESTAR

     Partners L.P. (now known as Phoenixstar Partners L.P.) ("Phoenixstar Partners"), which owned and operated the PRIMESTAR-Registered Trademark-service. In addition, the Company, through its wholly-owned subsidiary, Tempo Satellite, Inc. ("Tempo"), held a construction permit (the "FCC Permit") issued by the Federal Communications Commission ("FCC"), authorizing construction of a high power direct broadcast satellite ("DBS") system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119DEG. W.L. orbital position. Tempo was a party to a satellite construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral") pursuant to which Tempo arranged for the construction of two high power direct broadcast satellites (the "Tempo Satellites"). On March 8, 1997, one of the Tempo Satellites ("Tempo DBS-1") was launched into geosynchronous orbit. The other Tempo Satellite ("Tempo DBS-2") served as a ground spare for Tempo DBS-1.

     THE PRIMESTAR ROLL-UP. On March 6, 1998, the TSAT stockholders voted to approve a proposal to adopt the provisions of certain agreements and the transactions contemplated thereby, collectively referred to herein as the "Roll-up Plan". The Roll-up Plan was a two-step transaction comprising the Restructuring and the proposed TSAT Merger, as described below.

     Effective April 1, 1998 (the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998 (the "Restructuring Agreement"), among TSAT, PRIMESTAR, Inc. (now known as Phoenixstar, Inc.) ("Phoenixstar"), Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc. ("MediaOne") and GE American Communications, Inc. ("GE Americom") and (ii) an Asset Transfer Agreement dated as of February 6, 1998 (the "TSAT Asset Transfer Agreement"), between TSAT and Phoenixstar, a business combination (the "Restructuring") was consummated. In connection with the Restructuring, TSAT contributed and transferred to Phoenixstar (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (i) the capital stock of Tempo,
     (ii) the consideration received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under certain agreements with Phoenixstar and others. In addition, the business of Phoenixstar Partners and the business of distributing PRIMESTAR-Registered Trademark- programming service of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne were consolidated into Phoenixstar. As part of the Roll-up Plan, TSAT and Phoenixstar also entered into an Agreement and Plan of Merger dated as of February 6, 1998 (the "TSAT Merger Agreement"), providing for the merger of TSAT with and into Phoenixstar, with Phoenixstar as the surviving corporation (the "TSAT Merger").

     In connection with the TSAT Asset Transfer, Phoenixstar assumed all of TSAT's indebtedness on the Closing Date, and TSAT received from Phoenixstar such number of shares of Class A Common Stock of Phoenixstar ("Phoenixstar Class A Common Stock") and Class B Common Stock of Phoenixstar ("Phoenixstar Class B Common Stock" and together with the Phoenixstar Class A Common Stock, "Phoenixstar Common Stock"), respectively, as equals the number of shares of Series A Common Stock of TSAT ("Series A Common Stock") and Series B Common Stock of TSAT ("Series B Common Stock"), respectively, issued and outstanding on the Closing Date, in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement. In addition, TSAT received one share of Phoenixstar Class A Common Stock for each share of Series A Common Stock issuable at the Closing Date ("Issuable TSAT Shares") pursuant to certain TSAT stock options, restricted stock awards and other arrangements. TSAT received 66.3 million shares of Phoenixstar Class A Common Stock and 8.5 million shares of Phoenixstar Class B Common Stock, and as a result, owned approximately 37% of the outstanding shares of common equity of Phoenixstar at the closing of the Restructuring, representing approximately 38% of the combined voting power of such common equity. The outstanding shares of Series A Common Stock and Series B
     Common Stock remain outstanding and were not directly affected by the Restructuring.

     As a result of the TSAT Asset Transfer, as of March 31, 1998, TSAT became a holding company, with no substantial assets or liabilities other than (i) 100% of the outstanding capital stock of Tempo,

     (ii) its ownership interest in Phoenixstar, and (iii) its rights and obligations under certain agreements with Phoenixstar and others.

     THE HUGHES TRANSACTIONS. On January 22, 1999, the Company announced that the Company, Tempo, Phoenixstar and Phoenixstar Partners had reached an agreement (the "Hughes High Power Agreement") with Hughes Electronics Corporation ("Hughes"), a subsidiary of General Motors Corporation, to sell
     (i) Tempo DBS-1 and Tempo DBS-2 (ii) Tempo's 119DEG. W.L. orbital location license (the "FCC License") and (iii) Phoenixstar's rights to use Tempo's direct broadcast satellite ("DBS") system (the "Tempo Rights" and collectively, the "Tempo High Power Assets") to Hughes, for aggregate consideration valued at $500 million (the "Hughes High Power Transaction"). Due to the fact that regulatory approval was required to transfer Tempo DBS-1 and the FCC License to Hughes, the Hughes High Power Transaction was to be completed in two steps.

     Effective March 10, 1999, the first closing of the Hughes High Power Transaction (the "First Closing") was consummated whereby Hughes acquired Tempo DBS-2 and Phoenixstar's option to acquire Tempo DBS-2 (the "Tempo DBS-2 Option") for aggregate consideration of $150 million. Such consideration was comprised of the following: (i) $9.75 million paid to Phoenixstar for the Tempo DBS-2 Option (including any amounts allocable to Phoenixstar Partners in consideration of the termination and relinquishment of the Tempo Rights), (ii) $750,000 paid to TSAT to exercise the Tempo DBS-2 Option and (iii) the assumption by Hughes of $139.5 million due to Phoenixstar Partners from TSAT in exchange for Tempo DBS-2. In connection with the First Closing, the Company and Phoenixstar terminated the TSAT Merger Agreement.

     The FCC approved the transfer of the FCC License to Hughes on May 28, 1999, and the second closing under the Hughes High Power Agreement was consummated effective June 4, 1999. In the second closing, Hughes acquired Tempo DBS-1 and related assets, including all rights of Tempo with respect to the FCC License, for aggregate consideration of $350 million comprised of (i) $22.75 million paid by Hughes to Phoenixstar and Phoenixstar Partners for the transfer to Hughes of that portion of the Tempo Purchase Option allocable to the Tempo DBS-1 and the termination of that portion of the Tempo Capacity Option allocable to Tempo DBS-1, (the "Tempo DBS-1 Option") (ii) $1.75 million paid by Hughes to Tempo to exercise the Tempo DBS-1 Option; and (iii) the assumption and payment by Hughes of the remainder of the Tempo Reimbursement Obligation, in the amount of $325.5 million.

     The carrying value of Tempo DBS-1 was approximately $239 million at the time of the second closing. In addition, Phoenixstar agreed to forgive amounts due from Tempo not assumed by Hughes in the amount of $9.346 million.

     In a separate transaction (the "Hughes Medium Power Transaction") completed on April 28, 1999 (the "Hughes Closing Date"), Phoenixstar sold to Hughes, Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash and 4.871 million shares of General Motors Class H common stock ("GMH Stock") valued at approximately $258 million on the date of closing. The foregoing purchase price was subject to adjustments for working capital at the date of closing, which subsequently totaled approximately $9.9 million. Phoenixstar retained responsibility for the payment of certain obligations not assumed by Hughes, and the payment of costs, estimated not to exceed $180 million at December 31, 1999, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes. Affiliates of stockholders of Phoenixstar, other than the Company, and an affiliate of Tele-Communications, Inc. ("TCI") have committed to make funds available to Phoenixstar, up to an aggregate of $1,013.3 million to fund such payments. Through December 31, 1999, approximately $467.3 million of such commitments have been funded to Phoenixstar, and $382.6 million of such commitments expired undrawn.

     In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar approved the payment to TSAT of consideration in the form of 1.407 million shares of GMH Stock (the "Phoenixstar Payment"), subject to the terms and conditions set forth in an agreement (the "Phoenixstar Payment Agreement") dated as of January 22, 1999. In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue Phoenixstar a share appreciation right (the "TSAT GMH SAR") with respect to the shares of GMH Stock received as the Phoenixstar Payment, granting Phoenixstar the right to any market price appreciation in such GMH Stock during the one-year period following the date of issuance, over an agreed strike price of $47.00. Pursuant to the Phoenixstar Payment Agreement, the Company has also agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity and, subject to the approval of the Company's stockholders, to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. On the Hughes Closing Date, the Company received 1.407 million shares of GMH Stock from Phoenixstar in satisfaction of the Phoenixstar Payment.

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

(c)  CURRENT BUSINESS

     HOLDING COMPANY. As a result of the Hughes Medium Power Transaction and Hughes High Power Transaction, the Company is no longer engaged in the direct-to-home satellite television business through Phoenixstar and Tempo. The Company is planning to take advantage of its industry expertise and relationships and tax loss carryforward in various future business opportunities.

     LIBERTY MEDIA TRANSACTIONS. On March 16, 2000, the Company completed a transaction with Liberty Media in which Liberty Media purchased shares of cumulative preferred stock of the Company in exchange for Liberty Media's economic interest in 5,084,745 shares of Sprint Corporation PCS common stock, valued at over $333 million as of March 24, 2000.

     The Company issued Series A 12% Cumulative Preferred Stock with a liquidation value of $150 million ("Series A Preferred Stock") and Series B 8% Cumulative Convertible Voting Preferred Stock with a liquidation value of $150 million ("Series B Preferred Stock" and together with the Series A Preferred Stock, the "Preferred Stock"). The Preferred Stock is senior to all other classes and series of capital stock of the Company. The Series A Preferred Stock does not have voting rights and is not convertible into common stock. The holders of the Series B Preferred stock have voting rights representing, in the aggregate, approximately 85% of the total voting power of the Company (after giving effect to such issuance) and will vote together with the holders of all other classes or series of voting stock of the Company, except as required by law. In addition, the Series B Preferred stock is convertible at the option of the holder into shares of Series B Common Stock at a conversion price of $8.84 per share of Series B Common Stock, subject to adjustments as described in the Certificate of Designation for the Series B Preferred Stock.

     Concurrently with the investment by Liberty Media in the Company, the Company and Liberty Media formed a new joint venture to hold and manage interests in entities engaged globally in the distribution of internet data and other content via satellite and related businesses. Liberty Media contributed interests in XM Satellite Radio Holdings, Inc., iSky, Inc., LSAT Astro LLC and the Sky Latin America satellite businesses in exchange for an 89.41% ownership interest in the joint venture. The Company contributed its interest in Jato Communications Corp. and General Motors Class H Common Stock in exchange for a 10.59% ownership interest in the joint venture. The Company will manage the business and affairs of the venture, which has been named Liberty Satellite, LLC.

     In a related transaction, the Company paid Liberty Media $60 million in the form of an unsecured promissory note in exchange for a 13.99% ownership interest in LSAT Astro LLC, a limited liability company that owns an approximate 31.5% interest in ASTROLINK International LLC. The remaining 86.01% of LSAT Astro LLC was contributed by Liberty Media to Liberty Satellite, LLC, as indicated above.

     OTHER BUSINESS. Effective February 1, 2000, the Company entered into a Management Agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly management fee of $45,000.

     In July 1999, the Company negotiated a preliminary agreement (the "Asvan Agreement") with Asvan Technology, LLC ("Asvan"). The Asvan Agreement provides for Asvan to transfer certain assets to the Company's subsidiary, TSAT Technologies, Inc. ("Technologies Sub") in exchange for a 20% equity interest in Technologies Sub and for the Company to contribute a maximum of $3,000,000 in exchange for an 80% equity interest in Technologies Sub. The Asvan Agreement contemplates that Technologies Sub will perform research and development related to certain emerging technologies.

     Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements express or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of satellite delivered television programming; uncertainties inherent in proposed business strategies and development plans; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; reliance on software programs used by the Company or its suppliers containing problems related to the Year 2000; and other factors referenced in this Report. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

(d)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Not applicable.

(e)   NARRATIVE DESCRIPTION OF BUSINESS

INTRODUCTION

During the periods prior to the Hughes Closing Date on April 28, 1999, covered by the financial statements and selected financial data included in this report, the Company was engaged, directly and through Phoenixstar and Phoenixstar Partners, in the PRIMESTAR-Registered Trademark- satellite business described below and related high power satellite efforts of Tempo Satellite, Inc., a wholly-owned subsidiary of the Company. Since the consummation of the Hughes transactions described herein, the Company has not been engaged directly or indirectly in the PRIMESTAR-Registered Trademark- or Tempo businesses. Since the Hughes Closing Date, "PRIMESTAR" has been a registered trademark of Hughes.

THE PRIMESTAR-Registered Trademark- SERVICE

Prior to the Hughes Closing Date, Phoenixstar was a leading provider of digital satellite services in the U.S. Phoenixstar owned and operated the PRIMESTAR-Registered Trademark-digital satellite business, which was the second largest digital satellite business and the eighth largest multichannel video programming distribution business in the U.S., measured by the number of subscribers as of December 31, 1998.

PRIMESTAR-Registered Trademark- offered a medium power satellite service with over 160 channels of digital video and audio programming throughout the continental United States. The medium power service was transmitted via GE-2, which is owned by GE Americom and located at the 85DEG. W.L. orbital position. The PRIMESTAR-Registered Trademark- medium power service served approximately 2.3 million subscribers as of December 31, 1998.

PRIMESTAR-Registered Trademark- included a variety of advertiser-supported networks (sometimes referred to as "basic cable" channels), a broad selection of movie services, national and regional sports packages and other premium services, and multiplexed pay-per-view programming. Phoenixstar secured its rights to broadcast such programming via satellite by entering into non-exclusive affiliation agreements with programming vendors. In addition to video services, PRIMESTAR-Registered Trademark- included digital audio services and regional weather services covering ten regions of the country.

Pursuant to an Amended and Restated Memorandum between GE Americon and Phoenixstar (the "GE-2 Agreement"), GE Americom provided Phoenixstar with service on 24 transponders on GE-2. Phoenixstar was entitled to non-preemptible service on 18 of the transponders on GE-2 and preemptible service on six transponders. Preemptible transponders are transponders that may be reassigned to restore service to protected customers if such protected customers experience transponder or satellite failure. Phoenixstar received "orbital location protected service" on all 24 of its transponders, meaning that if there was a failure of GE-2, Phoenixstar would have been entitled to restore the lost service on another GE Americom medium power satellite, GE-3, which was successfully launched on September 4, 1997 into the same 85DEG. W.L. orbital position used by GE-2. Even in those circumstances, the six preemptible transponders, although protected, would have remained preemptible.

Phoenixstar used proprietary authorization, encryption and digital compression technology developed by an affiliate of General Instruments Corporation ("GI"). Uplinking, encoding and compression services were provided by National Digital Television Center, Inc., a subsidiary of TCI ("NDTC"), under a Master Digital Transmission Agreement between NDTC and Phoenixstar.

PROGRAMMING. At December 31, 1998, Phoenixstar offered consumers programming packages with 76 to 100 channels of audio and video programming depending upon the package. Each of the packages included a monthly programming guide. Most of Phoenixstar's customers rented their equipment for an additional $3 - $10 monthly charge, which included free maintenance and customer service.

As of December 31, 1998, PRIMESTAR-Registered Trademark- also offered 15 channels of pay-per-view movies and events; a regional sports tier and other sports packages that provided expanded coverage of regular-season, out-of-market sports events; and niche services such as PBS and east and west coast feeds of ABC, NBC, CBS and FOX (to those subscribers unable to receive such networks through local affiliates). Such offerings were made on an a la carte basis.

Phoenixstar contracted with and billed its residential and commercial subscribers directly for PRIMESTAR-Registered Trademark- service. Most residential subscribers could terminate their service at any time upon notice to Phoenixstar. Commercial subscribers' service contracts automatically renewed for successive terms unless the commercial subscribers provided 90 days' prior written notice to Phoenixstar of their intent to terminate their service at the end of the current term. In addition, commercial customers could terminate the contract prior to the expiration of the contractual term by paying a cancellation fee. Satellite reception equipment reclaimed from terminating subscribers was tested, refurbished as necessary and placed back into service.

DISTRIBUTION. Phoenixstar distributed PRIMESTAR-Registered Trademark-services through multiple distribution channels, including sales agents, full-service providers, telemarketing agents and consumer retail outlets, such as RadioShack-Registered Trademark-. Phoenixstar had sales agents, (the "Sales Agents"), each of which had extensive experience distributing C-band direct-to-home ("DTH") satellite equipment. Sales Agents generally did not sell directly to customers, but recruited, trained and maintained a network of sub-agents comprised generally of full-service independent satellite retailers. The sub-agents sold PRIMESTAR-Registered Trademark- services on behalf of Phoenixstar and installed, serviced and maintained customer premises equipment for Phoenixstar's subscribers. Authorization of new customers was provided by Phoenixstar's call center(s). Sales Agents were responsible for maintaining their sub-agents' inventories of home satellite dishes ("HSD") and other customer premises equipment, which were provided by Phoenixstar on consignment.

Phoenixstar also contracted with independent contractors who had experience in distributing and servicing DTH satellite equipment ("Full-Service Providers"or "FSPs") to engage them to sell, install and service their own accounts. The FSPs solicited potential subscribers by making door-to-door sales calls, setting up booths at special events and otherwise marketing the PRIMESTAR-Registered Trademark- service to customers in target markets in their authorized distribution areas. FSPs also installed and serviced customers obtained through retail outlets and call centers.

Phoenixstar paid the Sales Agents and FSPs commissions on equipment leased or sold, as well as an installation reimbursement to cover the cost of each new installation. The Sales Agents and FSPs also received a residual sales commission for a contractually determined period of time (generally five years). Sales Agents were responsible for compensating their sub-agents.

Phoenixstar operated a call center, located in Englewood, Colorado to take subscription orders and provide both sales support and customer service. In addition, Phoenixstar obtained call center support services from TCIC's Boise, Idaho call center (the "Boise Call Center"), as well as call centers operated on behalf of Phoenixstar by unaffiliated third parties. The call centers offered customers around-the-clock telephone support for sales, installation, authorization and billing, as well as for repair and customer service.

Phoenixstar also distributed its services through certain national consumer electronics retailers, including Radio Shack. Pursuant to Phoenixstar's national agreement with Radio Shack, Radio Shack was compensated based on the number of installations generated. Phoenixstar's distribution network was further supported by local market retailers, such as hardware stores and convenience stores, which promoted Phoenixstar's services and further assisted Phoenixstar in its distribution efforts.

EQUIPMENT AND INSTALLATION. Unlike other digital satellite television services, Phoenixstar did not require consumers to purchase or finance the equipment needed to receive its programming. Phoenixstar provided the HSD, satellite receiver and remote control to subscribers for a monthly rental fee ($3 - $10 per month at December 31, 1998), which included ongoing maintenance and service at no additional charge. The monthly equipment rental fee was normally included in a service package that included various levels of basic and premium programming. Satellite receivers were manufactured by GI, and packaged by GI with remote controls, and HSDs were manufactured by multiple vendors.

In addition to monthly fees for programming and the purchase or lease of equipment, Phoenixstar generally charged new subscribers an installation fee ranging from $49 to $99.

HIGH POWER SATELLITES

TEMPO DBS SYSTEM. The Company, through Tempo, held the FCC Permit, authorizing construction of a high power DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119DEG. W.L. orbital position. The 119DEG. W.L. orbital position is generally visible to HSDs throughout the entire continental U.S. Tempo was also a party to the Satellite Construction Agreement with Loral, pursuant to which Tempo arranged for the construction of Tempo DBS-1 and Tempo DBS-2 and had an option to purchase up to three additional satellites. As constructed, each Tempo Satellite could operate in either "single transponder" mode (with 32 transponders broadcasting at 113 watts per channel) or in "paired transponder" mode (with 16 transponders broadcasting at 220 watts per channel).

Tempo DBS-1 was outfitted with an antenna designed for operation at the 119DEG. W.L. orbital location and was launched into geosynchronous orbit on March 8, 1997. During 1997, Loral notified Tempo of nine separate occurrences of power reductions on Tempo DBS-1. In addition, Loral notified Tempo of two additional power reductions that occurred on March 29, 1999 and April 2, 1999.

TEMPO OPTION. In February 1990, Tempo entered into an option agreement (the "Tempo Option Agreement") with Phoenixstar Partners, granting Phoenixstar Partners the right and option (the "Tempo Capacity Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit. Under the Tempo Option Agreement, upon the exercise of the Tempo Capacity Option, Phoenixstar Partners was obligated to pay Tempo $1 million (the "Exercise Fee") and to lease or purchase the entire capacity of the DBS system, with the purchase price (or aggregate lease payments) for such capacity sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Capacity Option and certain related matters, Tempo and Phoenixstar Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by Phoenixstar Partners of milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by Phoenixstar Partners to Tempo ("PRIMESTAR Advances"). Phoenixstar Partners financed such advances to Tempo through borrowings under a bank credit facility (the "Partnership Credit Facility"), which is in turn supported by letters of credit arranged for by affiliates of the partners of Phoenixstar Partners (other than GE Americom). At December 31, 1998, the aggregate funding provided to Tempo by Phoenixstar Partners was $469.5 million, and the balance due under the Partnership Credit Facility was $575 million, including amounts borrowed to pay interest charges. The Tempo Letter Agreements permitted Phoenixstar to apply its advances to Tempo against any payments (other than the Exercise Fee) due under the Tempo Capacity Option with respect to its purchase or lease of satellite capacity.

On February 7, 1997, the Partners Committee of Phoenixstar Partners adopted a resolution (i) affirming that Phoenixstar Partners had unconditionally exercised the Tempo Capacity Option, (ii) approving the proposed launch of Tempo DBS-1 into the 119DEG. W.L. orbital position and the use of Tempo DBS-2 as a spare or back-up for Tempo DBS-1, pending other deployment or disposition as determined by Phoenixstar Partners, and (iii) authorizing the payment by Phoenixstar Partners to Tempo of the Exercise Fee and other amounts in connection with the Tempo Capacity Option and the Tempo Letter Agreements, including funding of substantially all construction and related costs relating to the Tempo Satellites not previously funded by the Phoenixstar Partners.

As described above, the Company entered into the Hughes High Power Agreement, which provided for the sale of the Tempo Satellites, the 119DEG. W.L. orbital location license and PRIMESTAR's right to use Tempo's high power DBS system to Hughes for aggregate consideration of $500 million. In connection with the Hughes High Power Transaction, Hughes agreed to assume, and to satisfy and discharge, $465 million of Tempo's obligation to Phoenixstar Partners for the PRIMESTAR Advances, and Phoenixstar Partners agreed to forgive the remaining balance. In addition, Phoenixstar terminated its rights under the Tempo Capacity Option to lease or purchase 100% of the capacity of the Tempo DBS system.

(f)    REGULATORY MATTERS

GENERAL. Pursuant to the Communications Act of 1934, as amended (the "Communications Act"), the FCC regulates the use of radio spectrum in the United States. United States DBS licensees and permittees are subject to the regulatory authority of the FCC. Although the non-technical aspects of DBS operations are generally subject to less regulation than other communications services; some regulations do apply. In addition, the FCC has proposed to adopt regulations that will affect DBS licensees and permittees.

TEMPO FCC PERMITS AND LICENSES. Prior to June 4, 1999, Tempo was the holder of the FCC Permit, which authorized construction of a high power DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119DEG. W.L. orbital location. As the holder of a DBS permit, Tempo was subject to FCC jurisdiction and review primarily for: (i) authorization of individual satellites (i.e. meeting minimum financial, legal, and technical standards) and earth stations, (ii) avoiding interference with other radio frequency transmitters, (iii) complying with the rules the FCC has established specifically for holders of U.S. DBS authorizations and (iv) complying with applicable provisions of the Communications Act.

Under the FCC Permit, the time by which the Tempo Satellites were to be operational was due to expire in May 1998. On April 3, 1998, Tempo filed a request with the FCC for an extension of that deadline pending FCC review of
(i) TSAT's request for consent to the transfer of control of Tempo to Phoenixstar (the "Transfer Application") and (ii) Phoenixstar's application (in connection with a subsequently terminated transaction between Phoenixstar and ASkyB, a proposed joint venture between MCI and the News Corporation Ltd.) for consent to the assignment to Phoenixstar of the high power DBS authorizations and certain assets owned by MCI Communications, Inc. (the "Assignment Application").

On April 30, 1998, the FCC determined that Tempo's satellite at 119DEG. W.L. was not operational. It did find, however, that an extension of time was warranted for that orbital location and granted an extension to Tempo for 119DEG. W.L. Such extension was granted until six months after the FCC determination on the Transfer Application and Assignment Application, with the condition that Tempo not enter into a lease agreement with Phoenixstar or any similar lease arrangement prior to the FCC's decision on the Transfer Application and the Assignment Application. In addition, Tempo voluntarily surrendered its permit for 166DEG. W.L. Effective November 19, 1998, Phoenixstar voluntarily withdrew the Assignment Application.

ANTITRUST DECREE. Phoenixstar Partners and the parties named in the actions described below were subject to the jurisdiction of the U.S. District Court for the Southern District of New York to ensure compliance with an antitrust consent decree. In United States v. PRIMESTAR Partners, L.P., et al., 93 Civ. 3919 (SDNY
1993) (the "Federal Decree"), Phoenixstar Partners and such parties agreed to refrain from

(i) enforcing any provisions of the Phoenixstar Partnership Agreement that affect the availability, price, terms or conditions of sale of programming to any provider of multichannel subscription television, or (ii) entering into certain other agreements restricting the availability of programming services. The Company was not named as a defendant in the above action, but may have been subject to certain provisions of the Federal Decree as a successor-in-interest to TCI K-1, Inc. and United Artists K-1 Investments, Inc., indirect subsidiaries of TCI that were original partners in Phoenixstar Partners and named defendants in the action. The Company believes that it is currently in compliance with the Federal Decree in all material respects and that the Federal Decree does not currently have a material adverse effect on the Company or its operations.

(g)  OTHER

During 1999, the Company purchased approximately $200,000 in equipment to be used in research and development activities, in addition to approximately $200,000 in research and development activities included in operations. Amounts expended in 1998 and 1997 were insignificant.

There is no one customer or affiliated group of customers to whom sales are made in an amount that exceeds 10% of the Company's revenue.

Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, results of operations or competitive position of the Company.

As of December 31, 1999, the Company had approximately 7 employees.

(h) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Not applicable.

ITEM 2. PROPERTIES.

The Company owns no real estate. The Company has entered into noncancellable operating leases for two facilities in Englewood, Colorado with expiration dates in February and December 2001. The Company believes that such facilities are adequate for its business operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

In a civil action entitled DANIEL BOONE, OZARK HEARTLAND ELECTRONICS, INC. V. RADIO SHACK, ET AL, pending in the United States District Court, Western District, Springfield Division, Missouri, Civil Action No. 99-3109-CV-S-RGC-ECF, plaintiff alleges that the Company and other defendants
(i) entered into a vertical resale price maintenance agreement with Radio Shack, in violation of Sherman Act Section 1, and (ii) tortiously interfered with plaintiff's contractual relationship with Radio Shack when they requested that Radio Shack terminate plaintiff's right to market PRIMESTAR-Registered Trademark- products. The Company has denied any liability to the plaintiffs and is vigorously contesting the claims asserted in the complaint. Phoenixstar has a contractual obligation to indemnify the Company for liability, if any, arising out of this matter.

In a civil action entitled TCI SATELLITE ENTERTAINMENT, INC. ET AL V. BOARD OF EQUALIZATION OF MONTEZUMA COUNTY, pending in the Court of Appeals for the State of Colorado, Case No. 99-CA-0975, the Board of Equalization of Montezuma County (the "Montezuma Board") has appealed a ruling by the Colorado State Board of Assessment Appeals that the Montezuma Board violated administrative, statutory and judicial mandates in denying the Company and Phoenixstar personal property tax exemptions found in Colorado

Revised Statutes Section 39-3-119.5. The Colorado Court of Appeals has received briefs and heard oral arguments and the parties are awaiting a ruling. Phoenixstar has a contractual obligation to indemnify the Company for liability, if any, arising out of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of the Company's Series A Common Stock and Series B Common Stock trade over-the-counter on the OTC Bulletin Board under the symbols "TSATA" and "TSATB", respectively. The following table sets forth the range of high and low sale prices in U.S. dollars of shares of Series A Common Stock and Series B Common Stock for the period indicated. The prices have been rounded up to the nearest eighth, and do not include retail markups, markdowns, or commissions.


                                 SERIES A                    SERIES B
                        ---------------------------  ------------  ------------
                           HIGH            LOW          HIGH           LOW
                        ------------   ------------  ------------  ------------
   1999
    First quarter          3 3/4           1/2          4 3/4           1
    Second quarter         5 5/8           5/8          5 3/4           1
    Third quarter          5 1/8            3           5 1/4           3
    Fourth quarter          20            3 3/4          19           3 5/8

   1998
    First quarter          8 1/8          5 1/2         7 1/8         4 3/4
    Second quarter         8 1/8          4 3/4         9 1/8           5
    Third quarter            6            2 7/8         5 5/8         1 5/8
    Fourth quarter         2 1/2           3/4          2 5/8          7/8


As of February 29, 2000, there were approximately 4,567 and 271 record holders of the Series A Common Stock and Series B Common Stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions but include each such institution as one shareholder).

The Company has not paid cash dividends on its Series A Common Stock and Series B Common Stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of its earnings, financial condition and other relevant considerations. As a holding company, the Company's ability to pay cash dividends is dependent on its ability to receive cash dividends, loans and advances from its subsidiaries and its ability to monetize its beneficial ownership of approximately 5,000,000 shares of PCS stock.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data related to the Company's financial condition and results of operations for the five years ended December 31, 1999 are summarized as follows (such information should be read in conjunction with the accompanying consolidated financial statements of the Company).


                                                        YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            1999       1998(1)      1997        1996       1995
                                          --------    --------    --------    --------    --------
                                                amounts in thousands, except per share amounts
Summary Statement of
   Operations Data:
   Revenue                                $     --     168,500     561,990     417,461     208,903
   Operating, selling, general
     and administrative expenses
     and stock compensation                (12,160)   (158,810)   (489,947)   (410,390)   (214,117)
   Depreciation (2)                            (23)    (65,105)   (243,642)   (191,355)    (55,488)
                                          --------    --------    --------    --------    --------

         Operating loss                    (12,183)    (55,415)   (171,599)   (184,284)    (60,702)

   Gain on sale of satellites (5)           13,712          --          --          --          --

   Interest expense, net (3)                  (140)    (14,177)    (47,992)     (2,023)         --

   Share of losses of Phoenixstar, Inc.         --    (369,231)         --          --          --

   Share of losses of
     Phoenixstar Partners                       --      (5,822)    (20,473)     (3,275)     (8,969)
   Interest income                             146          20       2,519          --          --
   Other, net (6)                           66,143        (641)       (796)      3,641         306
   Income tax (expense) benefit               (416)         --          --      45,937      21,858
                                          --------    --------    --------    --------    --------
         Net earnings (loss)              $ 67,262    (445,266)   (238,341)   (140,004)    (47,507)
                                          ========    ========    ========    ========     =======
   Basic and diluted earnings
     (loss) per common share (4)          $   0.97       (6.58)      (3.58)      (2.11)       (.72)
                                          ========    ========    ========    ========     =======

                                                                DECEMBER 31,
                                          --------------------------------------------------------
                                            1999       1998(1)      1997        1996        1995
                                          --------    --------    --------    --------    --------
                                                                amounts in thousands

Summary Balance Sheet Data:
   Property and equipment, net            $    275     463,133   1,121,937   1,107,654     889,220
   Investment in, and related
     advances to, Phoenixstar Partners          --          --      11,093      32,240      17,963
   Investments in Jato Communications
     and General Motors                    140,101          --          --          --          --
   Total assets                            143,197     463,133   1,204,856   1,180,273     933,443
   Due to Phoenixstar, Inc.                     --     469,498     463,133     457,685     382,900
   Debt (3)                                  3,044          --     418,729     247,230          --
   Stock appreciation                       74,513          --          --          --          --
     right liabilities
   Equity (deficit)                         64,727      (6,365)    136,269     372,358     483,584


(1) The Restructuring was consummated on April 1, 1998. In connection therewith, TSAT contributed and transferred to Phoenixstar all of its assets and liabilities except for assets and liabilities related to the high power DBS system being constructed by Tempo.

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

(3) Effective December 31, 1996, TSAT entered into a bank credit facility with initial commitments of $350 million. In addition, on February 20, 1997, TSAT issued senior subordinated notes and senior subordinated discount notes with aggregate principal amounts at maturity of $475 million.

     On November 19, 1999, TSAT entered into a Loan Agreement with the Bank of America for the following facilities (i) Facility A Commitment of $5,000,000; (ii) Facility B commitment of $15,000,000; and (iii) Facility C commitment of $5,000,000. Upon the "Collateral Pledge Perfection Date" as defined in the Agreement, the undrawn portions of Facility C expires and the Facility A commitment increases to $10,000,000. At December 31, 1999, $3,044,000 had been drawn on Facility C at an interest rate of 10.5% per annum. The unused Facility A, Facility B and Facility C amounts are charged a commitment fee at a rate of 0.375%.

(4) In connection with the December 4, 1996 consummation of the Spin-off, the Company issued 66,408,000 shares of Company Common Stock. The basic and diluted loss per common share amounts for the years ended December 31, 1996 and 1995 assume that the shares issued pursuant to the Spin-off were issued and outstanding since January 1, 1995. Accordingly the calculation of the net loss per share assumes weighted average shares outstanding of 66,408,000 for each of the years ended December 31, 1996 and 1995. The effect of all other common stock equivalents has been excluded for all periods as inclusion would be anti-dilutive.

(5) In connection with the Hughes Transaction, the Company recognized a gain on the sale of the Tempo Satellites and related orbital location license in 1999.

(6) In connection with the Hughes Medium Power Transaction, the stockholders of Phoenixstar approved the payment to TSAT of consideration in the form of
     1.407 million shares of GMH Stock, valued at $66,143,000, subject to the terms set forth in the Phoenixstar Payment Agreement.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

HUGHES TRANSACTIONS

Effective June 4, 1999, the Company completed the sale of its high power DBS assets to Hughes Electronics Corporation ("Hughes"), pursuant to an asset purchase agreement dated as of January 22, 1999 (the "Hughes High Power Agreement"), among Tempo Satellite, Inc., a wholly-owned subsidiary of the Company ("Tempo"), Phoenixstar, Inc., a Delaware corporation formerly known as PRIMESTAR, Inc. ("Phoenixstar"), Phoenixstar Partners L.P., a Delaware limited partnership and wholly-owned subsidiary of Phoenixstar formerly known as PRIMESTAR Partners L.P. ("Phoenixstar Partners"), and Hughes, a subsidiary of General Motors. The assets transferred by the Company pursuant to the Hughes High Power Agreement consisted of Tempo's two high-power DBS satellites (the "Tempo Satellites"), one of which was in orbit at 119DEG. West Longitude ("Tempo DBS-1") and one of which was used as a ground spare ("Tempo DBS-2"), its FCC authorizations with respect to the 119DEG. West Longitude orbital location (the "FCC License"), and certain related assets (collectively, the "Tempo High Power Assets").

The Company had previously granted Phoenixstar the transferable right and option (the "Tempo Purchase Option") to purchase 100% of the Tempo High Power Assets for aggregate consideration of $2.5 million in cash and the assumption of all related liabilities. In addition, Tempo had previously granted to Phoenixstar Partners the right to purchase or lease 100% of the capacity of the DBS system being constructed by Tempo (the "Tempo Capacity Option"), and Phoenixstar Partners had made advances to Tempo to fund the construction of Tempo's DBS system in the aggregate amount of $465 million (the "Tempo Reimbursement Obligation").

The Hughes High Power Agreement provided for (i) the sale by Phoenixstar to Hughes of the Tempo Purchase Option, (ii) the exercise of the Tempo Purchase Option by Hughes, and (iii) the termination of the Tempo Capacity Option (collectively, the "Hughes High Power Transaction"). The aggregate consideration payable by Hughes in the Hughes High Power Transaction was $500 million, payable as described below.

As regulatory approval was required to transfer Tempo DBS-1 and the FCC License, the Hughes High Power Agreement provided for the Hughes High Power Transaction to be completed in two steps. To facilitate the transaction, the Tempo Purchase Option was amended to provide for a two-stage exercise process. The parties allocated 70% of the total consideration under the Hughes High Power Agreement to Tempo DBS-1 and related assets and 30% of the total consideration thereunder to Tempo DBS-2 and related assets.

The first closing under the Hughes High Power Agreement was consummated effective March 10, 1999. In the first closing, Hughes acquired Tempo DBS-2 and related assets for aggregate consideration of $150 million, comprised of (i) $9.75 million paid by Hughes to Phoenixstar and Phoenixstar Partners for the transfer to Hughes of that portion of the Tempo Purchase Option allocable to Tempo DBS-2 and the termination of that portion of the Tempo Capacity Rights allocable to the Tempo DBS-2, (ii) $750,000 paid by Hughes to TSAT to exercise that portion of the Tempo Purchase Option allocable to the Tempo DBS-2; and
(iii) the assumption and payment by Hughes of a portion of the Tempo Reimbursement Obligation in the amount of $139.5 million.

In addition, as required by the Hughes High Power Agreement, the Company and Phoenixstar agreed to terminate the previously announced merger of the Company with and into Phoenixstar, effective as of such first closing.

The FCC approved the transfer of the FCC License to Hughes on May 28, 1999, and the second closing under the Hughes High Power Agreement was consummated effective June 4, 1999. In the second closing, Hughes acquired Tempo DBS-1 and related assets, including all rights of Tempo with respect to the FCC License, for aggregate consideration of $350 million comprised of (i) $22.75 million paid by Hughes to Phoenixstar and Phoenixstar Partners for the transfer to Hughes of that portion of the Tempo Purchase Option allocable to Tempo DBS-1 and the termination of that portion of the Tempo Capacity Rights allocable to Tempo DBS-1, (ii) $1.75 million paid by Hughes to Tempo to exercise that portion of the Tempo Purchase Option allocable to Tempo DBS-1; and (iii) the assumption and payment by Hughes of the remainder of the Tempo Reimbursement Obligation, in the amount of $325.5 million.

The carrying value of Tempo DBS-1 was approximately $239 million at the time of the second closing. In addition, Phoenixstar agreed to forgive amounts due from Tempo not assumed by Hughes in the amount of $9.346 million.

Effective April 28, 1999, Phoenixstar completed the Hughes Medium Power Transaction in which Phoenixstar sold to Hughes, Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash and 4.871 million shares of GMH Stock valued at approximately $258 million on the date of closing. The foregoing purchase price was subject to adjustments for working capital at the date of closing, which subsequently totaled approximately $9.9 million. Phoenixstar retained responsibility for the payment of certain obligations not assumed by Hughes, and the payment of costs, estimated not to exceed $180 million at December 31, 1999, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes. Affiliates of stockholders of Phoenixstar, other than the Company, and an affiliate of TCI, have committed to make funds available to Phoenixstar, up to an aggregate of $1,013.3 million to fund such payments. Through December 31, 1999, approximately $467.3 million of such commitments have been funded to Phoenixstar, and $382.6 million of such commitments expired undrawn.

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

The increase in the share appreciation right liability of approximately $69 million through December 31, 1999, is effectively hedged by the unrealized holding gain on the GMH Stock.

RESTRUCTURING TRANSACTION

Effective April 1, 1998 ( the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998, (the "Restructuring Agreement"), among TSAT, Phoenixstar, prior to the Restructuring a wholly-owned subsidiary of TSAT, Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc., ("MediaOne"), and GE American Communications, Inc. ("GE American"), and (ii) an Asset Transfer Agreement dated as of February 6, 1998, (the "TSAT Asset Transfer Agreement") between TSAT and Phoenixstar, a business combination (the "Restructuring") was consummated. In connection with the Restructuring, TSAT contributed and transferred to Phoenixstar (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (i) the capital stock of Tempo,
(ii) the consideration to be received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under certain agreements with Phoenixstar and others. In addition, the business of Phoenixstar Partners and the business of distributing the PRIMESTAR-Registered Trademark-programming service of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne were consolidated into Phoenixstar.

In connection with the TSAT Asset Transfer, Phoenixstar assumed all of TSAT's indebtedness on such date, and TSAT received 66.3 million Phoenixstar Class A Common Stock and 8.5 million shares of Phoenixstar Class B Common Stock, in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement. As a result, TSAT owns approximately 37% of the outstanding shares of common equity of Phoenixstar, representing approximately 38% of the combined voting power of such common equity. As a result of the dilution of TSAT's investment in Phoenixstar from 100% to approximately 37%, TSAT recognized an increase in its investment in Phoenixstar and an increase in additional paid-in capital of $299,046,000, net of income taxes. Such increase represents the difference between TSAT's historical investment basis in Phoenixstar and TSAT's proportionate share of Phoenixstar's equity subsequent to the Restructuring.

TSAT MERGER

The TSAT Merger Agreement provided that TSAT would be merged with and into Phoenixstar, with Phoenixstar as the surviving corporation. In connection with the First Closing, the Company and Phoenixstar terminated the TSAT Merger Agreement.

SUMMARY OF OPERATIONS

As a result of the consummation of the Restructuring, TSAT is a holding company whose primary assets during the period from April 1, 1998, through the consummation of the various transactions with Hughes described above were: (i) Tempo's authorizations granted by the FCC and other assets and liabilities relating to a proposed direct broadcast system being constructed by Tempo and (ii) TSAT's investment in Phoenixstar. Accordingly, subsequent to the Restructuring, TSAT's operations consisted of (i) expenses incurred to maintain TSAT as a public company, including accounting and legal fees ($376,000 and $152,000 during 1999 and 1998), (ii) expenses associated with the operation and maintenance of the Tempo Satellites ($6,365,000 during 1998) and (iii) TSAT's share of Phoenixstar's earnings or losses. TSAT's results of operations for the year ended December 31, 1998 also include three months of operations of TSAT's medium power DBS distribution business. Such medium power business was contributed to Phoenixstar in connection with the Restructuring.

During the periods covered by this report, the Company had no significant operations subsequent to the TSAT Asset Transfer other than expenses associated with the operation and maintenance of the Tempo Satellites, prior to the sale of the Tempo Satellites to Hughes effective March 10, 1999 and June 4, 1999. General and administrative expenses incurred to maintain the Company's status as a publicly traded company and the increase in the share appreciation right liability which is effectively hedged by the unrealized holding gain on the GMH Stock.

In connection with the Hughes Medium Power Transactions, the stockholders of Phoenixstar approved the payment to TSAT of consideration in the form of
1.407 million shares of GMH stock, valued at $66,143,000, subject to the terms set forth in the Phoenixstar Payment Agreement. Such payment is recorded as other income in the 1999 consolidated statement of operations.

TSAT recognized no income tax benefit during the years ended December 31, 1999, 1998 and 1997. TSAT is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at December 31, 1999 and 1998.

The Company is currently evaluating its course of action and plans to take advantage of its industry expertise and relationships in various future business opportunities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement No. 133"). Statement No. 133 is effective for fiscal quarters beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- DEFERRAL OF EFFECTIVE DATE OF FASB NO. 133" which deferred Statement No. 133's effective date to fiscal quarter beginning after June 15, 2000.

The Company has not assessed the impact of implementing Statement No. 133, but believes it will be insignificant.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the consummation of the Hughes transactions, the Company currently has no operating income or cash flow. As of December 31, 1999, the Company's sources of liquidity were its available cash and any proceeds from the liquidation of the GMH Stock (subject to a one-year holding period).

At December 31, 1999, TSAT had no substantial assets or liabilities other than cash, its ownership interest in General Motors Class H Common Stock, a certain equity investment, a majority owned subsidiary and its ownership interest in Phoenixstar.

In July 1999, the Company negotiated a preliminary agreement (the "Asvan Agreement") with Asvan Technology, LLC ("Asvan"). The Asvan Agreement provides for Asvan to transfer certain assets to the Company's subsidiary, TSAT Technologies, Inc. ("Technologies Sub") in exchange for a 20% equity interest in Technologies Sub and for the Company to contribute a maximum of $3,000,000 in exchange for an 80% equity interest in Technologies Sub. The Asvan Agreement contemplates that Technologies Sub will perform research and development related to certain emerging technologies. The operations of the subsidiary are consolidated into the accompanying consolidated financial statements.

In September 1999, the Company made an investment of $5,000,000 for 714,286 shares of Series C Preferred Stock ("Preferred Stock") of Jato Communications Corp. ("Jato"). The investment included a payment of $2,000,000 and, originally, a promissory note that was subsequently satisfied and discharged. On November 16, 1999, Jato issued TSAT an additional 178,571 shares in accordance with a change in the conversion ratio pursuant to a provision in the original agreement.

As a result of the transactions with Liberty Media described herein, which closed on March 16, 2000, the Company is the beneficial owner of 5,084,745 shares of Sprint Corporation PCS Common Stock (the "PCS Stock"), having a market value on March 24, 2000 of approximately $333 million. The Company currently intends to meet its liquidity requirements by selling, borrowing against and/or otherwise monetizing such investment, until such time as the Company has cash flow from operations or other sources of liquidity.

TSAT will continue to be subject to the risks associated with operating as a holding company including possible regulation under the Investment Company Act. TSAT does not currently intend to be an investment company within the meaning of the Investment Company Act and is actively seeking to develop or acquire an operating business related to or complementary with the Company's strategy to pursue opportunities in the distribution of Internet data and other content via satellite and related businesses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company are filed under this item beginning on page II-9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
TCI Satellite Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of TCI Satellite Entertainment, Inc. and subsidiaries (as defined in note 1) as of December 31, 1999 and 1998 and the related consolidated statements of operations, equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI Satellite entertainment, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Denver, Colorado
March 29, 2000

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998


                  ASSETS                                           1999          1998
                                                                ---------      --------
                                                                  Amounts in thousands
Cash and cash equivalents                                       $   2,473            --

Prepaid expenses                                                      113            --

Preferred stock investment, at cost (note 6)                        5,000            --

Investment in Phoenixstar, Inc. (note 6)                               --            --

Investment in General Motors Corporation
  at fair value (note 6)                                          135,101            --
                                                                ---------      --------
Equipment and leasehold improvements, at cost:
   Satellites (note 7)                                                 --       463,133
   Support equipment                                                  223            --
   Leasehold improvements                                              75            --
                                                                ---------      --------
                                                                      298       463,133
   Less accumulated depreciation                                       23            --
                                                                ---------      --------
                                                                      275       463,133
   Deferred financing costs                                           235            --
                                                                ---------      --------
       Total assets                                             $ 143,197       463,133
                                                                =========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                $     139            --
Accrued interest payable                                               53            --
Other accrued expenses                                                 41            --
Taxes payable                                                         650            --
General Motors Corporation share appreciation right
  liability (note 2)                                               68,959            --
Employee stock appreciation right liability (note 12)               5,554            --
Due to Phoenixstar (note 7)                                            --       469,498
Franchise taxes payable                                                30            --
Debt (note 8)                                                       3,044            --
                                                                ---------      --------
       Total liabilities                                           78,470       469,498
                                                                ---------      --------
Stockholders' equity (deficit) (note 9):
   Preferred stock, $.01 par value; authorized 5,000,000
     shares; none issued                                               --            --
   Series A common stock, $1 par value; authorized
     185,000,000 shares; issued 62,894,446 in 1999 and
     59,280,466 in 1998                                            62,894        59,280
   Series B common stock, $1 par value; authorized
      10,000,000 shares; issued 8,465,224 in 1999 and 1998          8,465         8,465
   Additional paid-in capital                                     825,726       825,276
   Accumulated deficit                                           (832,358)     (899,386)
                                                                ---------      --------
       Total stockholders' equity (deficit)                        64,727        (6,365)
                                                                ---------      --------
Commitments and Contingencies (note 11)
       Total liabilities and stockholders' equity (deficit)     $ 143,197       463,133
                                                                =========      ========


See accompanying notes to consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997


                                                       1999           1998          1997
                                                     ---------      --------      --------
                                                             Amounts in thousands
                                                            except per share amounts
Revenue:
   Programming and equipment rental                  $      --       154,257       512,894
   Installation                                             --        14,243        49,096
                                                     ---------      --------      --------
                                                            --       168,500       561,990
                                                     ---------      --------      --------

Operating costs and expenses:
   Charges from Phoenixstar Partners (note 12)              --        82,235       259,600
   Operating (note 12)                                   4,536        16,211        23,992
   Selling, general and administrative (note 12)           751        55,495       198,263
   Stock compensation (notes 10 and 12)                  6,873         4,869         8,092
   Depreciation                                             23        65,105       243,642
                                                     ---------      --------      --------
                                                        12,183       223,915       733,589
                                                     ---------      --------      --------
       Operating loss                                  (12,183)      (55,415)     (171,599)
                                                     ---------      --------      --------
Other income (expense):
   Gain on sale of satellites                           13,712            --            --
   Interest expense                                       (140)      (14,177)      (47,992)
   Share of losses of Phoenixstar (note 6)                  --      (369,231)           --
   Share of losses of Phoenixstar Partners                  --        (5,822)      (20,473)
   Interest income                                         146            20         2,519
   Other (note 2)                                       66,143          (641)         (796)
                                                     ---------      --------      --------
                                                        79,861      (389,851)      (66,742)
                                                     ---------      --------      --------
       Earnings (loss) before income taxes              67,678      (445,266)     (238,341)
Income tax expense (note 10)                              (416)           --            --
                                                     ---------      --------      --------
       Net earnings (loss)                              67,262      (445,266)     (238,341)
                                                     =========      ========      ========
Basic and diluted earnings (loss) per
  common share                                       $    0.97         (6.58)        (3.58)
                                                     =========      ========      ========


See accompanying notes to consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)
                           and Comprehensive Income

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)



                                                                                                          ACCUMULATED      TOTAL
                                                           COMMON STOCK        ADDITIONAL                   OTHER      STOCKHOLDERS'
                                                      ----------------------    PAID-IN     ACCUMULATED  COMPREHENSIVE    EQUITY
                                                      SERIES A     SERIES B     CAPITAL       DEFICIT       INCOME      (DEFICIT)
                                                      ---------    ---------   ---------    -----------   -----------  -------------
Balance at December 31, 1996                            $57,946      8,467       521,724      (215,779)          --       372,358
    Recognition of stock compensation
       related to stock options and
       restricted stock awards                               --         --         1,781            --           --         1,781
    Issuance of Series A Common Stock related
       to restricted stock awards                            33         --           180            --           --           213
    Issuance of Series a Common Stock upon
       conversion of convertible securities of
       Tele-Communications, Inc.                            258         --            --            --           --           258
    Conversion of Series B to Series A                        2         (2)           --            --           --            --
    Net loss                                                 --         --            --      (238,341)          --      (238,341)
                                                        -------     ------      --------      --------      -------      --------

Balance at December 31, 1997                             58,239      8,465       523,685      (454,120)          --       136,269

    Recognition of stock compensation related
       to stock options and restricted stock awards          --         --         2,595            --           --         2,595
    Issuance of Series A Common Stock related to
       restricted stock awards                               50         --           (50)           --           --            --
    Issuance of Series A Common Stock upon
       conversion of convertible securities of
       Tele-Communications, Inc.                            991         --            --            --           --           991
    Issuance of common stock by subsidiary (note 3)          --         --       299,046            --           --       299,046
    Net loss                                                 --         --            --      (445,266)          --      (445,266)
                                                        -------     ------      --------      --------      -------      --------

Balance at December 31, 1998                             59,280      8,465       825,276      (899,386)          --        (6,365)
    Recognition of stock compensation related to
       stock options and restricted stock awards            162         --           450            --           --           612
    Tax benefit related to stock options and
       restricted stock awards                               --         --            --          (234)          --          (234)
    Issuance of Series A Common Stock related to
       Naify conversion                                   3,452         --            --            --           --         3,452
                                                        -------     ------      --------      --------      -------      --------
Comprehensive income:
    Net Earnings                                             --         --            --        67,262           --        67,262
    Unrealized holding gains on available for sale
       securities, net of tax                                --         --            --            --       42,583        42,583
    Share appreciation right liability, net of tax           --         --            --            --      (42,583)      (42,583)
                                                        -------     ------      --------      --------      -------      --------
          Total comprehensive income                         --         --            --        67,262           --        67,262
                                                        -------     ------      --------      --------      -------      --------

Balance at December 31, 1999                            $62,894      8,465       825,726      (832,858)          --        64,727
                                                        =======     ======      ========      ========      =======      ========



See accompanying notes to consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997


                                                                 1999          1998         1997
                                                               --------      --------      --------
                                                                        Amounts in thousands
                                                                          (see note 7)
Cash flows from operating activities:
  Net earnings (loss)                                          $ 67,262      (445,266)     (238,341)
  Adjustments to reconcile net earnings (loss) to net cash
    (used in) provided by operating activities:
      Gain on sale of satellites                                (13,712)           --            --
      Depreciation                                                   23        65,105       243,642
      Amortization of deferred financing costs                       15            --            --
      Share of losses of Phoenixstar                                 --       369,231            --
      Share of losses of Phoenixstar Partners                        --         5,822        20,473
      Accretion of debt discount                                     --         4,682        16,719
      Stock compensation and restricted stock awards              6,873         4,869         8,092
      Deferred income tax expense                                  (234)           --            --
      Receipt of General Motors stock recorded
        as other income                                         (66,143)           --            --
      Other non-cash charges                                         --         8,108         6,919
      Changes in operating assets and liabilities,
        net of the effect of the
          Restructuring:
            Change in receivables                                    --        10,845       (15,014)
            Change in prepared expenses                            (113)           --            --
            Change in other assets                                   --          (736)         (335)
            Change in accruals and payables                         957       (10,210)       42,056
            Change in subscriber advance payments                    --        (3,114)        7,426
                                                               --------      --------      --------
              Net cash (used in) provided by
                operating activities                             (5,072)        9,336        91,637
                                                               --------      --------      --------
Cash flows from investing activities:
  Capital expended for equipment                                   (298)      (73,966)     (227,327)
  Capital expended for construction of satellites                    --            --        (5,448)
  Payments for stock appreciation rights exercised                 (707)           --            --
  Investment in Jato Communications                              (2,000)           --            --
  Additional investments in, and related advances to,
    Phoenixstar Partners                                             --           (75)       (7,073)
  Repayments of advances to Phoenixstar Partners                     --            --         7,815
  Other investing activities                                         --            --        (1,581)
  Proceeds from sale of equipment                                 2,500            --            --
                                                               --------      --------      --------
              Net cash used in investing activities                (505)      (74,041)     (233,614)
                                                               --------      --------      --------
Cash flows from financing activities:
  Borrowings of debt                                                 --       113,000       498,061
  Repayments of debt                                                 --       (61,735)     (344,699)
  Payment of deferred financing costs                              (250)           --       (17,780)
  Increase in due to Phoenixstar                                  4,848         6,365         5,448
  Proceeds from issuance of common stock                          3,452           991           471
                                                               --------      --------      --------
              Net cash provided by financing activities           8,050        58,621       141,501
                                                               --------      --------      --------
              Net increase (decrease) in cash and cash
                equivalents                                       2,473        (6,084)         (476)

Cash and cash equivalents:
  Beginning of year                                                  --         6,084         6,560
                                                               --------      --------      --------
  End of year                                                  $  2,473            --         6,084
                                                               ========      ========      ========


See accompanying notes to consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


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

     In addition, the Company has not had significant operations subsequent to the TSAT Asset Transfer other than (i) expenses associated with the operation and maintenance of the Tempo Satellites, as defined below, prior to the sale to Hughes effective June 4, 1999 and (ii) general and administrative expenses incurred to maintain the Company's status as a publicly traded company. The Company's majority owned subsidiary conducts research and development in certain emerging technology.

     Certain prior year amounts have been reclassified for comparability with the 1999 presentation.

(2)  HUGHES TRANSACTIONS

     Effective June 4, 1999, the Company completed the sale of its high power direct broadcast satellite ("DBS") assets to Hughes Electronics Corporation ("Hughes"), pursuant to an asset purchase agreement dated as of January 22, 1999 (the "Hughes High Power Agreement"), among Tempo Satellite, Inc., a wholly-owned subsidiary of the Company ("Tempo"), Phoenixstar, Inc., a Delaware corporation formerly known as PRIMESTAR, Inc. ("Phoenixstar"), Phoenixstar Partners L.P. a Delaware limited partnership and wholly-owned subsidiary of Phoenixstar formerly known as PRIMESTAR Partners L.P. ("Phoenixstar Partners"), and Hughes, a subsidiary of General Motors. The assets transferred by the Company pursuant to the Hughes High Power Agreement consisted of Tempo's two high-power DBS satellites (the "Tempo Satellites"), one of which was in orbit at 119DEG. West Longitude ("Tempo DBS-1") and one of which was used as a ground spare ("Tempo DBS-2"), its FCC authorizations with respect to the 119DEG. West Longitude orbital location (the "FCC License"), and certain related assets (collectively, the "Tempo High Power Assets").

     The Company had previously granted Phoenixstar the transferable right and option (the "Tempo Purchase Option") to purchase 100% of the Tempo High Power Assets for aggregate consideration of $2.5 million in cash and the assumption of all liabilities. In addition, Tempo had previously granted to Phoenixstar Partners the right to purchase or lease 100% of the capacity of the DBS system being constructed by Tempo (the "Tempo Capacity Rights"), and Phoenixstar Partners had made

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

     advances to Tempo to fund the construction of Tempo's DBS system in the aggregate amount of $465 million (the "Tempo Reimbursement Obligation")

     Accordingly, the Hughes High Power Agreement provided for (i) the sale of Phoenixstar to Hughes of the Tempo Purchase Option, (ii) the exercise of the Tempo Purchase Option by Hughes, and (iii) the termination of the Tempo Capacity Rights (collectively, the "Hughes High Power Transaction"). The aggregate consideration payable by Hughes in the Hughes High Power Transaction was $500 million, payable as described below.

     As regulatory approval was required to transfer Tempo DBS-1 and the FCC License, the Hughes High Power Agreement provided for the Hughes High
     Power Transaction to be completed in two steps. To facilitate the transaction, the Tempo Purchase Option was amended to provide for two-stage exercise process. The parties allocated 70% of the total consideration under the Hughes High Power Agreement to Tempo DBS-1 and related assets and 30% of the total consideration thereunder to Tempo DBS-2 and related assets.

     The first closing under the Hughes High Power Agreement was consummated effective March 10, 1999. In the first closing, Hughes acquired Tempo DBS-2 and related assets for aggregate consideration of $150 million, comprised of (i) $9.75 million paid by Hughes to Phoenixstar and Phoenixstar Partners for the transfer to Hughes of the portion of the Tempo Purchase Option allocable to Tempo DBS-2 and the termination of that portion of the Tempo Capacity Rights allocable to Tempo DBS-2,
     (ii) $750,000 paid by Hughes to Tempo to exercise that portion of the Tempo Purchase Option allocable to Tempo DBS-2; and (iii) the assumption and payment by Hughes of a portion of the Tempo Reimbursement Obligation in the amount of $139 million.

     In addition, as required by the Hughes High Power Agreement, the Company and Phoenixstar agreed to terminate the previously announced merger of the Company with and into Phoenixstar, effective as of such first closing.

     The FCC approved the transfer of the FCC License to Hughes on May 28, 1999, and the second closing under the Hughes High Power Agreement was consummated effective June 4, 1999. In the second closing Hughes acquired Tempo DBS-1 and related assets, including all rights of Tempo with respect to the FCC License, for aggregate consideration of $350 million comprised of (i) $22.75 million paid by Hughes to Phoenixstar and Phoenixstar Partners for the transfer to Hughes of the portion of the Tempo Purchase Option allocable to Tempo DBS-1 and the termination of that portion of the Tempo Capacity Rights allocable to Tempo DBS-1, (ii) $1.75 million paid by Hughes to Tempo to exercise that portion of the Tempo Purchase Option allocable to Tempo DBS-1; and (iii) the assumption and payment by Hughes of the remainder of the Tempo Reimbursement Obligation, in the amount of $325.5 million.

     The carrying value of Tempo DBS-1 was approximately $239 million at the time of the second closing. In addition, Phoenixstar agreed to forgive amounts due from Tempo not assumed by Hughes in the amount of $9,346,000.

     In a separate transaction (the Hughes Medium Power Transaction) completed on April 28, 1999 (the Hughes Closing Date), Phoenixstar sold to Hughes Phoenixstar's medium-power DBS business and

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

     assets for $1.1 billion in cash and 4,871 million shares of General Motors Class H common stock ("GMH Stock") valued at approximately $258 million on the date of closing. The foregoing purchase price was subject to adjustments for working capital at the date of closing, which subsequently totaled approximately $9.9 million. At December 31, 1999, Phoenixstar retained responsibility for the payment of certain obligations not assumed by Hughes, and the payment of costs, estimated not to exceed $180 million at December 31, 1999, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes. Affiliates of stockholders of Phoenixstar, other than the Company, and an affiliate of Tele-Communications, Inc. ("TCI") have committed to make funds available to Phoenixstar, up to an aggregate of $1,013.3 million to fund such payments. Through December 31, 1999, approximately $465.3 million of such commitments have been funded to Phoenixstar, and $382.6 million of such commitments expired undrawn.

     In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar approved the payment to TSAT of consideration in the form of 1.407 million shares of GMH Stock (the "Phoenixstar Payment"), subject to the term and conditions set forth in an agreement (the "Phoenixstar Payment Agreement) dated as of January 22, 1999. In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue Phoenixstar a share appreciation right (the "TSAT GMH SAR") with respect to the shares of GMH Stock received as the Phoenixstar Payment, granting Phoenixstar the right to any market price appreciation in such GMH Stock during the one-year period following the date of issuance, over an agreed strike price of $47.00. Pursuant to the Phoenixstar Payment Agreement, TSAT has also agreed to forego any liquidation distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity and, subject to the approval of the Company's stockholders, to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. On the Hughes Closing Date, the Company received
     1.407 million shares of GMH Stock, valued at approximately $66,143,000, from Phoenixstar in satisfaction of the Phoenixstar Payment. Such amount is recorded as other income in the 1999 consolidated statement of operations.

     The TSAT GMH SAR is secured by a first priority pledge and security interest in the underlying shares of GMH Stock, and both the TSAT GMH SAR and such pledge and security interest have been pledged by Phoenixstar for the benefit of certain holders of share appreciation rights issued by Phoenixstar with respect to shares of GMH Stock (the Phoenixstar GMH SARs). The shares of GMH Stock issued to TSAT pursuant to the Phoenixstar Payment Agreement are subject to certain restriction on transfer during the first year after the closing of the Hughes Medium Power Transaction, and TSAT will be entitled (together with Phoenixstar) to certain registration rights with respect to such shares following the expiration of such one-year period.

     The Company's investment in GMH Stock is being accounted for as an available-for-sale security and is recorded at fair value. Unrealized holding gains and losses from increases and decreases in the fair value of the security are reported as separate components of stockholders' equity in comprehensive income. The TSAT GMH SAR serves as a hedge of the unrealized holding gain on the GMH Stock and is also reported as a separate component of stockholders' equity in comprehensive income.

(3)  RESTRUCTURING

     Effective April 1, 1998 (the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998, the "Restructuring Agreement"), among TSAT, Phoenixstar, prior to the Restructuring a wholly-owned subsidiary of TSAT, Time Warner

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

     Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc., ("MediaOne"), and GE American Communications, Inc., and (ii) an Asset Transfer Agreement dated as of February 6, 1998, (the "TSAT Asset Transfer Agreement") between TSAT and Phoenixstar, a business combination (the "Restructuring") was consummated. In connection with the Restructuring, TSAT contributed and transferred to Phoenixstar (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (i) the capital stock of Tempo, (ii) the consideration to be received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under certain agreements with Phoenixstar and others. In addition, the business of Phoenixstar Partners and the business of distributing the PRIMESTAR-Registered Trademark- programming service ("PRIMESTAR-Registered Trademark-") of each of TWE, Newhouse, Comcast,
     Cox and affiliates of MediaOne were consolidated into Phoenixstar.

     In connection with the TSAT Asset Transfer, Phoenixstar assumed all of TSAT's indebtedness on such date, and TSAT received from Phoenixstar 66.3 million shares of Class A Common Stock of Phoenixstar ("Phoenixstar Class A Common Stock") and 8.5 million shares of Class B Common Stock of Phoenixstar ("Phoenixstar Class B Common Stock" and together with the Phoenixstar Class A Common Stock, "Phoenixstar Common Stock"), in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement. In connection with the Restructuring, Phoenixstar assumed
     TSAT's obligations pursuant to the Indemnification Agreements. As a result, TSAT owns approximately 37% of the outstanding shares of common equity of Phoenixstar, representing approximately 38% of the combined voting power of such common equity. As a result of the dilution of TSAT's investment in Phoenixstar from 100% to approximately 37%, TSAT recognized an increase in its investment in Phoenixstar and an increase in additional paid-in capital of $299,046,000, net of income taxes. Such increase represents the difference between TSAT's historical investment basis in Phoenixstar and TSAT's proportionate share of Phoenixstar's equity subsequent to the Restructuring.

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

     (b)  INVESTMENTS

          Investments mainly consist of equity securities. The Company classifies its equity securities as available-for-sale and are recorded at fair value.

          A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

          Investments in entities without a readily determinable market value are carried at cost if the Company cannot significantly influence operations, or as an equity investment if the Company's influence over operations is deemed to be less than control.

     (c)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          The Company states equipment at cost and begins depreciation upon acceptance of delivery, using the straight-line method over the useful life of the asset. Leasehold improvements are amortized over the shorter of the useful life of the asset or lease term.

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

     (d)  DEFERRED FINANCING COSTS

          Deferred financing costs are amortized over the term of the related loan facility.

     (e)  REVENUE RECOGNITION

          Programming and equipment rental revenue is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. To date, direct selling costs have exceeded installation revenue.

     (f)  ADVERTISING COSTS

          Advertising costs generally are expensed as incurred. Amounts expensed for advertising aggregated $5,066,000 and $23,062,000 during 1998 and 1997, respectively. There were no advertising costs in 1999.

     (g)  MARKETING AND DIRECT SELLING COSTS

          Marketing and direct selling costs are expensed as incurred. The excess cost of customer premises equipment over proceeds received upon sales of such equipment is recognized at the time of sale and is included in selling expense.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

     (h)  RESIDUAL SALES COMMISSIONS

          Residual sales commissions, which become payable upon the collection of programming revenue from certain subscribers, are expensed during the period in which such commissions become payable.

     (i)  STOCK BASED COMPENSATION

          The Company accounts for stock-based employee compensation using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25.

     (j)  INCOME TAXES

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

     (k)  EARNINGS (LOSS) PER COMMON SHARE

          The earnings (loss) per common share for the years ended December 31, 1999, 1998 and 1997 is based on 69,587,000, 67,718,000 and 66,658,000 weighted average shares outstanding during the respective periods. Excluded from the computation of diluted EPS for the years ended December 31, 1999, 1998 and 1997 are options to acquire 3,462,000, 6,929,000 and 7,894,000 weighted average shares of Series A Common Stock, respectively, because inclusion of such options would be anti-dilutive.

     (l)  ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(5)  SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

     Cash paid for interest was $13,844,000 and $20,224,000 during the years ended December 31, 1998 and 1997, respectively. Cash paid for income taxes was not material during the years ended December 31, 1999, 1998 and 1997.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



     Significant non-cash investing and financing activities for the year ended December 31, 1999 and 1998 are as follows (amounts in thousands):

1999
          Issuance of note payable in connection
                with investment                   $     3,044
                                                  ===========
             Increase in value of GMH stock and
             corresponding SAR liability          $    68,959
                                                  ===========
1998
          Contribution of operating assets and
                liabilities to subsidiary in
                Restructuring                     $    68,796
                                                  ===========
          Increase in equity due to issuance of
                stock by subsidiary in
                Restructuring                     $   299,046
                                                  ===========

     Accounts payable include accrued capital expenditures of $35,645,000 at December 31, 1997, which has been excluded from the accompanying statements of cash flows.

(6)  INVESTMENTS

     Prior to the Hughes Medium Power Transaction, Phoenixstar owned and operated the PRIMESTAR-Registered Trademark- direct to home satellite service throughout the continental United States. In connection with the Phoenixstar Payment Agreement as discussed in Note 2, the Company has agreed to forego any liquidation distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity and, subject to the approval of the Company's stockholders, to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. The Company's investment in Phoenixstar at December 31, 1999 and 1998 is zero as a result of the cumulative losses of Phoenixstar and the expected transfer of the Company's shares in Phoenixstar pursuant to the Phoenixstar Payment Agreement.

     On September 16, 1999, the Company made an investment of $5,000,000 for 714,286 shares of Series C Preferred Stock ("Preferred Stock") of Jato Communications Corp. ("Jato"). The investment included a payment of $2,000,000 and a promissory note in the amount of $3,000,000 originally due October 31, 1999 and subsequently extended to November 10, 1999, bearing interest at 10%, and secured by 434,208 shares of the Preferred Stock.
     The note was subsequently satisfied and discharged. The Preferred Stock is convertible into common stock at the option of the holder based on certain conversion rates and allows the holder to vote equally with all other classes of stock, on a per share basis, based on the number of shares of common stock into which the Preferred Stock is convertible. The Preferred Stock also has certain liquidation preferences and voting rights with respect to certain actions by Jato. The Preferred Stock is carried at cost. On November 16, 1999, Jato issued TSAT an additional 178,571 shares in accordance with a change in the conversion ratio pursuant to a provision in the original agreement.

     The Company's investment in General Motors Corporation is an investment in marketable equity securities and is accounted for as available-for-sale under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such investment is recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity.

(7)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     The Company purchased certain equipment in 1999 for research and development purposes. The equipment is being depreciated over its useful life, estimated to be 5 years. Leasehold improvements are amortized over the leasehold term of 2 years.

     TEMPO DBS SYSTEM

     Prior to the Hughes Transactions, the Company, through Tempo, held the FCC Permit authorizing construction of a high power DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119DEG. W.L. orbital position.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

          Tempo was also a party to the Satellite Construction Agreement with Loral, pursuant to which Tempo has arranged for the construction of the Tempo Satellites at a fixed contract price of $487,159,500, and had an option to purchase up to three additional satellites.

          On April 30, 1998, the FCC determined that Tempo's satellite at 119DEG. W.L. was not operational. It did find, however, that an extension of time was warranted for that orbital location and granted an extension to Tempo for 119DEG. W.L. Such extension was granted until six months after the FCC determination on the Transfer Application, with the condition that Tempo not enter into a lease agreement with Phoenixstar or any similar lease arrangement prior to the FCC's decision on the Transfer Application. In addition, Tempo voluntarily surrendered its permit for 166DEG. W.L.

          On November 25, 1998, Tempo and Phoenixstar requested expedited action by the FCC on the Transfer Application. Several parties filed responses to that request, objecting to the proposed transfer. Phoenixstar and Tempo filed a joint reply to those objections. On January 27, 1999, Tempo filed a joint application with DIRECTV Enterprises, Inc. seeking FCC approval to assign Tempo's DBS authorization to DIRECTV ("DIRECTV Application"). In addition, Tempo and Phoenixstar jointly filed a letter seeking to maintain the status quo with respect to the Transfer Application until the FCC decides the DIRECTV Application. Therefore, Tempo and Phoenixstar requested that the Transfer Application be held in abeyance and, subject to and contemporaneously with approval of the DIRECTV Application, that the FCC dismiss the Transfer Application. EchoStar filed a petition to deny the DirecTV Application on March 5, 1999, on the basis that DirecTV should not be allowed to control high power DBS spectrum at three full-CONUS orbital locations and that EchoStar had offered to purchase the Tempo high power DBS assets. On the same date, the Small Cable Business Association submitted a request that any grant of the DirecTV Application be conditioned on DirecTv providing a digital add-on service that small cable systems can self-brand, and Media Access Project filed a petition to deny the application to the extent the FCC did not apply and DirecTv did not accept application of
          Section 310(b) of the Communications Act. DirecTv and Terripo each filed oppositions to these petitions on March 19, 1999. On April 12, 1999, Echostar filed a response, to which Tempo and DirecTV replied. By order dated May 28, 1999, the FCC granted the DirecTV Application and dismissed the Transfer Application.

          TEMPO OPTION

          In February 1990, Tempo entered into an option agreement (the "Tempo Option Agreement") with Phoenixstar Partners granting Phoenixstar Partners the right and option (the "Tempo Capacity Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo pursuant to the FCC Permit. Under the Tempo Option Agreement, upon the exercise of the Tempo Capacity Option, Phoenixstar Partners was obligated to pay Tempo $1,000,000 (the "Exercise Fee") and to lease or purchase the entire capacity of the DBS system with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Capacity Option and certain related matters, Tempo and Phoenixstar Partners subsequently entered into two letter agreements (the "Tempo Letter Agreements"), which provided for, among other things, the funding by Phoenixstar Partners of

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

          milestone and other payments due under the Satellite Construction Agreement, and certain related costs, through advances by Phoenixstar Partners to Tempo (the "Phoenixstar Advances"). The Phoenixstar Advances aggregated $469,498,000 at December 31, 1998 and are reflected in due to Phoenixstar, Inc. in the accompanying 1998 consolidated balance sheets.

          On February 7, 1997, the Partners Committee of Phoenixstar Partners adopted a resolution (i) affirming that Phoenixstar Partners had unconditionally exercised the Tempo Capacity Option, (ii) approving the proposed launch of Tempo DBS-1 into the 119DEG. W.L. orbital position and the use of Tempo DBS-2 as a spare or back-up for Tempo DBS-1, pending other deployment or disposition as determined by Phoenixstar Partners, and (iii) authorizing the payment by Phoenixstar Partners to Tempo of the Exercise Fee and other amounts in connection with the Tempo Capacity Option and the Tempo Letter Agreements, including funding of substantially all construction and related costs relating to the Tempo Satellites not previously funded by Phoenixstar Partners.

          In connection with the Hughes High Power Transaction, Hughes assumes $465 million of Tempo's obligation to Phoenixstar Partners for the Phoenixstar Advances, and Phoenixstar Partners forgive the remaining balance. In addition, Phoenixstar Partners has agreed to terminate its rights under the Tempo Capacity Option.

(8)  DEBT

     On November 9, 1999, the Company entered into a Demand Note with the Bank of America wherein TSAT could borrow up to $5,000,000 prior to November 19, 1999. Interest was based on the bank's prime rate plus .75%. On
     November 10, 1999 approximately $3,044,000 was drawn on the demand note in order to satisfy the Promissory Note, and accrued interest thereon, with Jato as discussed in note 4.

     On November 19, 1999, TSAT entered into a Loan Agreement with the Bank of America for the following facilities (i) Facility A commitment of $5,000,000; (ii) Facility B commitment of $15,000,000; and (iii) Facility C commitment of $5,000,000. Upon the "Collateral Pledge Perfection Date" as defined as in the Agreement, the undrawn portions of Facility C expires and the Facility A commitment increases to $10,000,000.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

     At December 31, 1999, $3,044,000 had been drawn on Facility C at an interest rate of 10.5% per annum. The unused Facility A, Facility B and Facility C amounts are charged a commitment fee at a rate of 0.375%.

(9)  STOCKHOLDERS' EQUITY

     (a)  COMMON STOCK

          The Series A Common Stock has one vote per share and the Series B Common Stock has ten votes per share. Each share of Series B Common Stock is convertible, at the option of the holder, into one share of Series A Common Stock.

     (b)  PREFERRED STOCK

          TSAT is authorized to issue 5,000,000 shares of Preferred Stock. The Preferred Stock may be issued from time to time as determined by the Board of Directors, without stockholder approval. Such Preferred Stock may be issued in such series and with such designations, preferences, conversion or other rights voting powers, qualifications, limitations, or restrictions as shall be stated or expressed in a resolution or resolutions providing for the issue of such series adopted by the Company's Board of Directors (the "TSAT Board").

     (c)  EMPLOYEE RETIREMENT PLAN

          TSAT's Employee Stock Purchase Plan (the "TSAT ESPP") became effective on January 1, 1997. The TSAT Plan provided eligible employees with an opportunity to invest in TSAT and to create a retirement fund. Terms of the TSAT ESPP provided for eligible employees to contribute up to 10% of their compensation to a trust for investment in TSAT common stock. TSAT, by annual resolution of the TSAT Board, could elect to contribute up to 100% of the amount contributed by employees. TSAT contributed $317,000 and $1,200,000 in 1998 and 1997, respectively, to the TSAT ESPP. The TSAT ESPP was merged into Phoenixstar Partners' retirement plan in connection with the Restructuring, accordingly, no further contributions were made by TSAT.

     (d)  STOCK OPTIONS

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

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

          In June 1996, the Board of Directors of TCI (the "TCI Board") authorized TCI to permit certain of its executive officers to acquire equity interests in certain of TCI's subsidiaries. In connection therewith, the TCI Board approved the acquisition by each of two executive officers of TCI who are not employees of the Company (the "TCI Officers"), of 1.0% of the net equity of the Company. The TCI Board also approved the acquisition by the chief executive officer and a director of the Company (the "Company Officer"), of 1.0% of the net equity of the Company and the acquisition by an executive officer of certain TCI subsidiaries who is also a director, but not an employee, of the Company (the "TCI Subsidiary Officer"), of 0.5% of the net equity of the Company. The TCI Board determined to structure such transactions as grants by the Company to such persons of options to purchase shares of Series A Common Stock representing 1.0% ( in the case of each of the TCI Officers and the Company Officer) and 0.5% (in the case of the TCI Subsidiary Officer) of the shares of Series A Common Stock and Series B Common Stock issued and outstanding on the Spin-off Date, determined immediately after giving effect to the Spin-off, but before giving effect to any exercise of such options (the "Spin-off Date Options").

          Spin-off Date Options to purchase 2,324,266 shares of Series A Common Stock at a per share price of $8.86 were granted on the Spin-off Date. The Spin-off Date options vest in 20% cumulative increments on each of the first five anniversaries of February 1, 1996, and are exercisable for up to ten years following February 1, 1996. Compensation expense with respect to the Spin-off Date Options held by the Company Officer aggregated $246,000, $621,000 and $1,101,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

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

                        December 31, 1999, 1998 and 1997

          named to fill such newly created directorship received options to purchase 50,000 shares of Series A Common Stock at an exercise price of $6.50.

          The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options, and accordingly, compensation expense has been recognized for its stock options in the accompanying financial statements using the intrinsic value method. Had the Company determined compensation expense based on the grant-date fair value method pursuant to Statement of Financial Accounting Standards No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been $66,498,000 and $0.96 for 1999, ($447,012,000) and
          ($6.60) for 1998, ($240,384,000) and ($3.61) for 1997, respectively.

          The following table presents the number, weighted-average exercise price and weighted-average grant-date fair value of options to buy Series A Common Stock.

                                                              WEIGHTED -    WEIGHTED -
                                                               AVERAGE       AVERAGE
                                                 NUMBER OF     EXERCISE     GRANT-DATE
                                                  OPTIONS       PRICE       FAIR VALUE
                                                -----------  -----------   -----------
Granted in connection with Spin-off              2,324,266      $   8.86        8.74
    Granted in 1997                              1,070,000          7.93        4.77
                                                 ---------
Outstanding at December 31, 1997 and 1998        3,394,266          8.57

Exercised                                           80,000          8.00

Forfeited and cancelled                             20,000          8.00

Granted in 1999                                  1,190,500          7.93        6.03

Outstanding at December 31, 1999                 4,484,766          8.40
                                                 =========          ====
Exercisable at December 31, 1997                   464,853          8.86
                                                 =========          ====
Exercisable at December 31, 1998                 1,241,706          8.64
                                                 =========          ====
Exercisable at December 31, 1999                 2,204,720          8.52
                                                 =========          ====


               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

          As originally granted in February 1997, options granted to employees vest evenly over five years with such vesting period beginning January 1, 1997, first become exercisable on January 1, 1998 and expire on December 31, 2006. In November 1997, the TSAT Board approved modifications to the vesting provisions to provide for vesting in three equal annual installments, commencing February
          1998. In accordance with the TSAT 1996 Plan, absent action by the TSAT Board, vesting would accelerate and the options would terminate upon a sale of substantially all assets of the Company which occurred with the sale of the Tempo DBS-1 Assets on June 4, 1999. Pursuant to a provision in the TSAT 1996 Plan, the TSAT Board allowed the options held by most of the employees and officers to vest and extended the termination date to June 4, 2000. The original terms for the options were maintained for employees and officers who were continuing with the Company.

          Options outstanding at December 31, 1999 have a range of exercise prices from $6.50 to $8.86 and a weighted-average remaining contractual life of approximately eight years.

          The respective estimated grant-date fair values of the options noted above are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations include the following:
          (a) a discount rate equal to the one-year Treasury Bill rate for the twelve months ended December 31, 1999; (b) a 84% volatility rate;
          (c) the 10-year option term; (d) the closing price of the Series A Common Stock on the date of grant; and (e) an expected dividend rate of zero.

          In February 1997, certain key employees of the Company were granted, pursuant to the TSAT 1996 Plan, an aggregate of 325,000 restricted shares of Series A Common Stock. As originally granted, such restricted shares vest as to 50% on January 1, 2001 and as to the remaining 50% on January 1, 2002. In November 1997, the TSAT Board approved modifications to the vesting provisions accelerating the vesting schedules under such restricted stock awards to provide for vesting of 50% on each of the second and third anniversaries of the date of granting. Compensation expense with respect to the restricted shares aggregated $366,000 and $434,000 during the years ended December 31, 1999 and 1998, respectively.

          On December 1, 1999, certain key employees and officers of TSAT were granted, pursuant to the TSAT 1996 Plan, an aggregate of 628,000 options to acquire shares of Class A Common Stock at a per share exercise price of $7.125 and 562,500 options to acquire shares of Class A Common Stock at a per share exercise price of $8.84 ("the 1999 Grant"). Each grant of options vest over a 5 year period beginning on the date of the grant, first becomes exercisable as to 25% on the second anniversary of the date of grant and become exercisable as to an additional 25% on each of the third, fourth and fifth anniversaries of the date of grant, and expires on December 1, 2009.

     (e)  OTHER

          Pursuant to the Reorganization Agreement, the Company granted to TCI an option to purchase up to 4,765,000 shares of Series A Common Stock, at an exercise price of $1.00 per share, as required by TCI from time to time to meet its obligations under the conversion features of certain convertible securities of TCI as such conversion features were adjusted as a result of the Spin-off. During 1999 and 1998, TCI purchased 3,452,000 shares and 991,000 shares, respectively, of Series A Common Stock pursuant to such option.

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

          At December 31, 1999, a total of 5,338,329 shares of Series A Common Stock were reserved for issuance pursuant to the Spin-off Date Options, the Share Purchase Agreements, the

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

          Reorganization Agreement, the TSAT 1996 Plan and the TSAT DSOP. In addition, one share of Series A Common Stock is reserved for each outstanding share of Series B Common Stock.

(10) INCOME TAXES

     Through the Spin-off Date, TSAT's results of operations were included in TCI's consolidated U.S. Federal income tax returns, in accordance with the existing tax sharing arrangements among TCI and its consolidated subsidiaries. Effective July 1, 1995 TCI, TCIC and certain other subsidiaries of TCI entered into a tax sharing agreement (the "Tax Sharing Agreement"), which formalized such pre-existing tax sharing arrangements and implemented additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. In connection with the Spin-off, the Tax Sharing Agreement was amended to provide that TSAT be treated as if it had been a party to the Tax Sharing Agreement, effective July 1, 1995. TSAT's intercompany income tax allocation through the Spin-off Date has been calculated in accordance with the Tax Sharing Agreement. Subsequent to the Spin-off Date, TSAT files separate U.S. Federal and state income tax returns.

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

     TSAT recognized no income tax benefit during either of the years ended December 31, 1999, 1998 and 1997. As a result of the Spin-off, TSAT is no longer a part of the TCI consolidated tax group, and accordingly, is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT'S income tax liabilities had been fully offset by income tax benefits at December 31, 1999, 1998 and 1997.

     Income tax benefit (expense) for the year ended December 31, 1999 consists of:

                                       Current    Deferred     Total
                                       -------    --------     -----
                                            amounts in thousands
Year ended December 31, 1999:
  Federal                              $  (650)     (1,197)    (1,847)
  State and local                           --       1,431      1,431
                                       -------    --------     ------
                                       $  (650)        234       (416)
                                       =======    ========     ======

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


     Income tax benefit (expense) differs from the amounts computed by applying the Federal income tax rate of 35% as a result of the following (amounts in thousands):

                                           YEARS ENDED DECEMBER 31,
                                        -------------------------------
                                         1999       1998        1997
                                        -------   ---------    -------
                                            amounts in thousands
Computed "expected" tax (expense)
   benefit                              (23,687)  $ 155,843     83,419
State and local income taxes, net
   of Federal income tax benefit            931          --     13,009
Issuance of common stock by subsidiary       --    (104,666)        --
Change in valuation allowance            15,695     (51,736)   (98,521)
Other                                     6,645         559      2,093
                                        -------   ---------    -------
                                        $  (416)         --         --
                                        =======   =========    ========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:


                                                                     DECEMBER 31,
                                                                ------------------------
                                                                   1999           1998
                                                                ----------     ---------
                                                                  amounts in thousands
Deferred tax assets:
   Net operating loss carryforwards and tax credits             $  150,286      152,468
   Investment in  Phoenixstar, principally due to losses
     recognized for financial statement purposes in excess
     of losses recognized of tax purposes                               --       15,827
  Share appreciation right liability                                26,376           --
Future deductible amounts principally due to
  accruals deductible in later periods                                 642           --
Property and equipment, principally due to differences in
    depreciation net of increase in tax basis resulting from
    intercompany transfer                                                5           --
                                                                ----------     ---------
      Total deferred tax assets                                    177,309      168,295
Less - valuation allowance                                        (150,933)    (166,628)
                                                                ----------     ---------
      Net deferred tax assets                                       26,376        1,667
Deferred tax liability:

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

  Future gain related to unrealized appreciation on held
    for sale security                                               26,376           --
  Other                                                                 --        1,667
                                                                ----------     ---------
      Net deferred tax liability                                $       --           --
                                                                ==========     =========

     The valuation allowances for deferred tax assets as of December 31, 1999 and 1998 were $150,933,000 and $166,628,000, respectively. Such balances increased $15,195,000 and $51,736,000 from December 31, 1998 and 1997, respectively.

     The Company has analyzed the sources and expected reversal periods of its deferred tax assets. The Company believes that the tax benefits attributable to deductible temporary differences will be realized to the extent of future reversals of existing taxable temporary differences.

     At December 31, 1999, the Company had net operating loss carry forwards for income tax purposes aggregating approximately $390,565,000 of which, if not utilized to reduce taxable income in future periods, $18,953,000 expire in 2010, $17,094,000 expire in 2011, $238,558,000 expire in 2012 and
     $115,960,000 expire in 2018.

(11) COMMITMENTS AND CONTINGENCIES

     The Company leases its office space under noncancelable operating leases. Future minimum rental payments on these leases are as follows (in thousands):

             2000                  $    186
             2001                       131
                                   --------
                                   $    317
                                   ========

     Rent expense was approximately $23,000, $358,000 and $1,866,000 in 1999, 1998 and 1997, respectively.

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

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(12) TRANSACTIONS WITH RELATED PARTIES

     Pursuant to the terms of the TSAT Merger Agreement, Phoenixstar reimbursed TSAT for all reasonable costs and expenses incurred by TSAT (i) to comply with its tax and financial reporting obligations, (ii) to maintain certain insurance coverage and (iii) to maintain its status as a publicly traded company. During the years ended December 31, 1999 and 1998, such reimbursements aggregated $376,000 and $152,000, respectively. The effects of such reimbursements have been reflected as a reduction of TSAT's investment in Phoenixstar.

     In addition, Phoenixstar makes advances to TSAT for the payment of certain costs related to the Tempo Satellite and the proposed high power strategy. Such advances aggregated $6,365,000 during 1998, and are included in due to Phoenixstar in the accompanying 1998 consolidated balance sheets.

     Certain former employees of TSAT, who are now employees of Phoenixstar, hold stock options, stock options with tandem stock appreciation rights, and restricted shares of TSAT (collectively, the "TSAT Options"). Subsequent to the Restructuring, compensation expense related to the TSAT Options aggregated $1,541,000 and has been reflected as an increase in TSAT's investment in PRIMESTAR in the accompanying consolidated financial statements.

     Prior to the Restructuring, Phoenixstar Partners provided programming services to the Company and other authorized distributors in exchange for a fee based upon the number of subscribers receiving programming services. In addition, Phoenixstar Partners arranged for satellite capacity and uplink services, and provided national marketing and administrative support services in exchange of a separate authorization fee.

     Effective January 1, 1997, charges for customer fulfillment services provided by TCI were made pursuant to the Fulfillment Agreement entered into by the Company and TCIC in connection with the Spin-off. Pursuant to the fulfillment Agreement, TCIC continued to provide fulfillment services on an exclusive basis to the Company following the Spin-off with respect to customers of the PRIMESTAR-Registered Trademark- medium power service.
     Such services were performed in accordance with specified performance standards. Charges to TSAT pursuant to the Fulfillment Agreement aggregated $54,823,000 during 1997, of which $46,498,000 were capitalized installation costs. The Fulfillment Agreement terminated on December 31, 1997.

     Effective on the Spin-off Date, charges for administrative services provided by TCIC were made pursuant to the Transition Services Agreement. Pursuant to the Transition Services Agreement, TCI was obligated to provide to the Company certain services and other benefits. As compensation for the services rendered and for the benefits made available to the Company pursuant to the Transition Services Agreement, the Company was required to pay TCI a monthly fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers), up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. Amounts charged to TSAT pursuant to the Transition Services Agreement aggregated $3,174,000 and $11,579,000 for the years ended December 31, 1998 and 1997, respectively, and was included in selling, general and administrative expense in the accompanying consolidated statements of operations. Upon

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

     consummation of the Restructuring, TSAT and TCI agreed to terminate the Transition Services Agreement.

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

     Certain key employees of the Company hold stock options in tandem with SARs with respect to certain common stock of TCI. In connection with the Spin-off, the Company assumed the stock compensation liability with respect to such TCI options and SARs. Estimates of the compensation related to the options and/or SARs granted to employees of the Company have been recorded in the accompanying financial statements, but are subject to future adjustment based upon the market value of the underlying TCI common stock and, ultimately, on the final determination of market value when the rights are exercised. Non-cash increases (decreases) to such estimated stock compensation liability aggregated $5,554,000 during the year ended December 31, 1999. In 1999, 1998 and 1997, the Company recognized $6,261,000,
     $3,814,000 and $6,134,000, respectively, of stock compensation expense related to the aforementioned options with tandem SARs.

(13) SUBSEQUENT EVENTS

     Effective February 1, 2000, the Company entered into a Management Agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly management fee of $45,000.

     On March 16, 2000, the Company completed transactions with Liberty Media Corporation ("Liberty Media"). As a result of such transactions, the Company became the managing member (through its wholly-owned subsidiaries) of two new limited liability companies (collectively, the "Liberty Joint Ventures"), through which the Company holds interests in a number of satellite and related businesses. The Company also acquired from Liberty Media beneficial ownership in 5,084,745 shares of Sprint Corporation
     PCS common stock, having a market value of approximately $333 million as of March 24, 2000, in exchange for the issuance by the Company to Liberty Media of (i) Series A Preferred Stock of the Company with a liquidation value of $150 million and (ii) Series B Preferred Stock of the Company with a liquidation value of $150 million. The Series B Preferred Stock is convertible into Series B Common Stock of the Company at a conversion price of $8.84 per share, subject to adjustment, and prior to conversion represents approximately 85% of the voting power of the Company.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following lists the directors and executive officers of the Company, their birth dates, a description of their business experience and positions held with the Company, as of February 1, 2000.

          NAME                                   POSITION
-------------------------  ------------------------------------------------------
John C. Malone
Born March 7, 1941         Has served as Chairman of the Board and a director
                           of the Company since December 1996. Dr. Malone is also
                           currently the Chairman of the Board and a director of
                           Liberty Media Corporation. Dr. Malone served as Chief Executive
                           Officer of TCI from January 1994 until March 1999, and as
                           Chairman of the Board of TCI from November 1996 until March 1999.
                           Dr. Malone served as President of TCI from January 1994 to March
                           1997. Dr. Malone is also a director to AT&T, The Bank of New
                           York, USANi LLC, At Home Corporation, United GlobalCom, Inc. and
                           Cendant Corporation.

Gary S. Howard
Born February 22, 1951     Has served as Chief Executive Officer of the Company since
                           December 1996 and a director of the Company since November
                           1996. From February 1995 through August 1997, Mr. Howard
                           also served as President of the Company. Mr. Howard is also currently the Executive Vice President and Chief Operating
                           Officer of Liberty Media Corporation. Mr. Howard
                           served as Executive Vice President of TCI from December 1997 to March 1999; as Chief Executive Officer, Chairman of the
                           Board and director of TV Guide, Inc. from June 1997 to March
                           1999; and as President and Chief Executive Officer of TCI
                           Ventures Group, LLC from December 1997 to March 1999. Mr. Howard served as President of TV Guide, Inc. from June 1997 to
                           September 1997; and as Senior Vice President of TCI
                           Communications, Inc. from October 1994 to December 1996.
                           Mr. Howard is a director of Liberty Media Corporation, TV Guide,
                           Inc., Liberty Digital, Inc., and Teligent, Inc.


David P. Beddow
Born December 27, 1943     Has served as a director of the Company since December 1996.
                           Mr. Beddow has served as Vice President of Liberty Media
                           Corporation since April 1999. Mr. Beddow served as
                           Executive Vice President of TCIC and President and Chief
                           Executive Officer of NDTC from August 1998 until April 2000.
                           Prior to August 1998, Mr. Beddow served as Senior Vice
                           President of TCITV and NDTC since February 1995. Mr. Beddow served as Vice President of TCI Technology, Inc. from June
                           1993 to February 1995.

William E. Johnson
Born June 23, 1941         Has served as a director of the Company since December 1996.
                           Mr. Johnson served as Chief Executive Officer of Scientific
                           Atlanta, Inc. from January 1987 until his retirement in
                           December 1992. Mr. Johnson served as a director of
                           Intelligent Electronic, Inc. from November 1994 to 1998 and as a director of ATX, Inc. since January 1993.


                                       III-1

          NAME                                   POSITION
-------------------------  ------------------------------------------------------
John W. Goddard
Born May 4, 1941           Has served as a director of the Company since December 1996.
                           Mr. Goddard served as President and Chief Executive Officer of the cable division of Viacom International, Inc. from
                           1980 until the division was sold in July 1996. Mr. Goddard is also a director of Diva Systems Corporations, Phoenixstar,
                           Bend Cable Communications, Cable Television Laboratories, Inc.
                           (Cablelabs), and the Deafness Research Foundation and is a
                           Trustee of the Walter Kaitz Foundation.

Leo J. Hindery, Jr.
Born October 31, 1947      Has served as a director of the Company since November 1997.
                           Mr. Hindery is the Chief Executive Officer of Global
                           Crossings, Ltd. and of Global Center, Inc. Mr. Hindery served as President and Chief Operating Officer of TCI, and as
                           President and a director of TCIC, from March 1997 until March 1999, and as President and Chief Executive Officer of AT&T Broadband
                           and Internet Services from March 1999 until October 1999. Prior to joining TCI, Mr. Hindery was the founder, Managing General
                           Partner and Chief Executive Officer of InterMedia Partners and its
                           affiliated entities since 1988. Mr. Hindery is also a
                           director of Tanning Technology Corp., TD Waterhouse Group, Inc.,
                           VerticalNet, Inc., and Phoenixstar.

Christopher Sophinos
Born January 26, 1952      Has served as President of the Company since September 1997, and was previously Senior Vice President of the Company from
                           February 1996. Mr. Sophinos served as Senior Vice President of Phoenixstar from April 1998 until August 1999. Mr.
                           Sophinos served as the President of Boats Unlimited from
                           November 1993 to September 1998 and has served as a director of Sophinos & Sons, Inc. since November 1993.

Kenneth G. Carroll
Born April 21, 1955        Has served as Senior Vice President and Chief Financial
                           Officer of the Company since February 1995 and as Treasurer since
                           August 1999. He also served as Senior Vice President and Chief
                           Financial Officer of Phoenixstar since April 1998. From December
                           1994 to May 1997, Mr. Carroll served as Vice President of TCI K-1,
                           Inc. and as Vice President of United Artists K-1 Investments,
                           Inc. From April 1994 through January 1995, Mr. Carroll
                           served as Vice President of Business Operations and Chief
                           Financial Officer of Netlink USA, a subsidiary of TCI and
                           from July 1992 to May 1994, Mr. Carroll served as Senior
                           Director of Finance and Business Operations of Netlink.

William D. Myers
Born March 23, 1958        Served as Vice President and Treasurer of the Company from
                           September 1996 until August 1999. He also served as Vice
                           President and Treasurer of Phoenixstar from April 1998 until
                           August 1999. Mr. Myers served as Vice President of TCI Cable
                           Management Corporation from November 1994 through August
                           1996. Mr. Myers served as Director of Finance of TCI from
                           December 1991 to November 1994.


                                       III-2

          NAME                                   POSITION
-------------------------  ------------------------------------------------------


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

The Company's charter provides for a classified Board of Directors of not less than three members, divided into three classes of approximately equal size, with each class to be elected for a three-year term at each annual meeting of stockholders. The exact number of directors is fixed by resolution of the TSAT Board. In connection with the Spin-off, the number of directors on the TSAT Board was fixed at five. On November 10, 1997, the TSAT Board voted to increase the size of the TSAT Board from five to six, and to add Leo
J. Hindery, Jr. to fill the newly created directorship. For purposes of determining their terms, directors are divided into three classes. The Class I directors, whose terms were scheduled to expire at the 1997 annual stockholders' meeting, are Mr. Beddow and Mr. Hindery. The Class II directors, whose terms were to expire at the 1998 annual stockholders' meeting, are Messrs. Howard and Johnson. The Class III directors, whose terms were to expire at the 1999 annual stockholders' meeting, are Dr. Malone and Mr. Goddard. On November 10, 1997, approximately 11 months after the Spin-off, the TSAT Board determined that the 1997 annual stockholders meeting would not be held, as a result of the pendency of the proposed Roll-up Plan, which would have resulted in the merger of the Company with and into Phoenixstar. On March 6, 1998, the Company held a special meeting of stockholders to vote on the Roll-up Plan, which was approved by more than 66-2/3% of the outstanding voting power of the Series A Common Stock and Series B Common Stock, voting together as a class. Due to the pendency of the TSAT Merger in 1998 and the Hughes High Power Transaction and Medium Power Transaction in 1999, the 1998 and 1999 annual stockholders meeting were also deferred. The Company currently expects that the 2000 annual stockholders meeting will be held during the summer of 2000. At the 2000 annual stockholders meeting, TSAT stockholders will have an opportunity to vote with respect to the election of two Class I directors (whose terms will expire in 2001), two Class II directors (whose terms will expire in 2002 and two Class III directors (whose terms will expire in 2003.

There are no family relations by blood, marriage or adoption, of first cousin or closer, among the above named individuals.

                                       III-3

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

Based solely on review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations that no Forms 5 were required, the Company believes that, during the year ended December 31, 1999, its officers, directors and greater-than-ten-percent beneficial owner complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

(a)  SUMMARY COMPENSATION TABLE

     Certain directors, officers and employees of TCI and its subsidiaries (including the Company, prior to the Spin-off) were granted options to purchase shares of Series A TCI Group Common Stock ("TCI Options") and stock appreciation rights with respect to shares of Series A TCI Group Common Stock ("TCI SARs"). The TCI Options and TCI SARs were granted pursuant to various stock plans of TCI (the "TCI Plans").

     Immediately prior to the Spin-off, each TCI Option was divided into two separately exercisable options: (i) an option to purchase Series A Common Stock (an "Add-on Company Option"), exercisable for the number of shares of Series A Common Stock that would have been issued in the Spin-off in respect of the shares of Series A TCI Group Stock subject to the applicable TCI Option, if such TCI Option had been exercised in full immediately prior to the Spin-off Date, and (ii) an option to purchase Series A TCI Group Stock (an "Adjusted TCI Option"), exercisable for the same number of shares of Series A TCI Group Stock as the corresponding TCI Option had been. The aggregate exercise price of each TCI Option was allocated between the Add-on Company Option and the Adjusted TCI Option into which it was divided, and all other terms of the Add-on Company Option and Adjusted TCI Option are in all material respects the same as the terms of such TCI Option. Similar adjustments were made to the outstanding TCI SARs, resulting in the holders thereof holding Adjusted TCI SARs and Add-on Company SARs instead of TCI SARs, and to outstanding restricted share awards, resulting in the holders thereof holding restricted shares of Series A Common Stock in addition to restricted shares of Series A TCI Group Stock, effective immediately prior the Spin-off.

     As a result of the foregoing, certain persons who remained TCI employees or non-employee directors after the Spin-off and certain persons who were TCI employees prior the Spin-off but became Company employees after the Spin-off hold both adjusted TCI Options and separate Add-on Company Options and/or hold both Adjusted TCI SARs and separate Add-on Company SARs. The obligations with respect to the Adjusted TCI Options, Add-on Company Options, Adjusted TCI SARs and Add-on Company SARs held by TCI employees and non-employee directors are obligations solely of TCI. The obligations with respect to the Adjusted TCI Options, Add-on Company Options, Adjusted TCI SARs and Add-on Company SARs held by persons who were Company employees at the time of the Spin-off and following the Spin-off were no longer TCI employees ("Company Employees") are obligations solely of the Company. Prior to the Spin-off, TCI and the Company entered into an agreement to sell to each other from time to time at the then current market price shares of Series A TCI Group Common Stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations under such securities.

                                       III-4

     The following table is a summary of all forms of compensation paid by the Company to the officers named therein for services rendered in all capacities to the Company for the fiscal years ended December 31, 1999, 1998, and 1997 (total of four persons).


                                                   ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                         ----------------------------------------   ---------------------------
                                                                        OTHER                      SECURITIES          ALL
      NAME AND                                                          ANNUAL       RESTRICTED    UNDERLYING         OTHER
 PRINCIPAL POSITION                                                  COMPENSATION      STOCK        OPTIONS/      COMPENSATION
  WITH THE COMPANY              YEAR      SALARY          BONUS          (4)           AWARD          SARS             (8)
--------------------            ----     --------        -------     ------------   -----------    -----------    -----------
Gary S. Howard (1)              1999     $     --             --          --             --             --             --
  (Chief Executive Officer)     1998           --             --          --             --             --        $    --
                                1997      215,519        120,600       2,976      1,000,000(5)          --         17,158

Christopher Sophinos (2)        1999       51,923(3)          --          --             --        425,000(7)          --
   (President)                  1998       51,626         35,500          --             --             --          4,667
                                1997      174,538         70,000          --        400,000(5)     100,000(6)      10,240

Kenneth G. Carroll (2)          1999           --             --          --             --        425,000(7)          --
  (Senior Vice President        1998       51,827         35,500          --             --             --          4,590
   and Chief Financial          1997      174,538         78,846       2,182        400,000(5)     100,000(6)       9,934
   Officer)

William D. Meyers (2)           1999           --             --          --             --             --             --
  (Vice President and           1998       41,731         26,000          --             --             --          2,617
  Treasurer)                    1997      139,827         35,000       2,352        400,000(5)     100,000(6)       9,711


                                       III-5

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

(2) In connection with the Restructuring and effective April 1, 1998, Messrs. Sophinos, Carroll and Myers became officers of Phoenixstar; and from that date forward, all of such officers' compensation for 1998 was paid by Phoenixstar. Accordingly, the 1998 compensation information included in the table represents three months of employment.

(3) Mr. Sophinos' employment by Phoenixstar terminated on August 31, 1999. Mr. Sophinos began receiving compensation from TSAT on September 1, 1999. Accordingly, the 1999 compensation information included in the table represents four months of employment.

(4)  Consists of amounts reimbursed during the year for the payment of taxes.

(5) Pursuant to the TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan (the "TSAT 1996 Plan"), Mr. Howard was granted 125,000 restricted shares of Series A Common Stock and Messrs. Sophinos, Carroll and Myers were each granted 50,000 restricted shares vested as to 50% on each of January 1, 2001 and January 1, 2002. On November 10, 1997, the TSAT Board and the Compensation Committee of the TSAT Board approved modifications to the terms of such awards, accelerating the vesting provisions to provide for vesting of 50% on February 3, 1999 and as to the remaining 50% on February 3, 2000. The value of Mr. Howard's unvested restricted shares at the end of 1999 was $1,000,000, and the value of each of Messrs. Sophinos', Carroll's and Myers' unvested restricted shares at the end of 1999 was $400,000. The Company has not paid cash dividends on the Series A common Stock and does not anticipate paying cash dividends on the Series A Common Stock at any time in the foreseeable future.

(6) Pursuant to the TSAT 1996 Plan, Messrs. Sophinos, Carroll and Myers were each granted options with tandem SARs to purchase 100,000 shares of Series A Common Stock at a purchase price of $8.00. As originally granted each such grant of options vests evenly over five years with such vesting period beginning January 1, 1997, first became exercisable on January 1, 1998 and expires on December 31, 2006. On November 10, 1997, the TSAT Board and the TSAT compensation committee approved modifications to the vesting of all options issued pursuant to the TSAT 1996 Plan, accelerating the vesting schedules under such options from five to three years, commencing February 1998.

(7) Pursuant to the TSAT 1996 Plan, Messrs. Sophinos and Carroll were each granted options to purchase 200,000 shares of Series A Common Stock at a purchase price of $7.125 and 225,000 shares of Series A Common stock at a purchase price of $8.84.

                                       III-6

(8) Includes TSAT contributions to the TSAT Employee Stock Purchase Plan (the "TSAT ESPP") from January 1, 1997 through March 31, 1998. All named executives were fully vested in such plans. Directors who are not employees of TSAT are ineligible to participate in the TSAT ESPP. The TSAT ESPP, a defined contribution plan, enables participating employees to acquire a proprietary interest in TSAT and benefits upon retirement. Under the terms of the TSAT ESPP, employees were eligible for participation after one year of service. The TSAT ESPP's normal retirement age is 65 years. Participants could contribute up to 10% of their compensation and TSAT (by annual resolution of the TSAT Board) could contribute up to a matching 100% of the participants' contributions. The TSAT ESPP included a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) were used to reduce TSAT's otherwise determined contributions. In connection with the Restructuring and effective June 30, 1998, the TSAT ESPP was merged into the Phoenixstar, Inc. 401(k) Savings Plan. Also includes insurance premiums paid by TSAT in 1998 for the benefit of Messrs. Sophinos, Carroll and Myers in the amount of $245, $148 and $113, respectively, and in 1997 for the benefit of Messrs. Howard, Sophinos, Carroll and Myers in the amount of $2,158, $740, $434 and $211, respectively.

(b)  OPTION AND SARS GRANTS IN LAST FISCAL YEAR

     The following table discloses information regarding stock options granted during the year ended December 31, 1999 to each of the named executive officers of the Company in respect of shares of Class A Common stock under the TSAT 1996 Plan.

                                               % OF
                            NUMBER OF         TOTAL                  MARKET
                            SECURITIES      GRANTED TO    EXERCISE  PRICE ON
                            UNDERLYING    OFFICERS AND    OR BASE     GRANT                          GRANT DATE
                            OPTIONS         EMPLOYEES     PRICE       DATE                            PRESENT
       NAME                 GRANTED (1)       1999        ($/SH)    ($/SH)(2)   EXPIRATION DATE       VALUE (3)
---------------------       -----------    ----------     ------    ---------   ----------------      ---------
Gary S. Howard                   --              --          --         --            --                    --
Christopher Sophinos        200,000           16.80%       7.125       7.125     December 1, 2009    1,218,600
                            225,000           18.90%       8.84        7.125     December 1, 2009    1,342,800
Kenneth G. Carroll          200,000           16.80%       7.125       7.125     December 1, 2009    1,218,600
                            225,000           18.90%       8.84        7.125     December 1, 2009    1,342,800
William D. Meyers                --              --          --         --            --                    --


(1) Effective December 1, 1999 certain key employees and officers of TSAT were granted, pursuant to the TSAT 1996 Plan, an aggregate of 628,000 options to acquire shares of Class A Common stock at a per share exercise price of $7.125 and 562,500 options to acquire shares of Class A Common Stock at a per share exercise price of $8.84 (the "1999 Grant"). Each such grant of options vests over a five-year period beginning on the date of grant, first becomes exercisable as to 25% on the second anniversary of the date of grant and becomes exercisable as to an additional 25% on each of the third, fourth, and fifth anniversaries of the date of grant, and expires on

                                       III-7

     December 1, 2009.

(2) Represents the closing market price per share of TSAT Series A Common Stock on December 1, 1999, the date of grant.

(3) The value shown is based on the Black-Scholes model and is stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following:
     (a) a 5% discount rate; (b) a 84% volatility factor; (c) the 10-year option term; (d) the closing price of TSAT Series A Common Stock on December 1, 1999; and (e) a per share exercise price of $7.125 or $8.84 accordingly. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

(c) AGGREGATED TSAT OPTION/SAR EXERCISES AND FISCAL YEAR-END TSAT OPTION/SAR VALUES

     The following table provides, for the executives named in the Summary Compensation Table, information on (i) the exercise during the year ended December 31, 1999, of options with respect to shares of Series A Common Stock, (ii) the number of shares of Series A Common Stock represented by unexercised options owned by them at December 31, 1999, and (iii) the value of those options as of the same date.


                                                                   NUMBER OF
                                                                   SECURITIES           VALUE OF
                                                                   UNDERLYING         UNEXERCISED
                                                                   UNEXERCISED       IN-THE-MONEY
                                                                     OPTIONS/          OPTIONS/
                                                                     SARS AT            SARS AT
                                                                   DECEMBER 31,       DECEMBER 31,
                                          SHARES                       1999               1999
                                         ACQUIRED     VALUE        EXERCISABLE/       EXERCISABLE/
               NAME                    ON EXERCISE   REALIZED      UNEXERCISABLE      UNEXERCISABLE
         ------------------            ------------  --------      -------------      -------------
         Gary S. Howard
            Exercisable Series A            --         $     --         425,446        $  2,844,901
            Unexercisable Series A          --               --         268,630           1,923,391
         Christopher Sophinos
            Exercisable Series A            --               --          66,667             533,336
            Unexercisable Series A          --               --         458,333           3,652,664

                                       III-8


                                                                   NUMBER OF
                                                                   SECURITIES           VALUE OF
                                                                   UNDERLYING         UNEXERCISED
                                                                   UNEXERCISED       IN-THE-MONEY
                                                                     OPTIONS/          OPTIONS/
                                                                     SARS AT            SARS AT
                                                                   DECEMBER 31,       DECEMBER 31,
                                          SHARES                       1999               1999
                                         ACQUIRED     VALUE        EXERCISABLE/       EXERCISABLE/
               NAME                    ON EXERCISE   REALIZED      UNEXERCISABLE      UNEXERCISABLE
         ------------------            ------------  --------      -------------      -------------
         Kenneth G. Carroll
            Exercisable Series A            --           --            68,467         $   533,336
            Unexercisable Series A          --           --           458,683           3,652,664
         William D. Myers
            Exercisable Series A            --           --           101,900             800,000
            Unexercisable Series A          --           --                --                  --

(d)  COMPENSATION OF DIRECTORS

     Members of the TSAT Board who are also full-time employees of the Company or Liberty Media, or any of their respective subsidiaries, do not receive any additional compensation for their services as directors. Directors who are not full-time employees of the Company or Liberty Media, or any of their respective subsidiaries, receive a retainer of $30,000 per year. All members of the TSAT Board are also reimbursed for expenses incurred to attend any meeting of the TSAT Board or any committee thereof. In addition, on March 6, 1998, the TSAT stockholders approved the TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Stock Option Plan (the "TSAT DSOP"). Pursuant to the TSAT DSOP, each of the persons who were directors of the Company, but not employees of the Company or any of the Company's subsidiaries (each such director, a "Nonemployee Director") as of February 3, 1997 has been granted options to purchase 50,000 shares of Series A Common Stock, and each person who becomes a Nonemployee Director after February 3, 1997 will be automatically granted options to purchase 50,000 shares of Series A Common Stock upon such person's becoming a director. The TSAT DSOP provides that the per share exercise price of each option granted under the TSAT DSOP will be equal to the fair market value of the Series A Common Stock on the date such option is granted. In general, fair market value is determined by reference to the last sale price for shares of Series A Common Stock on the date of grant.


                                       III-9

(e) ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER

     PARTICIPATION IN COMPENSATION DECISIONS

     The members of the Company's compensation committee are Messrs. William E. Johnson and John. W. Goddard, each a director of the Company. None of the members of the compensation committee are or were officers of the Company or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table lists stockholders believed by the Company to be the beneficial owners of more than five percent of the outstanding Company Common Stock as of December 31, 1999. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them except as otherwise stated in the notes to the table.


    NAME AND ADDRESS                 TITLE      NUMBER OF SHARES         PERCENT       VOTING
  OF BENEFICIAL OWNER              OF CLASS    BENEFICIALLY OWNED     OF CLASS (1)    POWER (1)
--------------------------         ---------   ------------------     ------------    ---------
John C. Malone,
   Chairman of the Board
   5619 DTC Parkway                Series A        909,845(3)             1.4%          23.9%
   Englewood, Colorado             Series B      3,439,958(4)            40.6%

Kim Magness
   (individually as
   a member of Magness
   Security LLC
   4000 E. Belleview               Series A        383,806(2)(7)         0.61%           21.3%
   Greenwood Village, Colorado     Series B      3,745,206(2)            25.6%

Gary Magness
   (as co-representative
   of the estate of Bob
   Magness)
   29 Sunset Drive                 Series A        243,373                 *            21.3%
   Englewood, Colorado             Series B      3,120,770(2)            36.9%

The Associated Group, Inc.
   200 Gateway Towers              Series A      1,247,997(5)             2.0%           5.6%
   Pittsburgh, Pennsylvania        Series B        707,185(6)             8.4%


                                       III-10


    NAME AND ADDRESS                 TITLE      NUMBER OF SHARES         PERCENT       VOTING
  OF BENEFICIAL OWNER              OF CLASS    BENEFICIALLY OWNED     OF CLASS (1)    POWER (1)
--------------------------         ---------   ------------------     ------------    ---------
Tudor Investment Corporation
   600 Steamboat Road              Series A      4,238,670(8)             6.7%           2.9%
   Greenwich, CT  06830

Paul Tudor Jones, II
   c/o Tudor Investment            Series A      4,519,100(8)             7.2%           3.1%
   Corporation
   600 Steamboat Road
   Greenwich, CT  06830


     *Less than one percent.

(1) Based on 62,894,446 shares of Series A Common Stock and 8,465,224 shares of Series B Common Stock outstanding as of December 31, 1999.

(2) Effective January 5, 1998, Mr. Kim Magness and Mr. Gary Magness were appointed co-Personal Representatives of the Estate of Bob Magness.

(3) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARS, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with SARs in November of 1992 to acquire 100,000 shares of Series A Common Stock, all of which options are currently exercisable; and (ii) stock options granted in tandem with SARs in December of 1995 to acquire 100,000 shares of Series A Common Stock, of which options to purchase 80,000 shares are currently exercisable. Also assumes the exercise in full of options to purchase 50,000 shares of Series A Common Stock granted pursuant to the TSAT DSOP effective February 3, 1997, 33,333 of which options are vested.

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

(7) Includes 210,533 shares of Series A Common Stock and 634,621 shares of Series B common Stock held by Magness Securities LLC. Mr. Magness is deemed to have beneficial ownership over such shares as a member of Magness Securities LLC. Also assumes the exercise in full of all Add-on Company Options and Add-on Company SARs, whether or not then exercisable or in-the-money of stock options granted in November of 1994 to acquire
     5,000 shares of Series A Common Stock, all of which options are currently exercisable.

                                       III-11

(8) The number of shares in the table is based upon a Schedule 13G, dated February 14, 2000, filed by Tudor Investment Corporation which Schedule 13G reflects that said company has shared voting power over 4,238,670 shares and shared dispositive power over 4,238,670 shares of Series A Common Stock.

(9) The number of shares in the table is based upon a Schedule 13G, dated February 14, 2000, filed by Paul Tudor Jones, II, which Schedules 13G reflects that said individual has shared voting power over 4,519,100 shares and shared dispositive power over 4,519,100 shares of Series A Common Stock.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table lists the number of shares of Company Common Stock believed to be owned beneficially by each director and each of the executive officers named in the above Summary Compensation Table, and all directors and executive officers as a group as of December 31, 1999, according to data furnished by the persons named. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other persons. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them.


                                                                                  VOTING
        NAME                     SERIES A        SERIES B     SERIES A  SERIES B POWER (1)
----------------------         -----------    --------------  --------  -------- ---------
Directors:
  John C. Malone                909,845(2)      3,439,958(3)    1.5%    40.6%      23.9%
  Gary S. Howard                824,215(4)             --       1.4%      --         *
  David P. Beddow               414,300(5)             --        *        --         *
  William E. Johnson             50,200(6)             10        *        *          *
  John W. Goddard                51,408(6)(7)       1,425(7)     *        *          *
  Leo J. Hindery, Jr             50,000(6)             --        *        --         *
Other named executive
  officers:
   Christopher Sophinos         575,000(8)             --        *        --         *

   Kenneth G. Carroll           577,170(9)             --        *        --         *
   William D. Myers             151,974(10)            --        *        --         *
All directors and
  executive officers
  as a group (nine persons)   3,604,112         3,441,393       5.7%    40.7%      25.8%


     *Less than one percent.

(1) Based on 62,894,446 shares of Series A Common Stock and 8,465,224 shares of Series B Common Stock outstanding as of December 31, 1998.

(2) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (1) stock options granted in tandem with SARs in November of 1992 to acquire 100,000 shares of Series A

                                       III-12

     Common Stock, all of which options are currently exercisable; and (ii) stock options granted in tandem with SARs in December of 1995 to acquire 100,000 shares of Series A Common Stock, of which options to purchase 80,000 shares are currently exercisable. Also assumes the exercise in full of options to purchase 50,000 shares of Series A Common Stock granted pursuant to the TSAT DSOP effective February 3, 1997, of which options to purchase 33,333 shares are currently vested.

(3) Includes 117,300 shares of Series B Common Stock held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone disclaims any beneficial ownership of such shares.

(4) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with SARs in November of 1992 to acquire 5,000 shares of Series A Common Stock, all of which options are currently exercisable; (ii) stock options in tandem with SARs granted in October of 1993 to acquire 5,000 shares of Series A Common Stock, all of which options are currently exercisable; (iii) stock options in tandem with SARs granted in November of 1994 to acquire 5,000 shares of Series A Common Stock, all of which options to are currently exercisable;
     (iv) stock options granted in tandem with SARs in December of 1995 to purchase 15,000 shares of Series A Common Stock, of which options to acquire 12,000 shares are currently exercisable; and (v) stock options granted in December of 1996 to purchase 664,076 shares of Series A Common Stock, of which options to acquire 398,446 shares are currently exercisable. Additionally assumes the vesting in full of 126,500 restricted shares of Series A Common Stock, 63,250 of which are currently vested. Also includes 1,022 shares of Series A Common Stock held by trusts in which Mr. Howard is beneficial owner as trustee for his children.

(5) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with SARs in October of 1993 to acquire 750 shares of Series A Common Stock, all of which options are currently exercisable; (ii) stock options granted in tandem with SARs in November of 1994 to acquire 5,000 shares of Series A Common Stock, all of which are currently exercisable; (iii) stock options granted in tandem with SARs in December of 1995 to purchase 25,000 shares of Series A Common Stock, of which options to purchase 20,000 shares are currently exercisable; and (iv) stock options granted in December of 1996 to purchase 332,038 shares of Series A Common Stock, of which options to acquire 199,223 shares are currently exercisable. Additionally assumes the vesting in full of 1,500 restricted shares of Series A Common Stock, 750 of which are currently vested. Also assumes the exercise in full, whether or not then exercisable or in-the-money, of options to purchase 50,000 shares of Series A Common Stock granted pursuant to the TSAT DSOP effective February 3, 1997, of which options to purchase 33,334 shares are currently vested.

(6) Assumes the exercise in full, whether or not then exercisable or in-the-money, of options to purchase 50,000 shares of Series A Common Stock granted pursuant to the TSAT DSOP, of which options to purchase 33,334 shares are currently vented.

(7) Includes 478 shares of Series A Common Stock held by Mr. Goddard's wife, of which Mr. Goddard is beneficial owner, and 129 shares of Series B Common Stock held by a trust in which Mr. Goddard is beneficial owner as trustee.

(8) Assumes the exercise in full, whether or not then exercisable or in-the-money, of stock options granted in tandem with SARs in February of 1997 to purchase 100,000 shares of Series A Common Stock, of which options to purchase 66,667 shares are currently exercisable, and assumes the vesting in full of 50,000 restricted shares of Series A Common Stock, 25,000 of

                                       III-13
     which are currently vested. Additionally assumes the exercise in full, whether or not then exercisable or in-the-money of stock options granted in December of 1999 to purchase 425,000 shares of Series A Common Stock, none of which are currently exercisable.

(9) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or not then exercisable or in-the-money, in respect of the following: (1) stock options granted in tandem with SARs in November of 1994 to acquire 400 shares of Series A Common Stock, all of which options are currently exercisable; and (ii) stock options granted in tandem with SARs in December of 1995 to purchase 1,750 shares of Series A Common Stock, of which options to purchase 1,400 shares of Series A Common Stock are currently exercisable. Additionally assumes the exercise in full, whether or not then exercisable or in-the-money, of stock options granted in tandem with SARs in February of 1997 to purchase 100,000 shares of Series A Common Stock, of which options to purchase 66,667 shares are currently exercisable, and assumes the vesting in full of 50,000 restricted shares of Series A Common Stock, 25,000 of which are currently vested. Additionally assumes the exercise in full, whether or not then exercisable or in-the-money, of stock options granted in December of 1999 to purchase 425,000 shares of Series A Common Stock, none of which are currently exercisable.

(10) Assumes the exercise in full of all Add-On Company Options and Add-On Company SARs, whether or note then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with SARs in November of 1994 to acquire 900 shares of Series A Common Stock, all of which options are currently exercisable; and (ii) stock options granted in tandem with SARs in December of 1995 to purchase 1,000 shares of Series A Common Stock, all of which options are currently exercisable. Additionally assumes the exercise in full, whether or not then exercisable or in-the-money, of stock options granted in tandem with SARs in February of 1997 to purchase 100,000 shares of Series A Common Stock, all of which options are currently exercisable, and assumes the vesting in full of 50,000 restricted shares of Series A Common Stock, all of which are currently vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to the March 9, 1999 merger of TCI into AT&T, John Malone was the Chairman of the Board and a director of TCI and also the Chairman of the Board and a director of the Company. Dr. Malone was also a principal stockholder of TCI and currently is a principal stockholder of the Company.

     The Company was formed in connection with the Spin-off to own and operate certain businesses of TCI constituting all of TCI's interests in the digital satellite business. On the Spin-off Date, TCI distributed all the shares of Company Common Stock held by TCI to the holders of record of TCI Group Stock, on the basis of one share of Series A Stock for each ten shares of Series A TCI Group

                                       III-14

     Stock, and one share of Series B Common Stock for each ten shares of Series B TCI Group Stock held by such holders.

     Since the consummation of the Spin-off, the Company and TCI have operated independently. However, for the purposes of governing certain of the ongoing relationships between the Company and TCI after the Spin-off, and to provide mechanisms for an orderly transition, the Company and TCI entered into various agreements, including the "Reorganization Agreement", the "Transition Services Agreement," an amendment to TCI's existing "Tax Sharing Agreement," the "Indemnification Agreements," the "Trade name and Service Mark Agreement" and the "Share Purchase Agreement," all of which are described below.

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

     Pursuant to the Reorganization Agreement, the Company assumed TCI's obligations under options granted to Brendan R. Clouston, Larry E. Romrell and David P. Beddow to purchase shares of Series A Common Stock representing 1.0%, 1.0% and 0.5%, respectively, of the shares of Company Common Stock issued and outstanding on the Spin-off Date, determined immediately after giving effect to the spin-off but before giving effect to the issuance of the shares of Series A Common Stock issuable upon exercise of such options; and granted an option to TCI to purchase up to 4,765,000 shares of Series A Common Stock (as such number may be adjusted to reflect stock dividends, stock splits and the like), for a purchase price equal to the par value of such shares, as necessary to satisfy TCI's obligations to deliver shares of Series A Common Stock upon conversion of certain convertible securities of TCI as a result of the Spin-off. During the year ended December 31, 1999, the Company issued 3,451,880 shares of Series A Common Stock to TCI under this arrangement.


                                       III-15

     TRADE NAME AND SERVICE MARK LICENSE AGREEMENT. Pursuant to the Trade Name and Service Mark License Agreement (the "License Agreement"), TCI granted to the Company, for an initial term of three years following the Distribution, a non-exclusive non-assignable license to use certain trade names and service marks specifically identified in the License Agreement, including the mark "TCI" in the context of the Digital Satellite Business. The License Agreement provides, among other things, that all advertising, promotion and use of certain of TCI's trade names and service markets by the Company shall be consistent wit TCI guidelines and standards, as well as subject to TCI approval in certain circumstances. Since the Distribution, the Company has taken steps to phase out the use of the TCI names and marks covered by the License Agreement, except in connection with its corporate name. The Company and TCI amended the License Agreement immediately prior to the closing of the Restructuring to reflect such limited use. The License Agreement has now expired.

     OTHER ARRANGEMENTS. On the Spin-off Date, TCI and the Company entered into the Share Purchase Agreement, which obligates TCI and the Company to sell to each other from time to time, at the then current market price, shares of Series A TCI Group Common Stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations under Adjusted TCI Options and Add-on Company Options held after the Spin-off Date by their respective employees and non-employee directors. During the year ended December 31, 1999, the Company did not issue shares of Series A Common Stock to TCI under this arrangement.

     Certain officers of the Company who were officers or directors of TCI and/or TCIC prior to the Spin-off received undertakings of indemnification from TCI and/or TCIC. Such undertakings survived the Spin-off.

     In June 1996, the TCI Board authorized TCI to permit certain of its executive officers to acquire the equity interests in certain of TCI's subsidiaries. In connection therewith, the TCI Board approved the acquisition by each of Brendan R. Clouston and Larry E. Romrell, executive officers of TCI, of 1.0% of the net equity of the Company. The TCI Board also approved the acquisition by Gary S. Howard, an executive officer of TCIC prior to the Spin-off Date and chief executive officer and a director of the Company, of 1.0% of the net equity of the Company and the acquisition by David P. Beddow, an executive officer of certain TCI subsidiaries and a director of the Company, of 0.5% of the net equity of the Company. The TCI Board determined to structure such transactions as grants to such persons of options to purchase shares of Series A Common Stock representing 1.0% (in the case of each of Messrs. Clouston, Romrell and Howard) and 0.5% (in the case of Mr. Beddow) of the shares of Series A Common Stock and Series B Common Stock issued and outstanding on the Spin-off Date, determined immediately after giving effect to the Spin-off, but before giving effect to any exercise of such option ("Distribution Date Options"). Distribution Date Options to purchase 2,324,266 shares of Series A Common Stock at a per share price of $8.86 were granted on the Spin-off Date. Pursuant to the Reorganization Agreement, and (in the case of the options granted to Messrs. Clouston, Romrell and Beddow) in partial consideration for the capital contribution made by TCI to the Company in connection with the Spin-off, the Company agreed, effective as of the Spin-off Date, to bear all obligations under such options and to enter into stock option agreements with respect to such options with each of Messrs. Clouston, Romrell, Howard and Beddow.

                                       III-16

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TCI SATELLITE ENTERTAINMENT, INC.


                                       By: /s/ Gary S. Howard
                                          ------------------------------
                                          Name: Gary S. Howard
                                          Title:  Chief Executive Officer

Dated March 31, 2000

     Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


           Signature                         Title                             Date
           ---------                         -----                             ----

/s/ John C. Malone
---------------------------       Chairman of the Board and                March 31, 2000
John C. Malone                        Director

/s/ Gary S. Howard
---------------------------       Director and Chief Executive             March 31, 2000
Gary S. Howard                        Officer

/s/ David P. Beddow
---------------------------       Director                                 March 31, 2000
David P. Beddow

/s/ John W. Goddard
---------------------------       Director                                 March 31, 2000
John W. Goddard

/s/ Leo J. Hindery, Jr.
---------------------------       Director                                 March 31, 2000
Leo J. Hindery, Jr.

/s/ Christopher Sophinos
---------------------------       President                                March 31, 2000
Christopher Sophinos

/s/ Kenneth G. Carroll
---------------------------       Senior Vice President                    March 31, 2000
Kenneth G. Carroll                    Chief Financial Officer and
                                      Treasurer (Principal Financial
                                      Officer)

                                       III-17

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

Included in Part II of this Report:                               Page No.
         Independent Auditors' Report                              II-8

         Consolidated Balance Sheets,
            December 31, 1999 and 1998                             II-9

         Consolidated Statements of Operations,
            Years ended December 31, 1999, 1998 and 1997           II-10

         Consolidated Statements of Equity (Deficit),
            Years ended December 31, 1999, 1998 and 1997           II-11

         Consolidated Statements of Cash Flows,
            Years ended December 31, 1999, 1998 and 1997           II-12

         Notes to Consolidated Financial Statements,
            December 31, 1999, 1998 and 1997                       II-13

(a) (2)  FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this Report:

    (i)  Financial Statement Schedules required to be filed:

         Schedule II - Valuation and Qualifying Accounts,
            Years ended December 31, 1999,                          IV-6


(a) (3)  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

2 -     Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1     Reorganization Agreement dated as of December 4, 1996, among
        Tele-Communications, Inc. ("TCI"), TCI Communications, Inc. ("TCIC"),
        Tempo Enterprises, Inc., TCI Digital Satellite Entertainment, Inc., TCI
        K-1, Inc. ("TCI K-1"), United Artists K-1 Investments, Inc. ("UA K-1"),
        TCI SE Partner 1, Inc. ("TCISE 1"), TCI SE Partner 2, Inc. "(TCISE 2") and TCI Satellite Entertainment, Inc. (the "Company"). (d)

2.2     Merger and Contribution Agreement dates as of February 6, 1998, among the Company, PRIMESTAR, Inc., Time Warner Entertainment Company L.P.
        ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation
        ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware,
        Inc. ("MediaOne") and GE American Communications, Inc. ("GE Americom"). (f)

2.3     Asset Transfer Agreement dates as of February 6, 1998, between the
        Company and PRIMESTAR, Inc. (f)

2.4 Agreement and plan of Merger dates as of February 6, 1998, between the Company and PRIMESTAR, Inc. (f)

2.5     Guarantee Agreement dated as of February 6, 1998, by US WEST Media
        Group, Inc. ("US West"), in favor of each of the Company, PRIMESTAR, Inc., TWE, Newhouse, Comcast, Cox and GE Americom. (f)

2.6 Letter Agreement dates as of February 6, 1998, between John C. Malone and the Company, PRIMESTAR, Inc., TWE, Newhouse, Comcast, Cox, MediaOne and GE Americom, for the benefit of the Company, PRIMESTAR, Inc., TWE, Newhouse, Comcast, Cox, MediaOne and GE Americom. (f)

2.7     Voting Agreement dates as of June 12, 1997, among John C. Malone, Time
        Warner Cable, a division of TWE, Comcast, the Company, Cox, MediaOne,
        Newhouse and GE Americom. (f)

2.8     Voting Agreement dates as of June 12, 1997, among Donne F. Fisher, as
        Co-Personal Representative of the Estate of Bob Magness, Time Warner
        Cable, a division of TWE, Comcast, the Company, Cox, MediaOne, Newhouse and GE Americom. (f)

2.9     Voting Agreement dates as of June 12, 1997, among TCI, John C. Malone,
        Time Warner Cable, a division of TWE, Comcast, the Company, Cox,
        MediaOne, Newhouse and GE Americom. (f)


2.10    Form of Stockholders Agreement among PRIMESTAR, Inc., the Company, TWE,
        Newhouse, Comcast, Cox, MediaOne, Continental Satellite company, Inc./,
        Continental Satellite Company of Chicago, Inc., Continental Satellite
        Company of Minnesota, inc., Continental Satellite company of New
        England, Inc., Continental Satellite Company of Michigan, Inc.,
        Continental Satellite Company of Ohio, Inc., Continental Satellite
        Company of Virginia, Inc., MediaOne Satellite II, Inc., GE Americom and
        John C. Malone. (f)

2.11    Form of Registration Rights Agreement among PRIMESTAR, inc., the
        Company, TWE, Newhouse, Comcast, Cox, MediaOne, Continental Satellite company, Inc./, Continental Satellite Company of Chicago, Inc.,
        Continental Satellite Company of Minnesota, inc., Continental Satellite company of New England, Inc., Continental Satellite Company of Michigan,
        Inc., Continental Satellite Company of Ohio, Inc., Continental Satellite
        Company of Virginia, Inc., MediaOne Satellite II, Inc., GE Americom and
        John C. Malone. (f)

2.12    Share Appreciation Rights Agreement, dated as of April 28, 1999(h)

2.13    Pledge and Security Agreement dated as of April 28, 1999(h)

2.14 Amendment dated as of March 10, 1999 to TSAT Tempo Agreement Dated as of February 6, 1998 Between Primestar, Inc. and TCI Satellite
        Entertainment, Inc.(a)

2.15    Termination Agreement TSAT Merger Agreement(a)

2.16    Stockholders Agreement dates as of February 6, 1998, among PRIMESTAR,
        Inc., the Company and John C. Malone. (f)

2.17    TSAT Tempo Agreement dated as of February 6, 1998, between PRIMESTAR,
        Inc., and the Company. (f)

2.18    Contribution and Exchange Agreement (TSAT) among TCI Satellite Entertainment,
        Inc., Liberty LSAT, Inc. and Liberty LSAT II, Inc. dated as of March 16, 2000. (a)

2.19    Contribution Agreement by and among Liberty Media Corporation, Liberty Media
        International, Inc., LSAT Holdings, Inc., TCI Satellite Entertainment, Inc.,
        TSAT Holding 1, Inc., each of the Liberty Members signatory hereto, Liberty
        Satellite, LLC, and LSAT Astro, LLC dated March 16, 2000. (a)

2.20    Operating Agreement of Liberty Satellite, LLC dated March 16, 2000. (a)

2.21    Amended and Restated Operating Agreement of LSAT Astro LLC dated March 16, 2000. (a)

3 -     Articles of Incorporation and Bylaws:

3.1     Amended and Restated Certificate of Incorporation of the Company. (e)

3.2     Amended and Restated Bylaws of the Company. (e)

3.3     TCI Satellite Entertainment, Inc. Certificate of Designations, Series A
        Preferred Stock. (a)

3.4     TCI Satellite Entertainment, Inc. Certificate of Designations, Series B
        Preferred Stock. (a)

4 -     Instruments Defining the Rights of Security Holders:

4.1 Specimen certificate representing shares of Series A Common Stock of the Company. (e)

4.2 Specimen certificate representing shares of Series B Common Stock of the Company. (e)

10 -    Material Contracts

10.1    TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan. (e)

10.2    Qualified Employee Stock Purchase Plan of the Company. (d)

10.3    Indemnification Agreement dated December 4, 1996, by and between TCI and
        Gary S. Howard. (d)

10.4 Option Agreement, dated as of December 4, 1996, by and between the Company and Gary S. Howard. (d)

10.5 Option Agreement, dated as of December 4, 1996, by and between the Company and Larry E, Romrell. (d)

10.6 Option Agreement, dated as of December 4, 1996, by an between the Company and Brendan R. Clouston. (d)


10.7 Option Agreement, dated as of December 4, 1996, by ad between the Company and David P. Beddow. (d)

10.8 1996 Ancillary Agreement Among Partners dates as of October 18, 1996, among PRIMESTAR Partners L.P., the Participating Partners named therein,
        GE Americom Services, Inc. and its affiliate GE American Communications,
        Inc. (d)

10.9    Annex A to the 1996 Ancillary Agreement Among Partners. (e)

10.10   Option agreement dated February 8, 1990, between Tempo and K Prime
        Partners, L.P. (e)

10.11   Letter Agreement dated July 30, 1993, between Tempo and PRIMESTAR
        Partners, L.P. relating to FSS. (e)

10.12   Letter Agreement dated July 30, 1993, between Tempo an PRIMESTAR
        Partners, L.P. relating to BSS. (e)

10.13 TPO-1-290 BSS Construction Agreement dates as of February 22, 1990, between Tempo and Space Systems/Loral, Inc. (e)(h)

10.14   Trade Name and Service Mark License Agreement dates as of December 4,
        1996, between TCI and the Company. (d)

10.15 Tax Sharing Agreement effective July 1, 1995, among TCIC and certain other subsidiaries of TCI. (e)

10.16   First Amendment to Tax Sharing Agreement dates as of October 1995, among
        TCIC a certain other subsidiaries of TCI. (e)

10.17 Second Amendment to Tax Sharing Agreement dates as of December 3, 1996, among TCIC and certain other subsidiaries of TCI. (d)

10.18   TCI/TSAT Tax Sharing Agreement dated June 1997, by and between the
        Company and TCI. (f)

10.19 Share Purchase Agreement dated as of December 4, 1996, between TCI and the Company. (d)

10.20   Option Agreement dated as of December 4, 1996, between TCI and the
        Company. (d)

10.21 Indemnification Agreement dated as of June 11, 1997, among News Corp., the Company, PRIMESTAR Partners, Time Warner, Comcast, Cox, MediaOne,
        Newhouse, and GE Americom. (f)

10.22   TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Plan. (f)

10.23   Asset Purchase Agreement by and among Hughes Electronics Corporation,
        PRIMESTAR, Inc., PRIMESTAR Partners L.P., Tempo Satellite, Inc. and the
        Stockholders of PRIMESTAR listed herein, dates as of January 22, 1999. (g)

10.24   Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR Partners L.P.,
        PRIMESTAR MOV, Inc., the Stockholders of PRIMESTAR, Inc. listed herein and
        Hughes Electronics Corporation dated as of January 22, 1999. (g)

10.25   PRIMESTAR Payment Agreement dated as of January 22, 1999 among TCI Satellite
        Entertainment, Inc., PRIMESTAR, Inc., the Funding Parties and Paragon
        Communications. (j)

21      Subsidiaries of the Registrant. (a)

27      Financial Data Schedule. (a)


(a)     Filed herewith.

(b) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-21317).

(c) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-21317).

(d) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-21317).

(e) Incorporated by reference to the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission ("SEC") on November 15,1996 (Registration No. 0-21317).

(f) Incorporated by reference to PRIMESTAR, Inc.'s Registration Statement on Form S-4 filed with the SEC on February 9, 1998 (Registration No. 333-45835).

(g) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 1, 1999.

(h) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended, March 31, 1999

(i) Portions of this document have been granted confidential treatment by the SEC and have been redacted in accordance therewith.

(j) Incorporated by reference to Phoenixstar, Inc's Current Report on Form 8-K, dated May 13, 1999.

(b)     REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 1999:

     None.

                                                                     SCHEDULE II

                        TCI SATELLITE ENTERTAINMENT, INC.

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 1998 and 1997



                                                                 ADDITIONS     DEDUCTIONS
                                                   BALANCE AT    CHARGED TO    WRITE-OFFS               BALANCE
                                                    BEGINNING      PROFIT        NET OF                 AT END
                                                     OF YEAR      AND LOSS     RECOVERIES   OTHER (1)   OF YEAR
                                                   ----------    ----------    ----------   ---------   -------
Year ended December 31, 1999:
    Allowance for doubtful receivables - trade     $     --           --            --          --         --
                                                   ========       ======       =======      ======      =====
Year ended December 31, 1998:
    Allowance for doubtful receivables - trade     $  5,307        3,062        (4,003)     (4,366)        --
                                                   ========       ======       =======      ======      =====
Year ended December 31, 1997:
    Allowance for doubtful receivables - trade     $  4,666       18,339       (17,698)         --      5,307
                                                   ========       ======       =======      ======      =====


(1) Contribution of accounts receivable and related allowance for doubtful accounts in connection with TSAT Asset Transfer.