Form 10-Q
period 2000-03-31
TCI SATELLITE ENTERTAINMENT INC
filed 2000-05-12
CIK 1022222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________________ to ______________


Commission File Number:  0-21317


                        TCI SATELLITE ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of Delaware                                 84-1299995
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


7600 East Orchard Road, Suite 330 South
         Englewood, Colorado                                            80111
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (303) 268-5440


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of April 28, 2000, was:

                 Series A common stock - 63,727,396 shares; and
                   Series B common stock - 7,749,774 shares.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                                    Form 10-Q

                                      INDEX

                                                                              PAGE
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

          Consolidated Balance Sheets -
            March 31, 2000 and December 31, 1999                              I-2

          Consolidated Statements of Operations and Other Comprehensive
            Income (Loss) - Three months ended March 31, 2000 and 1999        I-3

          Consolidated Statement of Stockholders' Equity -
            Three months ended March 31, 2000                                 I-4

          Consolidated Statements of Cash Flows -
            Three months ended March 31, 2000 and 1999                        I-5

          Notes to Consolidated Financial Statements                          I-6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        I-16

  Item 3. Qualitative and Quantitative Disclosures about Market Risk         I-18

PART II. OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds                          II-1

  Item 6. Exhibits and Reports on Form 8-K                                   II-1

Signatures                                                                   II-2


               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                           Consolidated Balance Sheets
                                  (unaudited)


                                                                                  MARCH 31,            DECEMBER 31,
                                    ASSETS                                          2000                   1999
                                                                                 -----------           ------------
                                                                                       amounts in thousands
Cash and cash equivalents                                                        $   251,740                2,473
Receivables and prepaid expenses                                                         235                  113
Investment in General Motors Corporation (General Motors),
    at fair value (note 3)                                                           175,210              135,101
Investment in Sprint Corporation PCS Group Stock (Sprint PCS Stock),
    at fair value (note 2)                                                           333,051                   --
Investment in Astrolink International L.L.C. (Astrolink) (notes 2 and 7)             173,941                   --
Other investments (note 8)                                                           172,454                5,000
Support equipment, net                                                                   296                  275
Deferred financing costs                                                                 204                  235
                                                                                 -----------              -------
                                                                                 $ 1,107,131              143,197
                                                                                 ===========              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                 $       890                  139
Accrued interest payable                                                                 133                   53
Other accrued expenses                                                                   599                   71

Due to parent (note 9):
    Accrued interest                                                                     205                   --
    Other accrued expenses                                                               141                   --
    Note payable                                                                      60,000                   --
                                                                                 -----------              -------
                                                                                      60,346                   --
                                                                                 -----------              -------
Taxes payable                                                                            650                  650
General Motors Corporation share appreciation right  liability (note 3)              109,066               68,959
Employee stock appreciation right liability                                            7,009                5,554
Debt (note 10)                                                                         3,044                3,044
Deferred tax liability                                                                12,540                   --
                                                                                 -----------              -------
          Total liabilities                                                          194,277               78,470
                                                                                 -----------              -------

Minority interests in equity of consolidated subsidiaries                            531,158                   --

Redeemable preferred stock (notes 2 and 11)                                          186,861                   --

Stockholders' equity:
    Series A common stock, $1 par value; authorized 85,000,000 shares;
       issued and outstanding 63,720,531 in 2000 and 62,894,446  in 1999              63,720               62,894
    Series B common stock, $1 par value; authorized 10,000,000 shares;
       issued and outstanding 7,756,639 and 8,465,224 in 2000 and 1999                 7,757                8,465
    Additional paid-in capital                                                       938,822              825,726
    Accumulated other comprehensive income, net of taxes                              20,622                   --
    Accumulated deficit                                                             (836,086)            (832,358)
                                                                                 -----------              -------
          Total stockholders' equity                                                 194,835               64,727
                                                                                 -----------              -------
Commitments (note 14)
                                                                                 $ 1,107,131              143,197
                                                                                 ===========              =======


See accompanying notes to consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

   Consolidated Statements of Operations and Other Comprehensive Income (Loss)
                                   (unaudited)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        --------------------------
                                                                          2000               1999
                                                                        --------           -------
                                                                          amounts in thousands,
                                                                         except per share amounts
Management fee revenue (note 4)                                         $     90                --
                                                                        --------           -------
Operating costs and expenses:
    Operating                                                                 --             2,777
    Selling, general and administrative                                    1,218                43
    Stock compensation (note 12)                                           2,388               181
    Depreciation                                                              13                --
                                                                        --------           -------
                                                                           3,619             3,001
                                                                        --------           -------

          Operating loss                                                  (3,529)           (3,001)

Other income (expense):
    Loss on sale of satellites (note 3)                                       --           (83,765)
    Interest income                                                          673                --
    Interest expense - parent                                               (205)
    Interest expense - other                                                (137)
    Share of losses of Astrolink                                            (139)               --
    Minority interests in earnings of consolidated subsidiaries             (391)               --
    Other, net                                                                --                 2
                                                                        --------           -------
                                                                            (199)          (83,763)
                                                                        --------           -------
          Loss before income taxes                                        (3,728)          (86,764)

Income tax expense (note 13)                                                  --                --
                                                                        --------           -------
          Net loss                                                        (3,728)          (86,764)

Accretion of redeemable preferred stock (note 11)                           (239)               --
Dividends on redeemable preferred stock                                   (1,250)               --
                                                                        --------           -------
          Net loss attributable to common shareholders                  $ (5,217)          (86,764)
                                                                        ========           =======
Basic and diluted loss per common share (note 5)                        $  (0.07)            (1.28)
                                                                        ========           =======
Other comprehensive income:
    Net loss                                                            $ (3,728)          (86,764)
    Unrealized holding gain on available for sale securities,
       net of taxes                                                       45,389                --
    Unrealized loss on share appreciation right liability,
       net of taxes                                                      (24,767)               --
                                                                        --------           -------
          Comprehensive income (loss)                                   $ 16,894           (86,764)
                                                                        ========           =======


See accompanying notes to consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Consolidated Statement of Stockholders' Equity

                        Three months ended March 31, 2000
                                   (unaudited)

                                                                                      ACCUMULATED
                                                 COMMON STOCK           ADDITIONAL       OTHER                         TOTAL
                                           ------------------------      PAID-IN     COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS'
                                           SERIES A        SERIES B      CAPITAL         INCOME        DEFICIT         EQUITY
                                           --------        --------     ----------   -------------   -----------    -------------
                                                               amounts in thousands
Balance at January 1, 2000                 $ 62,894         8,465        825,726             --      (832,358)           64,727

Net loss                                         --            --             --             --        (3,728)           (3,728)
Reversal of deferred tax asset
  valuation allowance resulting from
  the Liberty transaction (note 13)              --            --        114,628             --            --           114,628
Unrealized holding gains on
  available-for-sale securities,
  net of taxes                                   --            --             --         45,389            --            45,389
Unrealized holding losses on share
  appreciation right liability,
  net of taxes                                   --            --             --        (24,767)           --           (24,767)
Accretion and dividends on redeemable
  preferred stock                                --            --         (1,489)            --            --            (1,489)
Recognition of stock compensation
  related to stock options and
  restricted stock awards                        --            --             35             --            --                35
Issuance of Series A common stock
  related to stock options exercised              5            --             35             --            --                40
Issuance of common stock related
  to restricted stock awards                    113            --           (113)            --            --                --
Series B common stock exchanged
  for Series A common stock                     708          (708)            --             --            --                --
                                           --------         -----        -------         ------      --------           -------
Balance at March 31, 2000                  $ 63,720         7,757        938,822         20,622      (836,086)          194,835
                                           ========         =====        =======         ======      ========           =======


See accompanying notes to consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -----------------------
                                                                         2000            1999
                                                                       ---------       -------
                                                                         amounts in thousands
                                                                             (see note 6)

Cash flows from operating activities:
  Net loss                                                             $  (3,728)      (86,764)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Loss on sale of satellites                                              --        83,765
      Depreciation                                                            13            --
      Share of losses of Astrolink                                           139            --
      Minority interests in earnings of consolidated subsidiaries            391            --
      Amortization of deferred loan costs                                     31            --
      Stock compensation                                                   2,388           181
      Payments for stock compensation                                       (898)           --
      Changes in operating assets and liabilities, net of the
        effects of the Liberty transaction:
          Change in receivables and prepaid expenses                        (122)           --
          Change in accruals and payables                                  1,471            --
                                                                       ---------       -------
            Net cash used by operating activities                           (315)       (2,818)
                                                                       ---------       -------
Cash flows from investing activities:
  Net proceeds from sale of satellites                                        --           750
  Capital expended for property and equipment                                (34)           --
  Proceeds received from the Liberty transaction                         249,620            --
  Other investing activities                                                 (44)           --
                                                                       ---------       -------
            Net cash provided by investing activities                    249,542           750
                                                                       ---------       -------
Cash flows from financing activities:
  Increase in due to Phoenixstar                                              --         2,820
  Proceeds from share issuances from stock options                            40            --
                                                                       ---------       -------
            Net cash provided by financing activities                         40         2,820
                                                                       ---------       -------
            Net increase in cash and cash equivalents                    249,267           752

Cash and cash equivalents:
  Beginning of period                                                      2,473            --
                                                                       ---------       -------
  End of period                                                        $ 251,740           752
                                                                       =========       =======


See accompanying notes to consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of TCI Satellite Entertainment, Inc. and those of all majority-owned or controlled subsidiaries, including the TSAT LLC's described in note 2, (TSAT or the Company). All significant inter-company transactions have been eliminated.

     As a result of the Liberty transaction described in note 2, the Hughes Transaction described in note 3 and the TSAT Asset Transfer described in note 4, TSAT is currently a holding company.

     The Company has had no significant operations subsequent to the TSAT Asset Transfer other than (i) expenses associated with the operation and maintenance of the Tempo Satellites, as defined below, prior to the sale to Hughes effective June 4, 1999 and (ii) general and administrative expenses incurred to maintain the Company's status as a publicly traded company. The Company's majority owned subsidiary conducts research and development in certain emerging technologies.

     The accompanying interim consolidated financial statements of TSAT are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of TSAT as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in TSAT's December 31, 1999 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts have been reclassified for comparability with the 2000 presentation.

(2)  LIBERTY TRANSACTION

     On March 16, 2000, the Company entered into two transactions (collectively, the Liberty Transactions), both of which closed simultaneously, with Liberty Media Corporation (Liberty). Pursuant to the terms of the first transaction, the Company acquired a beneficial interest in 5,084,745 shares of Sprint PCS Stock with an aggregate market value on the closing date of $300 million in exchange for TSAT Series A Preferred Stock with a liquidation value of $150 million and TSAT Series B Preferred Stock (Series B Preferred Stock) with a liquidation value of $150 million. The attributes of both series of preferred stock are described in more detail in note 11. The shares of Series B Preferred Stock have super voting rights which gives Liberty voting control over the Company. Accordingly, since March 16, 2000, the Company has been a consolidated subsidiary of Liberty. The Company accounts for its investment in Sprint PCS Stock as an available for sale security. The closing share price of Sprint PCS Stock as of March 31, 2000 was $65.50 per share.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)


     Pursuant to the terms of the second transaction, the Company (through its wholly owned subsidiaries) became the managing member of two newly formed limited liability companies, Liberty Satellite, LLC (LSAT LLC) and LSAT Astro LLC (LSAT Astro, and together with LSAT LLC, the TSAT LLC's). The Company contributed its beneficial interest in 1,407,307 shares of General Motors Class H Common Stock (GMH Stock), net of the General Motors share appreciation right liability described in note 3, and its interest in JATO Communications Corp. to LSAT LLC in exchange for a 10.59% ownership interest in LSAT LLC. Liberty contributed its interests in various satellite related assets, including an 86.01% ownership interest in LSAT Astro, to LSAT LLC in exchange for the remaining 89.41% ownership interest in LSAT LLC. As the Company is a consolidated subsidiary of Liberty, all of the investments contributed by the Company and Liberty to the TSAT LLC's were recorded at their net book values at the date of contribution. In addition, TSAT received a 13.99% ownership interest in LSAT Astro in exchange for a $60 million note payable to Liberty.

     The Company operates and manages the activities of the TSAT LLC's and has decision-making authority with respect to significant business transactions entered into by such entities. Accordingly, the TSAT LLC's are included in the Company's consolidated financial statements since March 16, 2000.

(3)  HUGHES TRANSACTIONS

     Effective June 4, 1999, the Company completed the sale of its high power direct broadcast satellite (DBS) assets to Hughes Electronics Corporation (Hughes), pursuant to an asset purchase agreement dated as of January 22, 1999 (the Hughes High Power Agreement), among Tempo Satellite, Inc., a wholly-owned subsidiary of the Company (Tempo), Phoenixstar, Inc., a Delaware corporation formerly known as PRIMESTAR, Inc. (Phoenixstar), Phoenixstar Partners L.P., a Delaware limited partnership and wholly-owned subsidiary of Phoenixstar formerly known as PRIMESTAR Partners L.P. (PRIMESTAR Partners), and Hughes, a subsidiary of General Motors. The assets transferred by the Company pursuant to the Hughes High Power Agreement consisted of Tempo's two high-power DBS satellites (the Tempo Satellites), one of which was in orbit at 119DEG. West Longitude (the In-Orbit Satellite) and one of which was used as a ground spare (the Ground Satellite), its FCC authorizations with respect to the 119(degree) West Longitude orbital location (the FCC License), and certain related assets (collectively, the Tempo High Power Assets).

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

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)

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

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)

     In a separate transaction (the Hughes Medium Power Transaction) completed on April 28, 1999 (the Hughes Closing Date), Phoenixstar sold to Hughes Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash and 4.871 million shares of GMH Stock valued at approximately $258 million on the date of closing. At March 31, 2000, Phoenixstar is responsible for the payment of certain obligations not assumed by Hughes, and the payment of costs, estimated not to exceed $180 million, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes. Affiliates of stockholders of Phoenixstar, other than the Company, and an affiliate of AT&T Broadband, LLC., formerly known as Tele-Communications, Inc., have committed to make funds available to Phoenixstar, up to an aggregate of $1,013.3 million to fund such payments. Through March 31, 2000, approximately $465.3 million of such commitments have been funded to Phoenixstar, and $382.6 million of such commitments expired undrawn.

     In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar approved the payment to TSAT of consideration in the form of 1.407 million shares of GMH Stock (the Phoenixstar Payment), subject to the terms and conditions set forth in an agreement (the Phoenixstar Payment Agreement) dated as of January 22, 1999. In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue Phoenixstar a share appreciation right (the TSAT GMH SAR) with respect to the shares of GMH Stock received as the Phoenixstar Payment, granting Phoenixstar the right to any market price appreciation in such GMH Stock during the one-year period following the date of issuance, over an agreed strike price of $47.00. Pursuant to the Phoenixstar Payment Agreement, TSAT has also agreed to forego any liquidating distribution or other payment that might be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity and, subject to the approval of the Company's stockholders, to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. On the Hughes Closing Date, the Company received
     1.407 million shares of GMH Stock from Phoenixstar in satisfaction of the Phoenixstar Payment. The Company accounts for its GMH Stock as an available-for-sale security.

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

     The closing price of GMH Stock as of March 31, 2000 was $124.50. The increase in the share appreciation right liability of $40,107,000 for the three months ended March 31, 2000 is effectively hedged by the unrealized holding gain on the GMH Stock, therefore, the amounts are included in other comprehensive income.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)

(4)  THE RESTRUCTURING

     Effective April 1, 1998 (the Closing Date) and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998, (the Restructuring Agreement), among TSAT, Phoenixstar (which, prior to the Restructuring was a wholly-owned subsidiary of TSAT), Time Warner Entertainment Company, L.P.
     (TWE), Advance/Newhouse Partnership (Newhouse), Comcast Corporation (Comcast), Cox Communications, Inc. (Cox), MediaOne of Delaware, Inc., (MediaOne), and GE American Communications, Inc., and (ii) an Asset Transfer Agreement dated as of February 6, 1998, (the TSAT Asset Transfer Agreement) between TSAT and Phoenixstar, a business combination (the Restructuring) was consummated. In connection with the Restructuring, TSAT contributed and transferred to Phoenixstar (the TSAT Asset Transfer) all of TSAT's assets and liabilities except (i) the capital stock of Tempo, (ii) the consideration to be received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under certain agreements with Phoenixstar and others.

     In addition, the business of PRIMESTAR Partners and the business of distributing the PRIMESTAR-Registered Trademark- programming service (PRIMESTAR-Registered Trademark-) of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne were consolidated into Phoenixstar.

     In connection with the TSAT Asset Transfer, Phoenixstar assumed all of TSAT's indebtedness on such date, and TSAT received from Phoenixstar 66.3 million shares of Class A Common Stock of Phoenixstar (Phoenixstar Class A Common Stock) and 8.5 million shares of Class B Common Stock of Phoenixstar (Phoenixstar Class B Common Stock and together with the Phoenixstar Class A Common Stock, (Phoenixstar Common Stock), in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement. As a result, TSAT owns approximately 37% of the outstanding shares of common equity of Phoenixstar, representing approximately 38% of the combined voting power of such common equity. As a result of the dilution of TSAT's investment in Phoenixstar from 100% to approximately 37%, TSAT recognized an increase in its investment in Phoenixstar and an increase in additional paid-in capital of $299,046,000, net of income taxes. Such increase represents the difference between TSAT's historical investment basis in Phoenixstar and TSAT's proportionate share of Phoenixstar's equity subsequent to the Restructuring.

     As of March 31, 2000, TSAT's share of losses of Phoenixstar had reduced the book value of TSAT's investment in Phoenixstar to zero. Also, as noted above, TSAT has no further commitment to fund obligations of Phoenixstar and has agreed to forego any liquidating distribution upon dissolution of Phoenixstar.

     Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly fee. Such fees aggregated $90,000 for the three months ended March 31, 2000.

(5)  EARNINGS (LOSS) PER COMMON SHARE

     The Company computes earnings (loss) per share in accordance with SFAS No. 128, EARNINGS PER SHARE and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB 98). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities,

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)

     options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Dilutive common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

     The basic earnings (loss) per common share is based on the weighted average number of shares outstanding during the period of 71,359,000 and 67,783,000 shares for the three months ended March 31, 2000 and 1999, respectively. Excluded from the computation of diluted earnings (loss) per common share for the three months ended March 31, 2000 and 1999 are options and convertible securities to acquire 18,940,000 and 8,515,000 shares of Series A Common Stock, respectively, because inclusion of such options would be anti-dilutive.

(6)  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash paid for interest and income taxes was not significant during the three months ended March 31, 2000 and 1999.

     Significant non-cash investing and financing activities are as follows:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   -----------------------
                                                                     2000           1999
                                                                   ---------       -------
                                                                    (amounts in thousands)
     Cash received in Liberty Transactions:
        Value of investments received                              $(649,385)           --
        Debt issued                                                   60,000            --
        Deferred tax liability assumed                               114,628            --
        Redeemable preferred stock issued                            185,372            --
        Minority interests                                           539,005            --
                                                                   ---------       -------
                                                                   $ 249,620            --
                                                                   =========       =======
     Assumption of amounts due to Phoenixstar in exchange for
        Ground Satellite                                           $      --       139,500
                                                                   =========       =======

(7)  INVESTMENT IN ASTROLINK

     Pursuant to the Liberty Transactions described in note 2, Liberty contributed its approximate 32% ownership interest in Astrolink to the TSAT LLC's. Liberty contributed Astrolink at its net book value at the date of the transaction. Astrolink is currently in its developmental stages but intends to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. The first two satellites are expected to be launched in 2002 and are intended to service customers in North and South America, Europe and the Middle East. Additional

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)

     spacecraft will extend the network worldwide and may provide in-orbit back up as well. TSAT accounts for this investment using the equity method. Summarized operational data for Astrolink for the period from March 16, 2000 to March 31, 2000 is as follows:

     Investment income                             $ 315,088
     Operating expenses                             (732,571)
     Depreciation and amortization                   (23,910)
                                                   ---------
                                                   $(441,393)
                                                   =========

(8)  OTHER INVESTMENTS

     Pursuant to the Liberty Transactions described in note 2, the Company owns a number of satellite-related assets through the TSAT LLC's. All of these investments were contributed at net book value at the date of the transaction. The following table summarizes each investment March 31, 2000:

                                                                           ACCOUNTING
                                    INVESTMENT                               METHOD           BASIS
      --------------------------------------------------------------       ----------     --------------
                                                                                          (in thousands)

      (1)  Investments in various Latin American satellite companies          Cost        $   102,579

      (2)  XMSR Satellite Radio, Inc. (XMSR)                                  AFS*             34,875

      (3)  iSKY, Inc.                                                         Cost             30,000

      (4)  Jato Communications Corp.                                          Cost              5,000
                                                                                          -----------
                                                                                          $   172,454
                                                                                          ===========

*Denotes an investment carried as an available-for-sale security.

(1) Represents the aggregate book basis of a number of different satellite television operators located in Mexico, Brazil, Chile and Columbia. LSAT LLC has a 10% ownership interest in each Latin and South American company.

(2) XMSR, a publicly traded company, plans to transmit up to 100 national audio channels of music, news, talk, sports and children's programming from two satellites directly to vehicle, home and portable radios. LSAT LLC currently owns a 2% interest in XMSR. XMSR closing stock price as of March 31, 2000 was $34.875 per share.

(3) iSky, Inc. plans to build a Ka-band satellite network that will focus on providing broadband services to homes and small offices in North America and Latin America. LSAT LLC owns an approximate 19% interest in iSky, Inc.

(4) The Company's investment in Jato Communications Corp. was previously included in the consolidated financial statements of TSAT at December 31, 1999.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)


(9)  AMOUNTS DUE TO PARENT

     Certain payroll and other expenses are advanced to TSAT by Liberty. Such advances are non-interest bearing, aggregated $141,000 at March 31, 2000, and are repaid monthly.

     In addition, the Company entered into a $60,000,000 promissory note on March 16, 2000 in exchange for its interest in LSAT Astro. The note bears interest at Libor plus 2% (approximately 8.19% at March 31, 2000). Interest payments are due semi-annually on the first day of March and September, commencing on September 1, 2000. The note matures on March 16, 2003 at which time all principal and unpaid interest is due. Accrued interest aggregated $205,000 at March 31, 2000.

(10) DEBT

     On November 19, 1999, TSAT entered into a loan agreement with the Bank of America (TSAT Credit Facility) for the following facilities (i) Facility A commitment of $5,000,000; (ii) Facility B commitment of $15,000,000; and
     (iii) Facility C commitment of $5,000,000. Upon the "Collateral Pledge Perfection Date" as defined as in the TSAT Credit Facility, Facility C expires and the Facility A commitment increases to $10,000,000.

     At March 31, 2000, $3,044,000 had been drawn on Facility C at an interest rate of 10.5% per annum. The unused Facility A, Facility B and Facility C amounts are charged a commitment fee at a rate of 0.375%.

(11) REDEEMABLE PREFERRED STOCK

     On March 16, 2000, the Company issued 150,000 shares of Series A Cumulative Preferred Stock (Series A Preferred Stock) and 150,000 shares of Series B Preferred Stock to Liberty in exchange for shares of Sprint PCS Group Stock.

     SERIES A CUMULATIVE PREFERRED STOCK

     The Series A Preferred Stock accrues dividends at 12% per annum at all times prior to April 1, 2005, 11% on and after April 1, 2005 and prior to April 1, 2010, and 10% on and after April 1, 2010. Such dividends are payable the last day of each March, June, September and December, commencing March 2000. Dividends not paid are added to the liquidation preference on such date and remain a part of the liquidation preference until such dividends are paid. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any shares, parity securities or junior securities and from setting aside any money or assets for any such purpose during any period in which the Company is in arrears with respect to payment of dividends on Series A Preferred Stock.

     The holder of Series A Preferred Stock is not entitled to vote on any matters submitted to a vote of the shareholders of TSAT, except as required by law and other limited exceptions.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)

     The liquidation preference of each share of the Series A Preferred Stock is equal to the sum of (a) the stated value per share of $1,000, plus
     (b) an amount equal to all dividends accrued on such shares.

     The Series A Preferred Stock is redeemable at the option of the Company by action of the Board of Directors, in whole or from time to time in part, on any business day after April 1, 2020 at the redemption price per share equal to the liquidation preference of such share on the applicable redemption date. If less than all outstanding shares are to be redeemed, shares will be redeemed ratably among the holders. On or after April 1, 2020, the Series A Preferred Stock is redeemable at the option of the holder for cash.

     SERIES B CUMULATIVE CONVERTIBLE VOTING PREFERRED STOCK

     The Series B Preferred Stock accrues dividends at the rate of 8% per annum. Such dividends are payable the last day of each March, June, September and December commencing March 31, 2000. Dividends not paid are added to the liquidation preference on such date and remain a part of the liquidation preference until such dividends are paid. On and after the occurrence and during the continuance of a default, the dividend rate will be 10% per annum. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any shares, parity securities or junior securities and from setting aside any money or assets for any such purpose during any period in which the Company is in arrears with respect to payment of dividends on Series B Preferred Stock.

     In addition to voting rights required by law, each share of Series B Preferred Stock will be entitled to vote together with holders of the Series A Common Stock as a single class upon all matters upon which holders of Series A Common Stock are entitled to vote. In any such vote, the holders of Series B Preferred Stock will be entitled to 5,580 votes per share held. The Series B Preferred Stock is redeemable at the option of the Company on April 1, 2005. At any date on or after April 1, 2020, the Series B Preferred Stock is redeemable at the option of the holder for cash.

     The liquidation preference of each share of the Series B Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such shares.

     Each share of the Series B Preferred Stock is initially convertible into
     113.1145 shares of Series B Common stock. Such conversion rate was calculated as the liquidation value of such shares divided by $8.8406 and is adjustable based on the adjusted liquidation value at the date of conversion.

     Both the Series A and Series B Preferred Stock were issued at a discount from the stated values of such shares. Therefore, the Company is accreting both the Series A Preferred Stock and the Series B Preferred Stock up to the respective redemption values over the period from the issuance date to the redemption date using the effective interest method. Accretion on the Series A and B Preferred Stock for the period from March 16, 2000 to March 31, 2000 aggregated $239,000 and has been accounted for as a direct charge to additional-paid-in-capital and has been added to net loss in the calculation of loss attributed to common shareholders.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)


(12) STOCK OPTIONS

     Certain officers and key employees of the Company are party to stock based compensation arrangements. Participants under the Company's plans hold options, some of which have tandem stock appreciation rights, which base compensation on the performance of the Company's stock. Stock compensation expense has been recorded in the accompanying consolidated financial statements pursuant to APB Opinion No. 25. These estimates are subject to future adjustments based upon vesting and the market value of the Company's Series A Common Stock, when the rights are exercised. The consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2000 include $2,388,000 in compensation expense as a result of an increase in the Company's market price.

(13) INCOME TAXES

     TSAT recognized no income tax benefit or expense during the three months ended March 31, 2000 and 1999. TSAT is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits are offset by TSAT's income tax liabilities or if TSAT generates taxable income. During the foreseeable future, TSAT believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis.

     Pursuant to the Liberty Transactions described in note 2, the Company recorded an approximate $114 million deferred tax liability in connection with its investment in Sprint, which is accounted for as an available-for-sale security in the accompanying consolidated financial statements. This future taxable income is used to offset historical net taxable losses incurred by the Company. Accordingly, a portion of the tax valuation allowance established as of December 31, 1999 for deferred tax assets has been reversed. The Company has accounted for the decrease in the tax valuation allowance for the three months ended March 31, 2000 as a direct credit to additional paid-in capital in the accompanying consolidated financial statements.

(14) COMMITMENTS

     Pursuant to the terms of the Liberty Transactions, Liberty contributed $249,620,000 in cash to LSAT Astro. The Company intends to use such cash to fund future capital requirements of Astrolink. TSAT and LSAT Astro assumed the obligation for such capital requirements in connection with the Liberty Transactions.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information concerning the financial condition and results of operations of TSAT and should be read in conjunction with (i) the accompanying consolidated financial statements of TSAT, and (ii) the consolidated financial statements, and related notes thereto, of TSAT, and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in TSAT's Annual Report on Form 10-K for the year ended December 31, 1999.

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

See note 2 to the accompanying consolidated financial statements for a discussion of the Liberty Transactions.

See note 3 to the accompanying consolidated financial statements for a discussion of the transactions with Hughes.

See note 4 to the accompanying consolidated financial statements for a description of the Restructuring Transaction.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Subsequent to the TSAT Asset Transfer, the Company has had no significant operations other than (i) expenses associated with the operation and maintenance of the Tempo Satellites, prior to the sale to Hughes effective June 4, 1999 ($2,777,000 during the three months ended March 31, 1999) and (ii) general and administrative expenses incurred to maintain the Company's status as a publicly traded company ($328,000 and $43,000 during the three months ended March 31, 2000 and 1999, respectively). In addition, the Company incurred $800,000 in investment banking, legal and accounting fees with respect to the Liberty Transactions. The Company also recorded $2,388,000 in stock compensation expense primarily as a result of an increase in stock price through March 31, 2000.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

TSAT recognized no income tax benefit or expense during either of the three months ended March 31, 2000 and 1999. TSAT is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or TSAT generates taxable income. For financial reporting purposes, all of TSAT's income tax liabilities had been fully offset by income tax benefits at March 31, 2000 and December 31, 1999. Additionally, TSAT believes that it will incur net losses for income tax purposes during the foreseeable future, and accordingly, will not be in a position to realize income tax benefits on a current basis.

MATERIAL CHANGES IN FINANCIAL CONDITION

As a result of the consummation of the Hughes transactions, the Company currently has no operating income or cash flow. On November 19, 1999, TSAT entered into the TSAT Credit Facility for the following facilities (i) Facility A commitment of $5,000,000; (ii) Facility B commitment of $15,000,000; and (iii) Facility C commitment of $5,000,000. Upon the "Collateral Pledge Perfection Date" as defined as in the TSAT Credit Facility, Facility C expires and the Facility A commitment increases to $10,000,000. At March 31, 2000, $3,044,000 had been drawn on Facility C at an interest rate of 10.5% per annum. The unused Facility A, Facility B and Facility C amounts are charged a commitment fee at a rate of 0.375%.

Through March 15, 2000, Facility A and Facility B of the TSAT Credit Facility were collateralized by the GMH Stock. Upon consummation of the Liberty Transactions and the contribution by TSAT of the GMH Stock to LSAT LLC, the TSAT Credit Facility is no longer collateralized. As a result, the TSAT Credit Facility was converted to a demand note which is due and payable upon 10 days notice from Bank of America.

In addition to the TSAT Credit Facility, the Company's current sources of liquidity are its available cash and any proceeds from the monetization or liquidation of the GMH Stock and Sprint PCS Stock. There can be no assurance that TSAT will be able to monetize such investments on terms acceptable to the Company.

Pursuant to the terms of the Liberty Transactions, Liberty contributed $249,620,000 in cash to LSAT Astro. The Company intends to use such cash to fund future capital requirements of Astrolink. TSAT and LSAT Astro assumed the obligation for such capital requirements in connection with the Liberty Transactions.

The Company currently intends to leverage its capital position and interests in the TSAT LLC's to pursue strategic opportunities worldwide in the distribution of internet data and other content via satellite and related businesses and is actively seeking to develop or acquire an operating business related to, or complementary with, such strategy.

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

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the transaction described in notes 2 and 3 to the accompanying consolidated financial statements, the Company has price risk related to investments in equity securities. The following table summarizes the market risk for the Company:

                                MARCH 31, 2000                   DECEMBER 31, 1999
                        -----------------------------      ----------------------------
                            FAIR            CARRYING          FAIR            CARRYING
                            VALUE            VALUE            VALUE            VALUE
                        ------------      -----------      -----------      -----------
Equity price risk:
    GMH Stock           $175,210,000      175,210,000      135,101,000      135,101,000
    Sprint PCS Stock     333,050,000      333,050,000               --               --
    XMSR Stock            34,875,000       34,875,000               --               --


The Company has a share appreciation right liability of $109,066,000 at March 31, 2000 relating to its GMH Stock owned.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company acquired from Liberty beneficial ownership in over 5,000,000 shares of Sprint Corporation PCS Group common stock, having a market value of approximately $330 million as of March 24, 2000, in exchange for the issuance by the Company to Liberty of (i) Series A Preferred Stock of the Company with a liquidation value of $150 million and (ii) Series B Preferred Stock of the Company with a liquidation value of $150 million. The Series B Preferred Stock is convertible into Series B Common Stock of the Company at a conversion price of $8.84 per share, subject to adjustment, and prior to conversion represents approximately 85% of the voting power of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit

          27 - Financial Data Schedule

     (b)  Report on Form 8-K filed during quarter ended March 31, 2000:

          Date of Report       Items Reported     Financial Statements Filed
          ----------------     --------------     --------------------------
          March 22, 2000           Item 5                   None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TCI SATELLITE ENTERTAINMENT, INC.


Date:  May 12, 2000                    By:  /s/ Kenneth G. Carroll
                                          -------------------------------------
                                            Kenneth G. Carroll
                                            Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial Officer and
                                              Chief Accounting Officer)