Form 10-K405/A
period 1999-12-31
TCI SATELLITE ENTERTAINMENT INC
filed 2000-06-26
CIK 1022222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER: 0-21317

                                   ----------

                        TCI SATELLITE ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

           STATE OF DELAWARE                             84-1299995
       (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)               Identification Number)

     7600 EAST ORCHARD ROAD, SUITE 330 SOUTH
                ENGLEWOOD, COLORADO                         80111
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

     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

     The aggregate market value of the voting stock held by nonaffiliates of TCI Satellite Entertainment, Inc. computed by reference to the last sales price of such stock, as of the close of trading on February 29, 2000, was approximately $850,935,134.

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


                                       TCI SATELLITE ENTERTAINMENT, INC.

                                       By:  /s/ Kenneth G. Carroll
                                          ---------------------------------
                                       Name: Kenneth G. Carroll
                                       Title: SENIOR VICE PRESIDENT, CHIEF
                                              FINANCIAL OFFICER AND TREASURER

Dated June 26, 2000

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)  FINANCIAL STATEMENTS

Included in Part II of this Report:

                                                                          Page No.
                                                                          --------
Independent Auditors' Report..............................................  II-8
Consolidated Balance Sheets,
   December 31, 1999 and 1998.............................................  II-9
Consolidated Statements of Operations,
   Years ended December 31, 1999, 1998 and 1997...........................  II-10
Consolidated Statements of Equity (Deficit),
   Years ended December 31, 1999, 1998 and 1997...........................  II-11
Consolidated Statements of Cash Flows,
   Years ended December 31, 1999, 1998 and 1997...........................  II-12
Notes to Consolidated Financial Statements,
   December 31, 1999, 1998 and 1997.......................................  II-13


(a)(2)  FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this Report:

     (i)  Financial Statement Schedules required to be filed:


Schedule II-Valuation and Qualifying Accounts,
   Years ended December 31, 1999,.........................................  IV-6


(a)(3)  EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

     2--Plan of Acquisition, Reorganization, Arrangement, Liquidation or
        Succession:

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

          2.4 Agreement and plan of Merger dates as of February 6, 1998, between the Company and PRIMESTAR, Inc. (f)

          2.5 Guarantee Agreement dated as of February 6, 1998, by US WEST Media Group, Inc. ("US West"), in favor of each of the Company, PRIMESTAR, Inc., TWE, Newhouse, Comcast, Cox and GE Americom. (f)

          2.6 Letter Agreement dates as of February 6, 1998, between John C. Malone and the Company, PRIMESTAR, Inc., TWE, Newhouse, Comcast, Cox, MediaOne and GE Americom, for the benefit of the Company, PRIMESTAR, Inc., TWE, Newhouse, Comcast, Cox, MediaOne and GE Americom. (f)

          2.7 Voting Agreement dates as of June 12, 1997, among John C. Malone, Time Warner Cable, a division of TWE, Comcast, the Company, Cox, MediaOne, Newhouse and GE Americom. (f)

          2.8 Voting Agreement dates as of June 12, 1997, among Donne F. Fisher, as Co-Personal Representative of the Estate of Bob Magness, Time Warner Cable, a division of TWE, Comcast, the Company, Cox, MediaOne, Newhouse and GE Americom. (f)

          2.9 Voting Agreement dates as of June 12, 1997, among TCI, John C. Malone, Time Warner Cable, a division of TWE, Comcast, the Company, Cox, MediaOne, Newhouse and GE Americom. (f)

          2.10 Form of Stockholders Agreement among PRIMESTAR, Inc., the Company, TWE, Newhouse, Comcast, Cox, MediaOne, Continental Satellite company, Inc./, Continental Satellite Company of Chicago, Inc., Continental Satellite Company of Minnesota, inc., Continental Satellite company of New England, Inc., Continental Satellite Company of Michigan, Inc., Continental Satellite Company of Ohio, Inc., Continental Satellite Company of Virginia, Inc., MediaOne Satellite II, Inc., GE Americom and John C. Malone. (f)

          2.11 Form of Registration Rights Agreement among PRIMESTAR, inc., the Company, TWE, Newhouse, Comcast, Cox, MediaOne, Continental Satellite company, Inc./, Continental Satellite Company of Chicago, Inc., Continental Satellite Company of Minnesota, Inc., Continental Satellite company of New England, Inc., Continental Satellite Company of Michigan, Inc., Continental Satellite Company of Ohio, Inc., Continental Satellite Company of Virginia, Inc., MediaOne Satellite II, Inc., GE Americom and John C. Malone. (f)

          2.12 Share Appreciation Rights Agreement, dated as of April 28,
               1999 (h)

          2.13 Pledge and Security Agreement dated as of April 28, 1999 (h)

          2.14 Amendment dated as of March 10, 1999 to TSAT Tempo Agreement Dated as of February 6, 1998 Between Primestar, Inc. and TCI Satellite Entertainment, Inc. (a)

          2.15 Termination Agreement TSAT Merger Agreement (a)

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

     3--Articles of Incorporation and Bylaws:

          3.1 Amended and Restated Certificate of Incorporation of the Company. (e)

          3.2  Amended and Restated Bylaws of the Company. (e)

          3.3 TCI Satellite Entertainment, Inc. Certificate of Designations, Series A Preferred Stock. (a)

          3.4 TCI Satellite Entertainment, Inc. Certificate of Designations, Series B Preferred Stock. (a)

     4--Instruments Defining the Rights of Security Holders:

          4.1 Specimen certificate representing shares of Series A Common Stock of the Company. (e)

          4.2 Specimen certificate representing shares of Series B Common Stock of the Company. (e)

     10--Material Contracts:

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

          23    Consent of KPMG LLP. (a)

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

          (g) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 1, 1999.

          (h) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended, March 31, 1999.

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

          (j) Incorporated by reference to Phoenixstar, Inc's Current Report on Form 8-K, dated May 13, 1999.

(b)  REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 1999:

     None.

                        TCI SATELLITE ENTERTAINMENT, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                         Additions      Deductions
                                                          Balance at     charged to     write-offs                      Balance
                                                          beginning        profit         net of                        at end
                                                           of year        and loss      recoveries        Other(1)      of year
                                                          ----------     ----------     ----------        --------      -------
Year ended December 31, 1999:
   Allowance for doubtful receivables-trade ......         $   --             --              --              --             --

Year ended December 31, 1998:
   Allowance for doubtful receivables-trade ......         $5,307          3,062          (4,003)         (4,366)            --

Year ended December 31, 1997:
   Allowance for doubtful receivables-trade ......         $4,666         18,339         (17,698)             --          5,307


-------------------

(1) Contribution of accounts receivable and related allowance for doubtful accounts in connection with TSAT Asset Transfer.