Form 10-K405/A
period 1999-12-31
TCI SATELLITE ENTERTAINMENT INC
filed 2000-08-04
CIK 1022222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

Dated August 4, 2000

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

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)
                           and Comprehensive Income

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)



                                                                                                          ACCUMULATED      TOTAL
                                                           COMMON STOCK        ADDITIONAL                   OTHER      STOCKHOLDERS'
                                                      ----------------------    PAID-IN     ACCUMULATED  COMPREHENSIVE    EQUITY
                                                      SERIES A     SERIES B     CAPITAL       DEFICIT       INCOME      (DEFICIT)
                                                      ---------    ---------   ---------    -----------   -----------  -------------
Balance at December 31, 1996                            $57,946      8,467       521,724      (215,779)          --       372,358
    Recognition of stock compensation
       related to stock options and
       restricted stock awards                               --         --         1,781            --           --         1,781
    Issuance of Series A Common Stock related
       to restricted stock awards                            33         --           180            --           --           213
    Issuance of Series a Common Stock upon
       conversion of convertible securities of
       Tele-Communications, Inc.                            258         --            --            --           --           258
    Conversion of Series B to Series A                        2         (2)           --            --           --            --
    Net loss                                                 --         --            --      (238,341)          --      (238,341)
                                                        -------     ------      --------      --------      -------      --------

Balance at December 31, 1997                             58,239      8,465       523,685      (454,120)          --       136,269

    Recognition of stock compensation related
       to stock options and restricted stock awards          --         --         2,595            --           --         2,595
    Issuance of Series A Common Stock related to
       restricted stock awards                               50         --           (50)           --           --            --
    Issuance of Series A Common Stock upon
       conversion of convertible securities of
       Tele-Communications, Inc.                            991         --            --            --           --           991
    Issuance of common stock by subsidiary (note 3)          --         --       299,046            --           --       299,046
    Net loss                                                 --         --            --      (445,266)          --      (445,266)
                                                        -------     ------      --------      --------      -------      --------

Balance at December 31, 1998                             59,280      8,465       825,276      (899,386)          --        (6,365)
    Recognition of stock compensation related to
       stock options and restricted stock awards            162         --           450            --           --           612
    Tax benefit related to stock options and
       restricted stock awards                               --         --            --          (234)          --          (234)
    Issuance of Series A Common Stock related to
       Naify conversion                                   3,452         --            --            --           --         3,452
                                                        -------     ------      --------      --------      -------      --------
Comprehensive income:
    Net Earnings                                             --         --            --        67,262           --        67,262
    Unrealized holding gains on available for sale
       securities, net of tax                                --         --            --            --       42,583        42,583
    Share appreciation right liability, net of tax           --         --            --            --      (42,583)      (42,583)
                                                        -------     ------      --------      --------      -------      --------
          Total comprehensive income                         --         --            --        67,262           --        67,262
                                                        -------     ------      --------      --------      -------      --------

Balance at December 31, 1999                            $62,894      8,465       825,726      (832,358)          --        64,727
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

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



     Significant non-cash investing and financing activities for the years ended December 31, 1999 and 1998 are as follows (amounts in thousands):

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

                                                              WEIGHTED -    WEIGHTED -
                                                               AVERAGE       AVERAGE
                                                 NUMBER OF     EXERCISE     GRANT-DATE
                                                  OPTIONS       PRICE       FAIR VALUE
                                                -----------  -----------   -----------
Granted in connection with Spin-off              2,324,266      $   8.86       $8.74
    Granted in 1997                              1,070,000          7.93        4.77
                                                 ---------
Outstanding at December 31, 1997 and 1998        3,394,266          8.57

    Exercised                                      (80,000)         8.00

    Forfeited and cancelled                        (20,000)         8.00

    Granted in 1999                              1,190,500          7.93        6.03
                                                 ---------
Outstanding at December 31, 1999                 4,484,766          8.40
                                                 =========          ====
Exercisable at December 31, 1997                   464,853          8.86
                                                 =========          ====
Exercisable at December 31, 1998                 1,241,706          8.64
                                                 =========          ====
Exercisable at December 31, 1999                 2,204,720          8.52
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

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


     Income tax benefit (expense) differs from the amounts computed by applying the Federal income tax rate of 35% as a result of the following (amounts in thousands):

                                           YEARS ENDED DECEMBER 31,
                                        -------------------------------
                                         1999       1998        1997
                                        -------   ---------    -------
                                            amounts in thousands
Computed "expected" tax (expense)
   benefit                             $(23,687)  $ 155,843     83,419
State and local income taxes, net
   of Federal income tax benefit            931          --     13,009
Issuance of common stock by subsidiary       --    (104,666)        --
Change in valuation allowance            15,695     (51,736)   (98,521)
Other                                     6,645         559      2,093
                                        -------   ---------    -------
                                       $   (416)         --         --
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

     In addition, Phoenixstar made advances to TSAT for the payment of certain costs related to the Tempo Satellite and the proposed high power strategy. Such advances aggregated $6,365,000 during 1998, and are included in due to Phoenixstar in the accompanying 1998 consolidated balance sheet.

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