Form 10-Q
period 2000-06-30
TCI SATELLITE ENTERTAINMENT INC
filed 2000-08-11
CIK 1022222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

     The number of shares outstanding of TCI Satellite Entertainment, Inc.'s common stock as of July 31, 2000, was:

                   Series A common stock - 63,892,830 shares;
                  and Series B common stock - 7,740,805 shares.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                      June 30,          December 31,
                                                                        2000                1999
                                                                     -----------        ------------
                                                                          amounts in thousands
ASSETS
Cash and cash equivalents                                            $   223,603             2,473
Receivables and prepaid expenses                                           1,473               113
Investment in General Motors Corporation ("General Motors"),
   at fair value (note 3)                                                 53,291           135,101
Investment in Sprint Corporation PCS Group Stock
   ("Sprint PCS Stock"), at fair value (note 7)                          302,542                --
Investments in affiliates accounted for using the equity
   method (note 8)                                                       216,284                --
Other investments, at cost (note 9)                                      217,183             5,000
Support equipment, net                                                       287               275
Deferred financing costs                                                     173               235
                                                                     -----------          --------
                                                                     $ 1,014,836           143,197
                                                                     ===========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                $       644               210
Accrued interest payable                                                     282                53

Due to parent
   Accrued interest                                                        1,440                --
   Other accrued expenses                                                    123                --
   Note payable                                                           56,334                --
                                                                     -----------          --------
                                                                          57,897                --
                                                                     -----------          --------

Taxes payable                                                                650               650
General Motors share appreciation right liability (note 3)                    --            68,959
Employee stock appreciation right liability                                  296             5,554
Debt (note 11)                                                            21,644             3,044
Deferred tax liability                                                     2,435                --
                                                                     -----------          --------
      Total liabilities                                                   83,848            78,470
                                                                     -----------          --------

Minority interests in equity of consolidated subsidiaries                567,891                --
Redeemable preferred stock (notes 2 and 12)                              194,543                --

Stockholders' Equity:
   Series A common stock, $1 par value; authorized
      185,000,000 shares; issued 63,887,311 in 2000
      and 62,894,446 in 1999                                              63,887            62,894
   Series B common stock, $1 par value; authorized
      10,000,000 shares; issued 7,746,324 in 2000
      and 8,465,224 in 1999                                                7,746             8,465
   Additional paid-in capital                                            931,441           825,726
   Accumulated other comprehensive income                                 29,172                --
   Accumulated deficit                                                  (863,367)         (832,358)
                                                                     -----------          --------
                                                                         168,879            64,727
   Series A common stock held in treasury, at
      cost (29,545 shares)                                                  (325)               --
                                                                     -----------          --------
      Total stockholders' equity                                         168,554            64,727
                                                                     -----------          --------
Commitment (note 15)
                                                                     $ 1,014,836           143,197
                                                                     ===========          ========


See accompanying notes to condensed consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Operations
                      and Other Comprehensive Income (Loss)
                                   (unaudited)

                                                              Three months ended                   Six months ended
                                                                   June 30,                             June 30,
                                                          ---------------------------          ------------------------
                                                            2000              1999               2000             1999
                                                          ---------          --------          -------          -------
                                                                  amounts in thousands, except per share amounts

Management fee revenue                                    $     130                --              220               --

Operating costs and expenses:
   Operating                                                     --             1,734               --            4,511
   Selling, general and administrative                        1,155                74            2,373              117
   Stock compensation (note 13)                              (5,175)              144           (2,787)             325
   Depreciation                                                  27                --               40               --
                                                          ---------          --------          -------          -------
                                                             (3,993)            1,952             (374)           4,953
                                                          ---------          --------          -------          -------
        Operating income (loss)                               4,123            (1,952)             594           (4,953)

Other income (expense):
   Gain on sale of General Motors stock (note 3)             36,643                --           36,643               --
   Loss on General Motors share appreciation
      rights (note 3)                                       (65,721)               --          (65,721)              --
   Interest income                                            3,561                --            4,234               --
   Interest expense-parent                                   (1,235)               --           (1,440)              --
   Interest expense-other                                      (312)               --             (449)              --
   Share of losses of affiliates                             (1,967)               --           (2,106)              --
   Minority interests in earnings of
      consolidated subsidiaries                             (17,775)               --          (18,166)              --
   Gain on sale of satellites (note 3)                           --            97,477               --           13,712
   Other, net (note 3)                                           --            66,171               --           66,173
                                                          ---------          --------          -------          -------
                                                            (46,806)          163,648          (47,005)          79,885
                                                          ---------          --------          -------          -------
        Earnings (loss) before income taxes                 (42,683)          161,696          (46,411)          74,932
Income tax benefit (note 14)                                 15,402                --           15,402               --
                                                          ---------          --------          -------          -------
        Net earnings (loss)                                 (27,281)          161,696          (31,009)          74,932
Accretion of redeemable preferred stock (note 12)            (1,432)               --           (1,671)              --
Dividends on redeemable preferred stock                      (7,483)               --           (8,733)              --
                                                          ---------          --------          -------          -------
        Net earnings (loss) attributable to
           common shareholders                            $ (36,196)          161,696          (41,413)          74,932
                                                          =========          ========          =======          =======
Basic and diluted earnings (loss) per
   common share (note 5)                                  $    (.51)             2.38             (.58)            1.11
                                                          =========          ========          =======          =======
Other comprehensive income:
   Net earnings (loss)                                    $ (27,281)          161,696          (31,009)          74,932
   Unrealized holding gain (loss) on available
      for sale securities, net of taxes
      and reclassification adjustment                       (16,217)            4,662           29,172            4,662
   Unrealized gain (loss) on share
      appreciation right liability, net of taxes
      and reclassification adjustment                        24,767            (4,662)              --           (4,662)
                                                          ---------          --------          -------          -------
        Comprehensive income (loss)                       $ (18,731)          161,696           (1,837)          74,932
                                                          =========          ========          =======          =======


See accompanying notes to condensed consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

            Condensed Consolidated Statement of Stockholders' Equity

                         Six months ended June 30, 2000
                                   (unaudited)

                                                                                 Accumulated
                                             Common Stock          Additional       other                                  Total
                                         ---------------------      paid-in     comprehensive   Accumulated  Treasury  Stockholders'
                                         Series A     Series B      capital         income        deficit      stock      equity
                                         --------     --------     ----------   -------------   -----------  --------  -------------
                                                                               amounts in thousands
Balance at January 1, 2000               $62,894       8,465        825,726           --        (832,358)        --         64,727
  Net loss                                    --          --             --           --         (31,009)        --        (31,009)
  Reversal of deferred tax asset
    valuation allowance resulting
    from the Liberty transaction
    (note 14)                                 --          --        114,628           --              --         --        114,628
  Unrealized holding gains on
    available-for-sale securities,
    net of taxes                              --          --             --       29,172              --         --         29,172
  Accretion and dividends on
    redeemable preferred stock                --          --        (10,404)          --              --         --        (10,404)
  Issuance of Series A common stock
    for preferred stock dividends             90          --          1,143           --              --         --          1,233
  Recognition of stock compensation
    related to stock options and
    restricted stock awards                   --          --             35           --              --         --             35
  Issuance of Series A common stock
    upon exercise of stock options            71          --            426           --              --         --            497
  Issuance of common stock related
    to restricted stock awards               113          --           (113)          --              --         --             --
  Series B common stock exchanged
    for Series A common stock                719        (719)            --           --              --         --             --
  Repurchase of Series A common stock         --          --             --           --              --       (325)          (325)
                                         -------      ------       --------       ------        --------       ----       --------
Balance at June 30, 2000                 $63,887       7,746        931,441       29,172        (863,367)      (325)       168,554
                                         =======      ======       ========       ======        ========       ====       ========


See accompanying notes to condensed consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                       Six months ended
                                                                           June 30,
                                                                  --------------------------
                                                                    2000              1999
                                                                  ---------          -------
                                                                      amounts in thousands
                                                                         (see note 6)
Cash flows from operating activities:
   Net earnings (loss)                                            $ (31,009)          74,932
   Adjustments to reconcile net earnings (loss) to net
     cash used by operating activities:
        Depreciation                                                     40               --
        Gain on sale of General Motors stock                        (36,643)              --
        Loss on General Motors share appreciation rights             65,721               --
        Share of losses of affiliates                                 2,106               --
        Minority interests in earnings of consolidated
          subsidiaries                                               18,166               --
        Deferred tax benefit                                        (15,402)              --
        Amortization of deferred loan costs                              62               --
        Stock compensation                                           (2,787)             325
        Payments for stock compensation                              (2,436)              --
        Gain on sale of satellites                                       --          (13,712)
        Receipt of General Motors common stock recorded
          as other income                                                --          (66,143)
        Changes in operating assets and liabilities, net
          of the effects of the Liberty transaction:
              Change in receivables and prepaid expenses             (1,360)              --
              Change in accruals and payables                         1,992               --
                                                                  ---------          -------
                Net cash used by operating activities                (1,550)          (4,598)
                                                                  ---------          -------

Cash flows from investing activities:
   Net proceeds from sale of General Motors stock                    74,243               --
   Payment of General Motors share appreciation rights              (65,721)              --
   Investments in affiliates                                        (86,875)              --
   Capital expended for property and equipment                          (52)              --
   Proceeds received from the Liberty transaction                   249,620               --
   Net proceeds from sale of satellites                                  --            2,500
                                                                  ---------          -------
                Net cash provided by investing activities           171,215            2,500
                                                                  ---------          -------
Cash flows from financing activities:
   Borrowings of debt                                                18,600               --
   Repayments of note payable to parent                              (3,666)              --
   Contributions by minority owners of subsidiaries                  36,359               --
   Proceeds from exercise of stock options                              497               --
   Purchase of common stock from director                              (325)              --
   Increase in due to Phoenixstar                                        --            4,628
   Contribution for common stock to be issued                            --            3,452
                                                                  ---------          -------
                Net cash provided by financing activities            51,465            8,080
                                                                  ---------          -------
                Net increase in cash and cash equivalents           221,130            5,982

                Cash and cash equivalents:
                   Beginning of period                                2,473               --
                                                                  ---------          -------
                   End of period                                  $ 223,603            5,982
                                                                  =========          =======


See accompanying notes to condensed consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2000
                                   (unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of TCI Satellite Entertainment, Inc. and those of all majority-owned or controlled subsidiaries, including the TSAT LLC's described in note 2, ("TSAT" or the "Company"). All significant inter-company transactions have been eliminated.

     As a result of the Liberty Transactions described in note 2, the Hughes Transaction described in note 3 and the TSAT Asset Transfer described in note 4, TSAT is currently a holding company, and since March 16, 2000, has been a consolidated subsidiary of Liberty Media Corporation. As a holding company, TSAT has had no significant operations subsequent to the TSAT Asset Transfer. The Company incurs general and administrative expenses to manage its investments and its status as a publicly traded company. In addition, the Company provides management services to Phoenixstar, Inc., and one of the Company's subsidiaries conducts research and development in certain emerging technologies.

     The Company currently intends to leverage its capital position and its role as managing member of the TSAT LLC's to pursue strategic opportunities worldwide in the distribution of internet data and other content via satellite and related businesses and is actively seeking to develop and/or acquire operating businesses related to, or complementary with, such strategy.

     The accompanying interim condensed consolidated financial statements of TSAT are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of TSAT as of June 30, 2000 and the results of its operations for the six months ended June 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in TSAT's December 31, 1999 Annual Report on Form 10-K.

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

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(2)  LIBERTY TRANSACTIONS

     On March 16, 2000, the Company entered into two transactions (collectively, the "Liberty Transactions"), both of which closed simultaneously, with Liberty Media Corporation ("Liberty"). Pursuant to the terms of the first transaction, the Company acquired a beneficial interest in 5,084,745 shares of Sprint PCS Stock with an aggregate market value on the closing date of $300 million in exchange for 150,000 shares of TSAT Series A Preferred Stock with a liquidation value of $150 million and 150,000 shares of TSAT Series B Preferred Stock ("Series B Preferred Stock") with a liquidation value of $150 million. The attributes of both series of preferred stock are described in more detail in note 12. The shares of Series B Preferred Stock have super voting rights which give Liberty voting control over the Company. Accordingly, since March 16, 2000, the Company has been a consolidated subsidiary of Liberty. The Company accounts for its investment in Sprint PCS Stock as an available-for-sale security. The closing share price of Sprint PCS Stock as of June 30, 2000 was $59.50 per share.

     Pursuant to the terms of the second transaction, the Company (through its wholly-owned subsidiaries) became the managing member of two newly formed limited liability companies, Liberty Satellite, LLC ("LSAT LLC") and LSAT Astro LLC ("LSAT Astro," and together with LSAT LLC, the "TSAT LLC's"). The Company contributed its beneficial interest in 1,407,307 shares of General Motors Class H Common Stock ("GMH Stock"), net of the General Motors share appreciation right liability described in note 3, and its interest in JATO Communications Corp. to LSAT LLC in exchange for a 10.59% ownership interest in LSAT LLC. Liberty contributed its interests in various satellite related assets, including an 86.01% ownership interest in LSAT Astro, to LSAT LLC in exchange for the remaining 89.41% ownership interest in LSAT LLC. As the Company is a consolidated subsidiary of Liberty, all of the investments contributed by the Company and Liberty to the TSAT LLC's were recorded at their net book values at the date of contribution. In addition, TSAT received a 13.99% ownership interest in LSAT Astro in exchange for a $60 million note payable to Liberty.

     The Company operates and manages the activities of the TSAT LLC's and has decision-making authority with respect to significant business transactions entered into by such entities. Accordingly, the TSAT LLC's have been included in the Company's consolidated financial statements since March 16, 2000.

(3)  HUGHES TRANSACTIONS

     Effective June 4, 1999, the Company completed the sale of its high power direct broadcast satellite ("DBS") assets to Hughes Electronics Corporation ("Hughes"), pursuant to an asset purchase agreement dated as of January 22, 1999 (the "Hughes High Power Agreement"), among Tempo Satellite, Inc., a wholly-owned subsidiary of the Company ("Tempo"), Phoenixstar, Inc., a Delaware corporation formerly known as PRIMESTAR, Inc. ("Phoenixstar"), Phoenixstar Partners L.P., a Delaware limited partnership and wholly-owned subsidiary of Phoenixstar formerly known as PRIMESTAR Partners L.P. ("PRIMESTAR Partners"), and Hughes, a subsidiary of General Motors. The assets transferred by the Company

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     pursuant to the Hughes High Power Agreement consisted of Tempo's two high-power DBS satellites (the "Tempo Satellites"), one of which was in orbit at 119(degree) West Longitude (the "In-Orbit Satellite") and one of which was used as a ground spare (the "Ground Satellite"); its FCC authorizations with respect to the 119(degree) West Longitude orbital location (the "FCC License"); and certain related assets (collectively, the "Tempo High Power Assets").

     The Company had previously granted Phoenixstar the transferable right and option (the "Tempo Purchase Option") to purchase 100% of the Tempo High Power Assets for aggregate consideration of $2.5 million in cash and the assumption of all liabilities. In addition, Tempo had previously granted to PRIMESTAR Partners the right to purchase or lease 100% of the capacity of the DBS system being constructed by Tempo (the "Tempo Capacity Rights"), and PRIMESTAR Partners had made advances to Tempo to fund the construction of Tempo's DBS system in the aggregate amount of $465 million (the "Tempo Reimbursement Obligation").

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

     The first closing under the Hughes High Power Agreement was consummated effective March 10, 1999. In the first closing, Hughes acquired the Ground Satellite and related assets for aggregate consideration of $150 million, comprised of (i) $9,750,000 paid by Hughes to Phoenixstar and PRIMESTAR Partners for the transfer to Hughes of the portion of the Tempo Purchase Option allocable to the Ground Satellite and the termination of the portion of the Tempo Capacity Rights allocable to the Ground Satellite, (ii) $750,000 paid by Hughes to Tempo to exercise the portion of the Tempo Purchase Option allocable to the Ground Satellite; and (iii) the assumption and payment by Hughes of a portion of the Tempo Reimbursement Obligation in the amount of $139,500,000. At the time of the first closing, the carrying value of the Ground Satellite was $224 million.

     In addition, as required by the Hughes High Power Agreement, the Company and Phoenixstar agreed to terminate the previously announced merger of the Company with and into Phoenixstar, effective as of such first closing.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     The FCC approved the transfer of the FCC License to Hughes on May 28, 1999, and the second closing under the Hughes High Power Agreement was consummated effective June 4, 1999. In the second closing, Hughes acquired the In-Orbit Satellite and related assets, including all rights of Tempo with respect to the FCC License, for aggregate consideration of $350 million comprised of (i) $22,750,000 paid by Hughes to Phoenixstar and PRIMESTAR Partners for the transfer to Hughes of the portion of the Tempo Purchase Option allocable to the In-Orbit Satellite and the termination of the portion of the Tempo Capacity Rights allocable to the In-Orbit Satellite, (ii) $1,750,000 paid by Hughes to Tempo to exercise the portion of the Tempo Purchase Option allocable to the In-Orbit Satellite; and (iii) the assumption and payment by Hughes of the remainder of the Tempo Reimbursement Obligation, in the amount of $325,500,000.

     The carrying value of the In-Orbit Satellite was approximately $239 million at the time of the second closing. In addition, Phoenixstar agreed to forgive amounts due from Tempo not assumed by Hughes in the amount of $9,346,000.

     In a separate transaction (the "Hughes Medium Power Transaction") completed on April 28, 1999 (the "Hughes Closing Date"), Phoenixstar sold to Hughes Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash and 14.613 million shares of GMH Stock (on a split-adjusted basis) valued at approximately $258 million on the date of closing.

     In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar approved the payment to TSAT of consideration in the form of 4.221 million shares of GMH Stock (on a split-adjusted basis) (the "Phoenixstar Payment"), subject to the terms and conditions set forth in an agreement (the "Phoenixstar Payment Agreement") dated as of January 22, 1999. In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue Phoenixstar a share appreciation right (the "TSAT GMH SAR") with respect to the shares of GMH Stock received as the Phoenixstar Payment, granting Phoenixstar the right to any market price appreciation in such GMH Stock during the one-year period following the date of issuance, over an agreed strike price of $15.67 (on a split-adjusted basis). Pursuant to the Phoenixstar Payment Agreement, TSAT has also agreed to forego any liquidating distribution or other payment that might be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity and has agreed to transfer beneficial interest in its shares in Phoenixstar to the other Phoenixstar stockholders. On the Hughes Closing Date, the Company received 4.221 million shares of GMH Stock (on a split-adjusted basis) from Phoenixstar in satisfaction of the Phoenixstar Payment.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     Effective May 10, 2000, the Company sold 2.4 million shares of GMH Stock (on a split-adjusted basis) for net cash proceeds of $74,243,000 (after fees and commissions of $717,000), and recognized a gain on sale of $36,643,000. The Company paid $65,721,000 of such cash proceeds to Phoenixstar to satisfy the TSAT GMH SAR, and recognized a loss of $65,721,000.

     TSAT, through LSAT LLC continues to hold 1,821,921 shares of GMH Stock (on a split-adjusted basis) and accounts for such shares as available-for-sale. The closing price of GMH Stock as of June 30, 2000 was $29.25 (on a split-adjusted basis).

(4)  THE RESTRUCTURING

     Effective April 1, 1998 (the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998, (the "Restructuring Agreement"), among TSAT, Phoenixstar (which, prior to the Restructuring was a wholly-owned subsidiary of TSAT), Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc., ("MediaOne"), and GE American Communications, Inc., and (ii) an Asset Transfer Agreement dated as of February 6, 1998, (the "TSAT Asset Transfer Agreement") between TSAT and Phoenixstar, a business combination (the "Restructuring") was consummated. In connection with the Restructuring, TSAT contributed and transferred to Phoenixstar (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (i) the capital stock of Tempo, (ii) the consideration to be received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under certain agreements with Phoenixstar and others.

     In addition, the business of PRIMESTAR Partners and the business of distributing the PRIMESTAR(R) programming service ("PRIMESTAR(R)") of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne were consolidated into Phoenixstar.

     In connection with the TSAT Asset Transfer, Phoenixstar assumed all of TSAT's indebtedness on such date, and TSAT received from Phoenixstar 66.3 million shares of Class A Common Stock of Phoenixstar ("Phoenixstar Class A Common Stock") and 8.5 million shares of Class B Common Stock of Phoenixstar ("Phoenixstar Class B Common Stock", and together with the Phoenixstar Class A Common Stock, ("Phoenixstar Common Stock"), in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement. As a result, TSAT owned approximately 37% of the outstanding shares of common equity of Phoenixstar, representing approximately 38% of the combined voting power of such common equity.

     As of June 30, 2000, TSAT's share of losses of Phoenixstar had reduced the book value of TSAT's investment in Phoenixstar to zero. Also, as noted above, TSAT has no further commitment to fund obligations of Phoenixstar. Pursuant to the terms of the Phoenixstar Payment Agreement, TSAT has

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     agreed to transfer its beneficial ownership in Phoenixstar to the other Phoenixstar shareholders.

     Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly fee. Such fees aggregated $220,000 for the six months ended June 30, 2000.

(5)  EARNINGS (LOSS) PER COMMON SHARE

     The Company computes earnings (loss) per share in accordance with SFAS No. 128, EARNINGS PER SHARE ("SFAS No. 128"). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss attributable to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Dilutive common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

     The basic earnings (loss) per common share is based on the weighted average number of shares outstanding during the period of 71,529,000 and 67,836,000 shares for the three months ended June 30, 2000 and 1999, respectively, and 71,456,000 and 67,808,000 shares for the six months ended June 30, 2000 and 1999, respectively. Excluded from the computation of diluted earnings
     (loss) per common share for the six months ended June 30, 2000 and 1999 are options and convertible securities to acquire 13,683,000 and 8,515,000 shares of Series A Common Stock and Series B Common Stock, respectively, because inclusion of such options and convertible securities would be anti-dilutive.

(6)  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash paid for interest was 158,000 for the six months ended June 30, 2000 and was not significant for the six months ended June 30, 1999. Cash paid for income taxes was not significant during the six months ended June 30, 2000 and 1999.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements


     Significant non-cash investing and financing activities are as follows:

                                                              Six months ended
                                                                   June 30,
                                                         ---------------------------
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
                                                         =========          =======


(7)  INVESTMENT IN SPRINT PCS STOCK

     As noted above, the Company acquired beneficial interest in 5,084,745 shares of Sprint PCS Stock as part of the Liberty Transactions. The Company accounts for such investment as an available-for-sale security. The closing share price of Sprint PCS Stock on June 30, 2000 was $59.50 per share.

     In June and July 2000, the trust holding the Sprint PCS Stock for TSAT's benefit entered into a two and one-half year "cashless collar" with a financial institution with respect to TSAT's Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in approximately two and one-half years for a weighted average price of $59.71 per share. TSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in approximately two and one-half years for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or TSAT.

     As TSAT's cashless collar is designated to specific shares of Sprint PCS Stock for which the Company has beneficial interest, and the changes in the fair value of the cashless collar are correlated with changes in the fair value of the underlying securities, the cashless collar functions as a hedge. Accordingly, changes in the fair value of the cashless collar are reported as a component of comprehensive income (in unrealized gains) along with the changes in the fair value of the Sprint PCS Stock.

(8)  INVESTMENTS IN AFFILIATES

     TSAT uses the equity method to account for investments in which its voting percentage is 20% to 50%. Pursuant to the Liberty Transactions described in note 2, Liberty contributed its approximate 32% ownership interest in Astrolink International L.L.C. ("Astrolink") to the TSAT LLC's. Liberty contributed

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     Astrolink at its net book value at the date of the transaction. Astrolink is currently in its developmental stages but intends to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. The first two satellites are expected to be launched in 2002 and are intended to serve customers in North and South America, Europe and the Middle East. Additional spacecraft are expected to extend the network worldwide and may provide in-orbit backup, as well.

     During the second quarter of 2000, LSAT LLC invested $12.6 million in exchange for an approximate 22.7% ownership interest in Aerocast.com, Inc. ("Aerocast"). LSAT LLC also received warrants to purchase Aerocast preferred stock, which if exercised in full, would increase LSAT LLC's interest in Aerocast to approximately 36%. The aggregate exercise price for the warrants is $7.35 million. Aerocast is developing next generation streaming media technologies for broadband network operators and video content providers. Aerocast intends to utilize terrestrial and satellite platforms to distribute streaming media to businesses and consumers with high-speed internet access.

     Summarized operational data for Astrolink and Aerocast since their respective acquisitions is as follows:

     Investment income                     $ 2,172
     Operating expenses                     (8,686)
     Depreciation and amortization            (171)
                                           -------
                                           $(6,685)
                                           =======

(9)  OTHER INVESTMENTS

     The following table summarizes TSAT's other investments at June 30, 2000 (dollar amounts in thousands):

                                                              Accounting            Book
                      Investment                                method              basis
      ------------------------------------------              ----------          ---------
      (a)  Investments in various Latin American
           satellite companies                                   Cost             $ 107,750

      (b)  XM Satellite Radio, Inc. ("XMSR")                     AFS*                37,438

      (c)  iSKY, Inc.                                            Cost                60,995

      (d)  Other                                                 Cost                11,000
                                                                                  ---------
                                                                                  $ 217,183
                                                                                  =========


     *Denotes an investment carried as an available-for-sale security.


     (a) Represents the aggregate book basis of a number of different satellite television operators located in Mexico, Brazil, Chile and Columbia. LSAT LLC has a 10% beneficial interest in each Latin and South American company.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     (b) XMSR, a publicly traded company, plans to transmit up to 100 national audio channels of music, news, talk, sports and children's programming from two satellites directly to vehicle, home and portable radios. LSAT LLC currently owns 1,000,000 shares of XMSR common stock representing an approximate 2% interest. XMSR closing stock price as of June 30, 2000 was $37.44 per share.

     (c) iSky, Inc. plans to build a Ka-band satellite network that will focus on providing broadband services to homes and small offices in North America and Latin America. LSAT LLC owns an approximate 18% interest in iSky, Inc.

     (d) Includes investments in Jato Communications Corp.; Netbeam, Incorporated; and Prairie Inet, LLC.

(10) AMOUNTS DUE TO PARENT

     Certain payroll and other expenses are advanced to TSAT by Liberty. Such advances are non-interest bearing, aggregated $123,000 at June 30, 2000, and are repaid monthly.

     The Company entered into a $60,000,000 promissory note on March 16, 2000 in exchange for its interest in LSAT Astro. The note bears interest at Libor plus 2% (approximately 8.19% at June 30, 2000). Interest payments are due semi-annually on the first day of March and September, commencing on September 1, 2000. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. Accrued interest aggregated $1,440,000 at June 30, 2000.

(11) DEBT

     On November 19, 1999, TSAT entered into a bank loan agreement (the "TSAT Credit Facility") with aggregate commitments of $25,000,000. The TSAT Credit Facility is unsecured and is due upon 10 days notice from the lending bank.

     At June 30, 2000, $21,644,000 had been borrowed under the TSAT Credit Facility at a weighted average interest rate of 8.3% per annum. The Company pays a commitment fee of 0.75% on the unused portion of the TSAT Credit Facility.

     At June 30, 2000, the fair value of the Company's debt approximated its carrying value.

(12) REDEEMABLE PREFERRED STOCK

     On March 16, 2000, the Company issued 150,000 shares of Series A Cumulative Preferred Stock ("Series A Preferred Stock") and 150,000 shares of Series B Preferred Stock to Liberty in exchange for shares of Sprint PCS Stock.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     SERIES A CUMULATIVE PREFERRED STOCK

     The Series A Preferred Stock accrues dividends at 12% per annum at all times prior to April 1, 2005, 11% on and after April 1, 2005 and prior to April 1, 2010, and 10% on and after April 1, 2010. Such dividends are payable the last day of each March, June, September and December. Dividends not paid are added to the liquidation preference on such date and remain a part of the liquidation preference until such dividends are paid. On and after the occurrence and during the continuation of a default, the dividend rate will be equal to the dividend rate then in effect plus 2%. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any shares, parity securities or junior securities and from setting aside any money or assets for any such purpose during any period in which the Company is in arrears with respect to payment of dividends on Series A Preferred Stock.

     The holder of Series A Preferred Stock is not entitled to vote on any matters submitted to a vote of the shareholders of TSAT, except as required by law and other limited exceptions.

     The liquidation preference of each share of the Series A Preferred Stock is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued and unpaid on such shares.

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

     SERIES B CUMULATIVE CONVERTIBLE VOTING PREFERRED STOCK

     The Series B Preferred Stock accrues dividends at the rate of 8% per annum. Such dividends are payable the last day of each March, June, September and December. Dividends not paid are added to the liquidation preference on such date and remain a part of the liquidation preference until such dividends are paid. On and after the occurrence and during the continuance of a default, the dividend rate will be 10% per annum. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any shares, parity securities or junior securities and from setting aside any money or assets for any such purpose during any period in which the Company is in arrears with respect to payment of dividends on Series B Preferred Stock.

     In addition to voting rights required by law, each share of Series B Preferred Stock will be entitled to vote together with holders of the Series A and Series B Common Stock as a single class upon all matters upon which holders of Series A and Series B Common Stock are entitled to vote. In any such vote, the holders of Series B Preferred Stock will be entitled to 5,580 votes per share held. The Series B Preferred Stock is redeemable at the option of the Company on April 1,

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     2005. At any date on or after April 1, 2020, the Series B Preferred Stock is redeemable at the option of the holder for cash.

     The liquidation preference of each share of the Series B Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued and unpaid on such shares.

     Each share of the Series B Preferred Stock is initially convertible into
     113.1145 shares of Series B Common Stock. Such conversion rate was calculated as the liquidation value of such shares divided by $8.8406 and is adjustable based on the adjusted liquidation value at the date of conversion.

     Both the Series A and Series B Preferred Stock were issued at a discount from the stated values of such shares. Therefore, the Company is accreting both the Series A Preferred Stock and the Series B Preferred Stock up to the respective redemption values over the period from the issuance date to the redemption date using the effective interest method. Accretion on the Series A and Series B Preferred Stock for the period from March 16, 2000 to June 30, 2000 aggregated $1,671,000, has been accounted for as a direct charge to additional-paid-in-capital and has been included in the calculation of loss attributed to common shareholders.

(13) STOCK OPTIONS

     Certain officers and key employees of the Company are party to stock based compensation arrangements. Participants under the Company's plans hold options, some of which have tandem stock appreciation rights, which base compensation on the performance of the Company's stock. Stock compensation expense has been recorded in the accompanying consolidated financial statements pursuant to APB Opinion No. 25. Such amounts are subject to future adjustments based upon vesting and the market value of the Company's Series A Common Stock when the rights are exercised. The consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2000 include adjustments of $2,787,000 as a result of a decrease in the market price of the Company's common stock.

(14) INCOME TAXES

     Pursuant to the Liberty Transactions described in note 2, the Company recorded an approximate $114 million deferred tax liability in connection with its investment in Sprint PCS Stock, which is accounted for as an available-for-sale security in the accompanying consolidated financial statements. Tax net operating losses are available to offset this future taxable income. Accordingly, a portion of the tax valuation allowance established as of December 31, 1999 for deferred tax assets has been reversed. The Company has accounted for the decrease in the tax valuation allowance for the six months ended June 30, 2000 as a direct credit to additional paid-in capital in the accompanying consolidated financial statements.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(15) COMMITMENTS

     Pursuant to the terms of the Liberty Transactions, Liberty contributed $249,620,000 in cash to LSAT Astro. The Company intends to use such cash to fund future capital requirements of Astrolink ($217.9 million at June 30, 2000). TSAT and LSAT Astro assumed the commitment for such capital requirements in connection with the Liberty Transactions.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion and analysis provides information concerning the financial condition and results of operations of TSAT and should be read in conjunction with (i) the accompanying condensed consolidated financial statements of TSAT, and (ii) the consolidated financial statements, and related notes thereto, of TSAT, and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in TSAT's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TSAT, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; uncertainties inherent in proposed business strategies and development plans, including uncertainties regarding possible regulatory issues under the Investment Company Act of 1940, as amended (the "Investment Company Act"); future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint ventures; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. TSAT expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in TSAT's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

See note 2 to the accompanying consolidated financial statements for a discussion of the Liberty Transactions.

See note 3 to the accompanying consolidated financial statements for a discussion of the transactions with Hughes.

See note 4 to the accompanying consolidated financial statements for a description of the Restructuring.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Subsequent to the TSAT Asset Transfer, the Company has had no significant operations other than (i) expenses associated with the operation and maintenance of the Tempo Satellites, prior to the sale to Hughes effective June 4, 1999 ($4,511,000 during the six months ended June 30, 1999), (ii) general and administrative expenses incurred to manage the Company's investments and its status as a publicly traded company ($1,573,000 and $117,000 during the six months ended June 30, 2000 and 1999, respectively), and (iii) expenses incurred by a subsidiary of the Company to conduct research and development in certain emerging technologies. In addition, the Company incurred approximately $800,000 in investment banking, legal and accounting fees with respect to the Liberty Transactions. During the six months ended June 30, 2000, the Company also recorded a $2,787,000 reduction in stock compensation expense primarily as a result of a decrease in its stock price through June 30, 2000.

Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly fee. Such fees aggregated $130,000 and $220,000 for the three and six months ended June 30, 2000, respectively.

In May 2000, the Company sold 2.4 million shares of GMH Stock (on a split-adjusted basis) for net cash proceeds of $74,243,000 (after fees and commissions of $717,000) and used $65,721,000 of such net cash proceeds to satisfy the GMH SAR Liability. The Company recognized a gain on the sale of the GMH Stock of $36,643,000, which was more than offset by a loss on the satisfaction of the GMH SAR Liability of $65,721,000. The Company continues to own 1,821,921 shares of GMH Stock.

During the three and six months ended June 30, 2000, TSAT recognized interest expense of $1,235,000 and $1,440,000, respectively, related to its note payable to Liberty and $312,000 and $449,000, respectively, related to the TSAT Credit Facility. TSAT had no debt or interest expense during the six months ended June 30, 1999.

TSAT recognized interest income of $3,561,000 and $4,234,000 during the three and six months ended June 30, 2000, respectively. Such income was earned primarily on the cash balance maintained by LSAT Astro which the Company acquired as part of the Liberty Transactions.

During the three and six months ended June 30, 2000, the Company's share of losses of affiliates aggregated $1,967,000 and $2,106,000, respectively, primarily related to its investment in Astrolink.

The Company recorded minority share of earnings aggregating $17,775,000 and $18,166,000 during the three and six months ended June 30, 2000, respectively. Such share of earnings relates primarily to LSAT LLC's loss on the sale of GMH Stock and gain on the payment of the GMH SAR. Such loss and gain are based on LSAT LLC's basis in GMH Stock and the GMH SAR liability recorded in connection with the formation of LSAT LLC.

During the six months ended June 30, 1999, TSAT recognized $66,143,000 of other income upon the receipt from Phoenixstar of the GMH Stock in connection with the consummation of the Hughes Medium Power Transaction.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

MATERIAL CHANGES IN FINANCIAL CONDITION

As a result of the consummation of the Hughes transactions, the Company currently has no operating income or cash flow. On November 19, 1999, TSAT entered into the TSAT Credit Facility with aggregate commitments of $25,000,000. At June 30, 2000, $21,644,000 had been drawn under the TSAT Credit Facility at a weighted average interest rate of 8.3% per annum. The unused portion of the TSAT Credit Facility is charged a commitment fee at a rate of 0.75%.

Through March 15, 2000, the TSAT Credit Facility was collateralized by the GMH Stock. Upon consummation of the Liberty Transactions and the contribution by TSAT of the GMH Stock to LSAT LLC, the TSAT Credit Facility is no longer collateralized. As a result, the TSAT Credit Facility was converted to a demand note which is due and payable upon 10 days notice from the lending institution.

During the six months ended June 30, 2000, the Company funded its operating activities and its investments in affiliates with a combination of (i) contributions from Liberty, (ii) borrowings of debt and (iii) net cash proceeds from the sale of GMH Stock.

In June and July 2000, the trust holding the Sprint PCS Stock for TSAT's benefit entered into a two and one-half year "cashless collar" with a financial institution with respect to TSAT's Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in approximately two and one-half years for a weighted average price of $59.71 per share. TSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in approximately two and one-half years for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or TSAT.

The Company intends to enter into a loan agreement based upon the value of the Sprint PCS Stock put option described above. There is no assurance that the Company will be able to negotiate such an agreement on terms acceptable to the Company.

Pursuant to the terms of the Liberty Transactions, Liberty contributed $249,620,000 in cash to LSAT Astro. The Company intends to use such cash to fund future capital requirements of Astrolink ($217.9 million at June 30, 2000). TSAT and LSAT Astro assumed the commitment for such capital requirements in connection with the Liberty Transactions.

The Company currently intends to leverage its capital position and its role as managing member of the TSAT LLC's to pursue strategic opportunities worldwide in the distribution of internet data and other content via satellite and related businesses and is actively seeking to develop and/or acquire operating businesses related to, or complementary with, such strategy.

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

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2000, the Company had $77,978,000 of variable-rate debt with a weighted-average interest rate of 8.2%. Accordingly, the Company is sensitive to market rate risk. To date, the Company had not entered into any derivative instruments to manage its interest rate exposure. $21,644,000 of such variable-rate debt is due upon demand, and $56,334,000 is due in 2003.

The Company also has price risk related to investments in equity securities. The following table summarizes the market risk for the Company:


                                               June 30, 2000                            December 31, 1999
                              ----------------------------------------   ---------------------------------------
                              Shares                                     Shares
                              Owned     Fair value      Carrying value   Owned     Fair value     Carrying value
                              -------   ------------    --------------  -------   ------------    --------------
                                                             amounts in thousands
     Equity price risk:
         GMH Stock (1)         1,822     $ 53,291        $ 53,291        4,222       $135,101        $135,101
         Sprint PCS Stock (2)  5,085     $302,542        $302,542           --       $     --        $     --
         XMSR Stock            1,000     $ 37,438        $ 37,438           --       $     --        $     --


(1) Shares owned reflect a 3 for 1 stock split effected July 3, 2000.

(2) In June and July 2000, the trust holding the Spring PCS Stock for TSAT's benefit entered into a two and one-half year "cashless collar" with a financial institution with respect to TSAT's Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in approximately two and one-half years for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or TSAT.

               TCI SATELLITE ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)



PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit

          27  -  Financial Data Schedule

     (b)  Reports on Form 8-K filed during quarter ended June 30, 2000:

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TCI SATELLITE ENTERTAINMENT, INC.





Date: August 11, 2000                  By: /s/ Kenneth G. Carroll
                                          ------------------------------
                                               Kenneth G. Carroll
                                               Senior Vice President,
                                               Chief Financial Officer and
                                                 Treasurer (Principal Financial
                                                 Officer)




Date: August 11 , 2000                 By: /s/ Mark E. Burton
                                          ------------------------------
                                               Mark E. Burton
                                               Vice President
                                                 (Chief Accounting Officer)