Form 10-Q
period 2000-09-30
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2000-11-14
CIK 1022222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____ to _____

Commission File Number: 0-21317

                      LIBERTY SATELLITE & TECHNOLOGY, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

           State of Delaware                              84-1299995
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

7600 East Orchard Road, Suite 330 South
         Englewood, Colorado                                80111
----------------------------------------             --------------------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (303) 268-5440

                        TCI SATELLITE ENTERTAINMENT, INC.
                        ---------------------------------
                                  (Former name)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

      The number of shares outstanding of Liberty Satellite & Technology, Inc.'s common stock as of October 31, 2000, was:

                 Series A common stock - 65,468,058 shares; and
                    Series B common stock - 7,735,533 shares.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                            September 30,   December 31,
                                                                 2000           1999
                                                            -------------   ------------
                                                                amounts in thousands
Assets
------
Cash and cash equivalents (note 15)                          $   208,273          2,473
Receivables and prepaid expenses                                   1,228            113
Investment in General Motors Corporation Class H
  common stock ("GM Hughes Stock"), at fair
  value (note 3)                                                  67,739        135,101
Investment in Sprint Corporation PCS Group Stock
  ("Sprint PCS Stock"), at fair value (note 7)                   271,932             --
Investments in affiliates accounted for using the equity
  method (note 8)                                                262,687             --
Other investments, at cost (note 9)                              234,827          5,000
Support equipment, net                                               258            275
Deferred financing costs                                             141            235
                                                             -----------    -----------

                                                             $ 1,047,085        143,197
                                                             ===========    ===========
Liabilities and Stockholders' Equity
------------------------------------
Accounts payable and accrued expenses                        $       510            263

Due to parent (note 10)
   Accrued interest                                                  493             --
   Other accrued expenses                                            159             --
   Note payable                                                   54,982             --
                                                             -----------    -----------
                                                                  55,634             --
                                                             -----------    -----------

Taxes payable                                                        650            650
GM Hughes Stock share appreciation right
   liability (note 3)                                                 --         68,959
Employee stock appreciation right liability                          838          5,554
Debt (note 11)                                                    58,147          3,044
Put option liability (note 9)                                     12,306             --
                                                             -----------    -----------
        Total liabilities                                        128,085         78,470
                                                             -----------    -----------

Minority interests in equity of consolidated subsidiaries        586,024             --
Redeemable preferred stock (notes 2 and 12)                      195,171             --

Stockholders' Equity:
   Series A common stock, $1 par value; authorized
     185,000,000 shares; issued 64,757,386 in 2000 and
     62,894,446 in 1999                                           64,757         62,894
   Series B common stock, $1 par value; authorized
     30,000,000 shares; issued 7,740,642 in 2000 and
     8,465,224 in 1999                                             7,741          8,465
   Additional paid-in capital                                    929,061        825,726
   Accumulated other comprehensive income                         11,582             --
   Accumulated deficit                                          (875,011)      (832,358)
                                                             -----------    -----------
                                                                 138,130         64,727
   Series A common stock held in treasury, at cost (29,545
     shares)                                                        (325)            --
                                                             -----------    -----------
       Total stockholders' equity                                137,805         64,727
                                                             -----------    -----------

Commitment (note 15)
                                                             $ 1,047,085        143,197
                                                             ===========    ===========

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Operations
                      and Other Comprehensive Income (Loss)
                                   (unaudited)

                                                Three months ended       Nine months ended
                                                    September 30,           September 30,
                                               --------------------    --------------------
                                                 2000        1999        2000        1999
                                               --------    --------    --------    --------
                                              amounts in thousands, except per share amounts
Management fee revenue                         $    120          --         340          --

Operating costs and expenses:
   Operating                                         --          --          --       4,511
   Selling, general and administrative              660          87       3,033         205
   Stock compensation (note 13)                     542         144      (2,245)        469
   Depreciation                                      29          --          69          --
                                               --------    --------    --------    --------
                                                  1,231         231         857       5,185
                                               --------    --------    --------    --------

        Operating loss                           (1,111)       (231)       (517)     (5,185)

Other income (expense):
   Gain on sale of GM Hughes Stock
     (note 3)                                        --          --      36,643          --
   Loss on GM Hughes Stock share
     appreciation rights (note 3)                    --          --     (65,721)         --
   Interest income                                3,055          69       7,289         100
   Interest expense-parent                       (1,292)         --      (2,732)         --
   Interest expense-other                          (514)         --        (963)         --
   Share of losses of affiliates                 (2,394)         --      (4,500)         --
   Minority interests in earnings of
     consolidated subsidiaries                     (442)         --     (18,608)         --
   Gain on sale of satellites (note 3)               --          --          --      13,712
   Other, net (note 3)                               --          --          --      66,143
                                               --------    --------    --------    --------
                                                 (1,587)         69     (48,592)     79,955
                                               --------    --------    --------    --------

        Earnings (loss) before income taxes      (2,698)       (162)    (49,109)     74,770
Income tax benefit (expense) (note 14)           (8,946)         --       6,456          --
                                               --------    --------    --------    --------

        Net earnings (loss)                     (11,644)       (162)    (42,653)     74,770
Accretion of redeemable preferred stock
  (note 12)                                      (1,432)         --      (3,104)         --

Dividends on redeemable preferred stock          (7,500)         --     (16,233)         --
                                               --------    --------    --------    --------

        Net earnings (loss) attributable to
          common shareholders                  $(20,576)       (162)    (61,990)     74,770
                                               ========    ========    ========    ========

Basic and diluted earnings (loss) per
   common share (note 5)                       $  (0.29)      (.002)      (0.86)       1.09
                                               ========    ========    ========    ========

Other comprehensive income:
   Net earnings (loss)                         $(11,644)       (162)    (42,653)     74,770
   Unrealized holding gains (losses), net of
     taxes and reclassification adjustment      (17,589)      1,319      11,582      14,425
   Unrealized loss on share appreciation
     rights liability, net of taxes
     and reclassification adjustment                 --      (1,319)         --     (14,425)
                                               --------    --------    --------    --------

        Comprehensive income (loss)            $(29,233)       (162)    (31,071)     74,770
                                               ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

            Condensed Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 2000
                                   (unaudited)

                                                                                Accumulated
                                                Common Stock      Additional        other                                 Total
                                            -------------------    paid-in     comprehensive   Accumulated  Treasury   Stockholders'
                                            Series A   Series B    capital         income        deficit     stock       equity
                                            --------   --------   ----------   -------------   -----------  --------    ------------
                                                                            amounts in thousands
Balance at January 1, 2000                  $ 62,894      8,465     825,726             --      (832,358)         --      64,727

   Net loss                                       --         --          --             --       (42,653)         --     (42,653)
   Reversal of deferred tax asset
     valuation allowance resulting from
     the Liberty transaction (note 14)            --         --     114,628             --            --          --     114,628
   Unrealized holding gains on available-
     for-sale securities, net of taxes            --         --          --         11,582            --          --      11,582
   Accretion and dividends on
     redeemable preferred stock                   --         --     (19,337)            --            --          --     (19,337)
   Issuance of Series A common stock for
     preferred stock dividends                   954         --       7,779             --            --          --       8,733
   Recognition of stock compensation
     related to stock options and
     restricted stock awards                      --         --          22             --            --          --          22
   Issuance of Series A common stock
     upon exercise of stock options               72         --         425             --            --          --         497
   Issuance of common stock related to
     restricted stock awards                     113         --        (113)            --            --          --          --
   Series B common stock exchanged for
     Series A common stock                       724       (724)         --             --            --          --          --
   Repurchase of Series A common stock            --         --          --             --            --        (325)       (325)
   Preferential dividend to related party
     (note 9)                                     --         --         (69)            --            --          --         (69)
                                            --------   --------    --------       --------      --------    --------    --------

Balance at September 30, 2000               $ 64,757      7,741     929,061         11,582      (875,011)       (325)    137,805
                                            ========   ========    ========       ========      ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                               Nine months ended
                                                                  September 30,
                                                            ----------------------
                                                               2000         1999
                                                            ---------    ---------
                                                             amounts in thousands
                                                                 (see note 6)
Cash flows from operating activities:
   Net earnings (loss)                                      $ (42,653)      74,770
   Adjustments to reconcile net earnings (loss) to net
     cash used by operating activities:
        Depreciation                                               69           --
        Gain on sale of GM Hughes Stock                       (36,643)          --
        Loss on GM Hughes Stock share appreciation rights      65,721           --
        Share of losses of affiliates                           4,500           --
        Minority interests in earnings of consolidated
          subsidiaries                                         18,608           --
        Deferred tax benefit                                   (6,456)          --
        Amortization of deferred loan costs                        94           --
        Stock compensation                                     (2,245)         469
        Payments for stock compensation                        (2,436)          --
        Gain on sale of satellites                                 --      (13,712)
        Receipt of General Motors common stock recorded
          as other income                                          --      (66,143)
        Changes in operating assets and liabilities, net
          of the effects of the Liberty transaction:
              Change in receivables and prepaid expenses       (1,115)        (146)
              Change in accruals and payables                     665           --
                                                            ---------    ---------
                Net cash used by operating activities          (1,891)      (4,762)
                                                            ---------    ---------

Cash flows from investing activities:
   Net proceeds from sale of GM Hughes Stock                   74,243           --
   Payment of GM Hughes Stock share appreciation rights       (65,721)          --
   Investments in affiliates                                 (148,345)       (2000)
   Capital expended for property and equipment                    (52)        (136)
   Proceeds received from the Liberty transaction             249,620           --
   Net proceeds from sale of satellites                            --        2,500
                                                            ---------    ---------
                Net cash provided by investing activities     109,745          364
                                                            ---------    ---------

Cash flows from financing activities:
   Borrowings of debt                                          55,103           --
   Repayments of note payable to parent                        (5,018)          --
   Contributions by minority owners of subsidiaries            47,689           --
   Proceeds from exercise of stock options                        497           --
   Purchase of common stock from director                        (325)          --
   Increase in due to Phoenixstar                                  --        4,849
   Issuance of common stock                                        --        3,452
                                                            ---------    ---------
                Net cash provided by financing activities      97,946        8,301
                                                            ---------    ---------

                Net increase in cash and cash
                  equivalents                                 205,800        3,903

                Cash and cash equivalents:
                   Beginning of period                          2,473           --
                                                            ---------    ---------

                   End of period                            $ 208,273        3,903
                                                            =========    =========

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2000
                                   (unaudited)


(1)   Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Liberty Satellite & Technology, Inc. (formerly TCI Satellite Entertainment, Inc.) and those of all majority-owned or controlled subsidiaries, including the LSAT JVs described in note 2, ("LSAT" or the "Company"). All significant inter-company transactions have been eliminated.

      As a result of the Liberty Transactions described in note 2, the Hughes Transaction described in note 3 and the TSAT Asset Transfer described in note 4, LSAT is currently a holding company, and since March 16, 2000, has been a consolidated subsidiary of Liberty Media Corporation. As a holding company, LSAT has had no significant direct operations subsequent to the TSAT Asset Transfer. The Company incurs general and administrative expenses to manage its investments and its status as a publicly traded company. In addition, the Company provides management services to Phoenixstar, Inc., and one of the Company's subsidiaries conducts research and development in certain emerging technologies.

      The Company currently intends to leverage its capital position and its role as managing member of the LSAT JVs to pursue strategic opportunities worldwide in the distribution of internet data and other content via satellite and related businesses. The Company is actively seeking to develop and/or acquire operating businesses related to, or complementary with, such strategy.

      The accompanying interim condensed consolidated financial statements of LSAT are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of LSAT as of September 30, 2000 and the results of its operations for the nine months ended September 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in LSAT's December 31, 1999 Annual Report on Form 10-K.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      Certain amounts have been reclassified for comparability with the 2000 presentation.

(2)   Liberty Transactions

      On March 16, 2000, the Company entered into two transactions (collectively, the "Liberty Transactions"), both of which closed simultaneously, with Liberty Media Corporation ("Liberty"). Pursuant to the terms of the first transaction, the Company acquired a beneficial interest in 5,084,745 shares of Sprint PCS Stock with an aggregate market value on the closing date of $300 million in exchange for 150,000 shares of LSAT Series A Preferred Stock with a liquidation value of $150 million and 150,000 shares of LSAT Series B Preferred Stock ("Series B Preferred Stock") with a liquidation value of $150 million. The attributes of both series of preferred stock are described in more detail in note 12. The shares of Series B Preferred Stock have super voting rights which give Liberty voting control over the Company. Accordingly, since March 16, 2000, the Company has been a consolidated subsidiary of Liberty.

      Pursuant to the terms of the second transaction, the Company (through its wholly-owned subsidiaries) became the managing member of two newly formed limited liability companies, Liberty Satellite, LLC ("LSAT LLC") and LSAT Astro LLC ("LSAT Astro," and together with LSAT LLC, the "LSAT JVs"). The Company contributed (i) its beneficial interest in 4,221,921 shares of GM Hughes Stock (as adjusted for a 3 for 1 stock split effective July 3,
      2000), net of the GM Hughes Stock share appreciation right liability described in note 3, and (ii) its interest in JATO Communications Corp. to LSAT LLC in exchange for a 10.59% ownership interest in LSAT LLC. Liberty contributed its interests in various satellite related assets, including an 86.01% ownership interest in LSAT Astro, to LSAT LLC in exchange for the remaining 89.41% ownership interest in LSAT LLC. As the Company is a consolidated subsidiary of Liberty, all of the investments contributed by the Company and Liberty to the LSAT JVs were recorded at their net book values at the date of contribution. In addition, LSAT received a 13.99% ownership interest in LSAT Astro in exchange for a $60 million note payable to Liberty.

      The Company operates and manages the activities of the LSAT JVs and has decision-making authority with respect to significant business transactions, including the purchase and sale of assets, entered into by such entities. Accordingly, the results of operations of the LSAT JVs have been included in the Company's consolidated financial statements since March 16, 2000.

(3)   Hughes Transactions

      Effective June 4, 1999, the Company completed the sale of its high power direct broadcast satellite ("DBS") assets to Hughes Electronics Corporation ("Hughes"), pursuant to an asset purchase agreement dated January 22, 1999 (the "Hughes High Power Agreement"), among Tempo Satellite, Inc., a wholly-owned subsidiary of the Company ("Tempo"), Phoenixstar, Inc., a Delaware corporation formerly

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      known as PRIMESTAR, Inc. ("Phoenixstar"), Phoenixstar Partners L.P., a Delaware limited partnership and wholly-owned subsidiary of Phoenixstar formerly known as PRIMESTAR Partners L.P. ("PRIMESTAR Partners"), and Hughes, a subsidiary of General Motors. The assets transferred by the Company pursuant to the Hughes High Power Agreement consisted of Tempo's two high-power DBS satellites (the "Tempo Satellites"), one of which was in orbit at 119(degree) West Longitude (the "In-Orbit Satellite") and one of which was used as a ground spare (the "Ground Satellite"); its FCC authorizations with respect to the 119(degree) West Longitude orbital location (the "FCC License"); and certain related assets (collectively, the "Tempo High Power Assets").

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

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

      In a separate transaction (the "Hughes Medium Power Transaction") completed on April 28, 1999 (the "Hughes Closing Date"), Phoenixstar sold to Hughes Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash and 14.613 million shares of GM Hughes Stock (on a split-adjusted basis) valued at approximately $258 million on the date of closing.

      In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar approved the payment to LSAT of consideration in the form of 4.221 million shares of GM Hughes Stock (on a split-adjusted basis) (the "Phoenixstar Payment"), subject to the terms and conditions set forth in an agreement (the "Phoenixstar Payment Agreement") dated January 22, 1999. In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue Phoenixstar a share appreciation right (the "LSAT GMH SAR") with respect to the shares of GM Hughes Stock received as the Phoenixstar Payment, granting Phoenixstar the right to any market price appreciation in such GM Hughes Stock during the one-year period following the date of issuance, over an agreed strike price of $15.67 (on a split-adjusted basis). Pursuant to the Phoenixstar Payment Agreement, LSAT also agreed to forego any liquidating distribution or other payment that

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      might be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity and has agreed to transfer beneficial interest in its shares in Phoenixstar to the other Phoenixstar stockholders. On the Hughes Closing Date, the Company received 4.221 million shares of GM Hughes Stock (on a split-adjusted basis) from Phoenixstar in satisfaction of the Phoenixstar Payment.

      Effective May 10, 2000, the Company sold 2.4 million shares of GM Hughes Stock (on a split adjusted basis) for net cash proceeds of $74,243,000 (after fees and commissions of $717,000), and recognized a gain on sale of $36,643,000. The Company paid $65,721,000 of such cash proceeds to Phoenixstar to satisfy the LSAT GMH SAR, and recognized a loss of $65,721,000.

      The Company, through LSAT LLC, continues to hold 1,821,921 shares of GM Hughes Stock and accounts for such shares as available-for-sale. The closing price of GM Hughes Stock as of September 30, 2000 was $37.18.

(4)   The Restructuring

      Effective April 1, 1998 (the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998, (the "Restructuring Agreement"), among the Company, Phoenixstar (which, prior to the Restructuring was a wholly-owned subsidiary of the Company), Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc., ("MediaOne"), and GE American Communications, Inc., and (ii) an Asset Transfer Agreement dated as of February 6, 1998, (the "TSAT Asset Transfer Agreement") between the Company and Phoenixstar, a business combination (the "Restructuring") was consummated. In connection with the Restructuring, the Company contributed and transferred to Phoenixstar (the "TSAT Asset Transfer") all of the Company's assets and liabilities except (i) the capital stock of Tempo,
      (ii) the consideration to be received by the Company in the Restructuring and (iii) the rights and obligations of the Company under certain agreements with Phoenixstar and others.

      In addition, the business of PRIMESTAR Partners and the business of distributing the PRIMESTAR(R) programming service ("PRIMESTAR(R)") of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne were consolidated into Phoenixstar.

      In connection with the TSAT Asset Transfer, Phoenixstar assumed all of the Company's indebtedness on such date, and the Company received from Phoenixstar 66.3 million shares of Class A Common Stock of Phoenixstar and
      8.5 million shares of Class B Common Stock of Phoenixstar, in accordance with the Restructuring Agreement and the TSAT Asset Transfer Agreement. As a result, the Company owned approximately 37% of the outstanding shares of

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      common equity of Phoenixstar, representing approximately 38% of the combined voting power of such common equity.

      As of September 30, 2000, the Company's share of losses of Phoenixstar had reduced the book value of the Company's investment in Phoenixstar to zero. Also, as noted above, the Company has no further commitment to fund obligations of Phoenixstar. Pursuant to the terms of the Phoenixstar Payment Agreement, the Company has agreed to transfer its beneficial ownership in Phoenixstar to the other Phoenixstar shareholders.

      Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly fee. Such fees aggregated $340,000 for the nine months ended September 30, 2000.

(5)   Earnings (Loss) Per Common Share

      The Company computes earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss attributable to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Dilutive common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) and options that are not "in the money" are excluded from diluted EPS.

      The basic earnings (loss) per common share is based on the weighted average number of shares outstanding during the period of 72,066,000 and 70,330,000 shares for the three months ended September 30, 2000 and 1999, respectively, and 71,682,000 and 68,660,000 shares for the nine months ended September 30, 2000 and 1999, respectively. Excluded from the computation of diluted earnings (loss) per common share for the nine months ended September 30, 2000 and 1999 are options and convertible securities to acquire 16,536,000 and 8,515,000 shares of LSAT common stock, respectively, because inclusion of such options and convertible securities would be anti-dilutive.

(6)   Supplemental Disclosures to Consolidated Statements of Cash Flows

      Cash paid for interest was 2,865,000 for the nine months ended September 30, 2000 and was not significant for the nine months ended September 30, 1999. Cash paid for income taxes was not significant during the nine months ended September 30, 2000 and 1999.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      Significant non-cash investing and financing activities are as follows:

                                                           Nine months ended
                                                              September 30,
                                                        ------------------------
                                                           2000           1999
                                                        ---------      ---------
                                                         (amounts in thousands)
Cash received in Liberty Transactions:
   Value of investments received                        $(649,385)            --
   Debt issued                                             60,000             --
   Deferred tax liability assumed                         114,628             --
   Redeemable preferred stock issued                      185,372             --
   Minority interests                                     539,005             --
                                                        ---------      ---------
                                                        $ 249,620             --
                                                        =========      =========
Issuance of note payable in exchange for cost
   investment                                           $      --          3,000
                                                        =========      =========
Assumption by Hughes of amounts due to
   Phoenixstar in exchange for Tempo Satellites         $      --        465,000
                                                        =========      =========


(7)   Investment in Sprint PCS Stock

      The Company acquired beneficial interest in 5,084,745 shares of Sprint PCS Stock as part of the Liberty Transactions. The Company accounts for such investment as an available-for-sale security. The closing share price of Sprint PCS Stock on September 30, 2000 was $35 1/8 per share.

      In June and July 2000, the trust holding the Sprint PCS Stock for LSAT's benefit entered into a two and one-half year "cashless collar" with a financial institution with respect to LSAT's Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in approximately two and one-half years for a weighted average price of $59.71 per share. LSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in approximately two and one-half years for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or the Company.

      As the Company's cashless collar is designated to specific shares of Sprint PCS Stock for which the Company has beneficial interest, and the changes in the fair value of the cashless collar are correlated with changes in the fair value of the underlying securities, the cashless collar functions as a hedge. Accordingly, changes in the fair value of the cashless collar are reported as a component of comprehensive income (in unrealized gains) along with the changes in the fair value of the Sprint PCS Stock.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(8)   Investments in Affiliates

      The Company uses the equity method to account for investments in which its voting percentage is 20% to 50%. Pursuant to the Liberty Transactions described in note 2, the Company consolidates an approximate 32% ownership interest in Astrolink International L.L.C. ("Astrolink"). Liberty contributed Astrolink at its net book value at the date of the transaction. Astrolink is currently in its developmental stages, but intends to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. The first two satellites are expected to be launched in 2002 and are intended to serve customers in North and South America, Europe and the Middle East. Additional spacecraft are expected to extend the network worldwide and may provide in-orbit backup, as well.

      During the second quarter of 2000, LSAT LLC invested $12.6 million in exchange for an approximate 22.7% ownership interest in Aerocast.com, Inc. ("Aerocast"). LSAT LLC also received warrants to purchase Aerocast preferred stock, which if exercised in full, would increase LSAT LLC's interest in Aerocast to approximately 36%. The aggregate exercise price for the warrants, which expire in March 2001, is $7.35 million. Aerocast is developing next generation streaming media technologies for broadband network operators and video content providers. Aerocast intends to utilize terrestrial and satellite platforms to distribute streaming media to businesses and consumers with high-speed internet access.

      Summarized operational data for Astrolink and Aerocast since their respective acquisition are as follows:

                  Operating expenses                $  (18,190)
                  Depreciation and amortization           (337)
                  Other Income                           4,094
                                                    ----------
                        Net loss                    $  (14,433)
                                                    ==========

(9)   Other Investments

      The following table summarizes LSAT's other investments at September 30, 2000 (amounts in thousands):

                                                         Accounting      Book
                        Investment                         method        basis
      -----------------------------------------------    ----------    ---------
      (a)  Investments in various Latin American
           satellite companies ("Sky Latin America")        Cost       $ 118,910

      (b)  XM Satellite Radio, Inc. ("XMSR")                AFS*          43,063

      (c)  Wildblue Communications, Inc. ("Wildblue")       Cost          60,995

      (d)  Other                                            Cost          11,859
                                                                       ---------
                                                                       $ 234,827
                                                                       =========

       *Denotes an investment carried as an available-for-sale security.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(a) Represents the aggregate book basis of a number of different satellite television operators located in Mexico, Brazil, Chile and Columbia. LSAT LLC has a 10% beneficial interest in each of the Sky Latin America businesses discussed below.

      On September 27, 2000, Liberty and The News Corporation Limited ("News Corp") announced that they had reached an agreement pursuant to which, among other things, Liberty will transfer various assets to a subsidiary of News Corp, Sky Global Networks, Inc. ("SGN"), in exchange for shares of SGN common stock representing 4.76% of the outstanding shares of the class (the "SGN Transaction"). That percentage interest is subject to reduction upon the issuance of additional shares of that class by SGN. The assets to be transferred by Liberty to SGN will consist of its interests in the partnerships operating the Sky Latin America businesses (the "Sky Latin America Interests") and a portion of Liberty's shares in Gemstar-TV Guide International Group, Inc. Liberty is obligated to contribute any proceeds of the disposition of the Sky Latin America Interests to LSAT LLC. The SGN Transaction is subject to various conditions, including completion of SGN's initial public offering and receipt of required governmental and other material third party approvals, and is expected to be completed in the first quarter of 2001.

(b) XMSR, a publicly traded company, plans to transmit up to 100 national audio channels of music, news, talk, sports and children's programming from two satellites directly to vehicle, home and portable radios. LSAT LLC currently owns 1,000,000 shares of XMSR common stock representing an approximate 2% interest. XMSR closing stock price as of September 30, 2000 was $43 1/16 per share.

(c) Wildblue (formerly iSky, Inc.) plans to build a Ka-band satellite network that will focus on providing broadband services to homes and small offices in North America and Latin America. LSAT LLC owns an approximate 19% interest in Wildblue.

(d) Includes investments in Jato Communications Corp.; Netbeam, Incorporated; and Prairie Inet, LLC.

Effective September 29, 2000 (the "iBEAM Closing Date"), LSAT LLC acquired a 1% managing common interest in a joint venture ("IB2 LLC") from a subsidiary of Liberty Digital, Inc. ("LDIG") for $652,000. LDIG, a consolidated subsidiary of Liberty Media Corporation, retained a preferred interest (the "Preferred Interest") in IB2 LLC, which owns approximately 3.6 million shares of iBEAM Broadcasting Corp. common stock ("iBEAM Stock"). The Preferred Interest has an initial liquidation value of $64,574,000 and is entitled to a return of 9% compounded annually. As part of the transaction, LSAT LLC granted LDIG the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26 million (the value of iBEAM Stock on the iBEAM Closing Date) plus 9% compounded annually. LSAT LLC has the right to call LDIG's Preferred Interest at a price equal to the initial liquidation value plus 9% compounded annually. Both the

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

put and call options are exercisable eight years from the iBEAM Closing Date. Due to the related party nature of the transaction, the fair value of the put option liability on the iBEAM Closing Date that is not attributable to the minority interests has been reflected as a reduction of redeemable preferred stock in the accompanying financial statements. Similarly, LSAT's 10.59% of the cash paid for LSAT LLC's interest in IB2 LLC has been reflected as a direct charge to additional paid-in capital.

(10)  Amounts Due to Parent

      Certain payroll and other expenses are advanced to the Company by Liberty. Such advances are non-interest bearing, aggregated $159,000 at September 30, 2000, and are repaid monthly.

      On March 16, 2000, the Company entered into a $60,000,000 promissory note payable to Liberty in exchange for its interest in LSAT Astro. The note bears interest at Libor plus 2% (8.61% at September 30, 2000). Interest payments are due semi-annually on the first day of March and September, commencing on September 1, 2000. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. Accrued interest aggregated $493,000 at September 30, 2000.

(11)  Debt

      Debt is summarized as follows (amounts in thousands):

                                               September 30,   December 31,
                                                    2000           1999
                                               -------------   ------------
            PCS Loan (a)                          $35,003             --
            LSAT Bank Credit Facility (b)          23,144          3,044
                                                  -------        -------
                                                  $58,147          3,044
                                                  =======        =======

      (a) Effective September 29, 2000, the Company entered into a $35 million loan agreement (the "PCS Loan Agreement"), which is secured by the Company's interest in the shares of Sprint PCS Stock the Company received in the Liberty Transactions and by the Sprint PCS cashless collar described in note 7. Interest accrues at LIBOR (6.2% at September 30, 2000) and is payable monthly. The principal balance is due and payable March 10, 2003.

      (b) On November 19, 1999, the Company entered into a bank loan agreement (the "LSAT Bank Credit Facility") with aggregate commitments of $25,000,000. The LSAT Bank Credit Facility is unsecured and is due upon 10 days notice from the lending bank. Interest accrues at LIBOR plus an applicable margin (8.5% at September 30, 2000), and the Company pays a commitment fee of 0.375% on the unused portion of the LSAT Bank Credit

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

            Facility. Subsequent to September 30, 2000, the Company used proceeds from the PCS Loan to repay and cancel the LSAT Bank Credit Facility.

      At September 30, 2000, the fair value of the Company's debt approximated its carrying value.

(12)  Redeemable Preferred Stock

      On March 16, 2000, the Company issued 150,000 shares of Series A Cumulative Preferred Stock ("Series A Preferred Stock") and 150,000 shares of Series B Preferred Stock to Liberty in exchange for shares of Sprint PCS Stock.

      Series A Cumulative Preferred Stock

      The Series A Preferred Stock accrues dividends at 12% per annum at all times prior to April 1, 2005, 11% on and after April 1, 2005 and prior to April 1, 2010, and 10% on and after April 1, 2010. Such dividends are payable the last day of each March, June, September and December. Prior to March 31, 2003, dividends may be paid, at the option of the Company, in cash, shares of Series A common stock of the Company, or a combination of both. Subsequent to March 31, 2003, dividends are payable in cash. Dividends not paid are added to the liquidation preference on such date and remain a part of the liquidation preference until such dividends are paid. On and after the occurrence and during the continuation of a default, the dividend rate will be equal to the dividend rate then in effect plus 2%. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any shares, parity securities or junior securities and from setting aside any money or assets for any such purpose during any period in which the Company is in arrears with respect to payment of dividends on Series A Preferred Stock.

      The holder of Series A Preferred Stock is not entitled to vote on any matters submitted to a vote of the shareholders of the Company, except as required by law and other limited exceptions.

      The liquidation preference of each share of the Series A Preferred Stock is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued and unpaid on such shares.

      The Series A Preferred Stock is redeemable at the option of the Company by action of the Board of Directors, in whole or from time to time in part, on any business day after April 1, 2020 at a redemption price per share equal to the liquidation preference of such share on the applicable redemption date. If less than all outstanding shares are to be redeemed, shares will be redeemed ratably among the holders. On or after April 1, 2020, the Series A Preferred Stock is redeemable at the option of the holder for cash.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      Series B Cumulative Convertible Voting Preferred Stock

      The Series B Preferred Stock accrues dividends at the rate of 8% per annum. Such dividends are payable the last day of each March, June, September and December. Prior to March 31, 2003, dividends may be paid, at the option of the Company, in cash, shares of Series A common stock of the Company, or a combination of both. Subsequent to March 31, 2003, dividends are payable in cash. Dividends not paid are added to the liquidation preference on such date and remain a part of the liquidation preference until such dividends are paid. On and after the occurrence and during the continuance of a default, the dividend rate will be 10% per annum. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any shares, parity securities or junior securities and from setting aside any money or assets for any such purpose during any period in which the Company is in arrears with respect to payment of dividends on Series B Preferred Stock.

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

      Accrued dividends on the Series A Preferred Stock and Series B Preferred Stock aggregated $7,500,000 at September 30, 2000.

      Both the Series A and Series B Preferred Stock were issued at a discount from the stated values of such shares. Therefore, the Company is accreting both the Series A Preferred Stock and the Series B Preferred Stock up to the respective redemption values over the period from the issuance date to the redemption date using the effective interest method. Accretion on the Series A and Series B Preferred Stock for the period from March 16, 2000 to September 30, 2000 aggregated $3,104,000, has been accounted for as a direct charge to additional paid-in capital and has been included in the calculation of loss attributable to common shareholders.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(13)  Stock Options

      Certain officers and key employees of the Company are party to stock based compensation arrangements. Participants under the Company's plans hold options, some of which have tandem stock appreciation rights, which base compensation on the performance of the Company's stock. Stock compensation expense has been recorded in the accompanying consolidated financial statements pursuant to APB Opinion No. 25. Such amounts are subject to future adjustments based upon vesting and the market value of the Company's Series A Common Stock when the rights are exercised. The consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2000 include adjustments of $2,245,000 as a result of a decrease in the market price of the Company's common stock.

(14)  Income Taxes

      Pursuant to the Liberty Transactions described in note 2, the Company recorded an approximate $114 million deferred tax liability in connection with its investment in Sprint PCS Stock, which is accounted for as an available-for-sale security in the accompanying consolidated financial statements. Tax net operating losses are available to offset this future taxable income. Accordingly, a portion of the tax valuation allowance established as of December 31, 1999 for deferred tax assets has been reversed. The Company has accounted for the decrease in the tax valuation allowance for the nine months ended September 30, 2000 as a direct credit to additional paid-in capital in the accompanying condensed consolidated financial statements.

(15)  Commitments

      Pursuant to the terms of the Liberty Transactions, Liberty contributed $249,620,000 in cash to LSAT Astro. The Company intends to use such cash to fund future capital requirements of Astrolink (estimated to be $169 million at September 30, 2000). LSAT and LSAT Astro assumed the commitment for such capital requirements in connection with the Liberty Transactions.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with (i) the accompanying condensed consolidated financial statements of the Company, and (ii) the consolidated financial statements, and related notes thereto, of the Company, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

See note 2 to the accompanying condensed consolidated financial statements for a discussion of the Liberty Transactions.

See note 3 to the accompanying condensed consolidated financial statements for a discussion of the transactions with Hughes.

See note 4 to the accompanying condensed consolidated financial statements for a description of the Restructuring.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

Material Changes in Results of Operations

Subsequent to the TSAT Asset Transfer in April 1998, the Company has had no significant direct operations other than (i) expenses associated with the operation and maintenance of the Tempo Satellites, prior to the sale to Hughes effective June 4, 1999 ($4,511,000 during the nine months ended September 30, 1999), (ii) general and administrative expenses incurred to manage the Company's investments and its status as a publicly traded company ($1,945,000 and $205,000 during the nine months ended September 30, 2000 and 1999, respectively), and (iii) expenses incurred by a subsidiary of the Company to conduct research and development in certain emerging technologies. In addition, the Company incurred approximately $800,000 in investment banking, legal and accounting fees with respect to the Liberty Transactions. During the nine months ended September 30, 2000, the Company also recorded a $2,245,000 reduction in stock compensation expense primarily as a result of a decrease in its stock price through September 30, 2000.

Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly fee. Such fees aggregated $120,000 and $340,000 for the three and nine months ended September 30, 2000, respectively.

In May 2000, the Company sold 2.4 million shares of GM Hughes Stock (on a split-adjusted basis) for net cash proceeds of $74,243,000 (after fees and commissions of $717,000) and used $65,721,000 of such net cash proceeds to satisfy the LSAT GMH SAR. The Company recognized a gain on the sale of the GM Hughes Stock of $36,643,000, which was more than offset by a loss on the satisfaction of the LSAT GMH SAR of $65,721,000. The Company, through LSAT LLC, continues to own 1,821,921 shares of GM Hughes Stock.

During the three and nine months ended September 30, 2000, the Company recognized interest expense of $1,292,000 and $2,732,000, respectively, related to its note payable to Liberty and $514,000 and $963,000, respectively, related to the LSAT Bank Credit Facility. LSAT had no debt or interest expense during the nine months ended September 30, 1999.

The Company recognized interest income of $3,055,000 and $7,289,000 during the three and nine months ended September 30, 2000, respectively. Such income was earned primarily on the cash balance maintained by LSAT Astro which the Company acquired as part of the Liberty Transactions.

During the three and nine months ended September 30, 2000, the Company's share of losses of affiliates aggregated $2,394,000 and $4,500,000, respectively. As both Astrolink and Aerocast are in the development stage of their business, the Company does not expect its share of losses of affiliates to decrease in the foreseeable future.

The Company recorded minority share of earnings aggregating $442,000 and $18,608,000 during the three and nine months ended September 30, 2000, respectively. Such share of earnings relates primarily to LSAT LLC's loss on the sale of GM Hughes Stock and gain on the payment of the LSAT GMH SAR. Such loss and gain

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

Material Changes in Results of Operations (continued)

are based on LSAT LLC's basis in GM Hughes Stock and LSAT GMH SAR recorded in connection with the formation of LSAT LLC.

During the nine months ended September 30, 1999, the Company recognized $66,143,000 of other income upon the receipt from Phoenixstar of the GM Hughes Stock in connection with the consummation of the Hughes Medium Power Transaction.

Material Changes in Financial Condition

As a result of the consummation of the Hughes transactions, the Company currently has operating losses and negative cash flow. During the nine months ended September 30, 2000, the Company funded its operating activities and its investments in affiliates with a combination of (i) contributions from Liberty, (ii) borrowings of debt and (iii) net cash proceeds from the sale of GM Hughes Stock.

Effective September 29, 2000, the Company entered into a $35 million loan agreement, which is secured by the Company's interest in the Sprint PCS Stock and the Sprint PCS cashless collar described below. Interest accrues at LIBOR and is payable monthly. Subsequent to September 30, 2000, the Company used borrowings under the PCS Loan to repay and cancel the LSAT Bank Credit Facility. Also, subsequent to September 30, 2000, the Company amended the PCS Loan Agreement to provide for a $303 million revolving credit facility due April 2003. The Company anticipates that it will use available borrowings under the amended PCS Loan Agreement to fund its investment and operating activities.

On November 19, 1999, the Company entered into the LSAT Bank Credit Facility with aggregate commitments of $25,000,000. At September 30, 2000, $23,144,000 had been drawn under the LSAT Bank Credit Facility at a weighted average interest rate of 8.5% per annum. The unused portion of the LSAT Bank Credit Facility is charged a commitment fee at a rate of 0.375%. Subsequent to September 30, 2000, the Company used proceeds from the PCS Loan to repay and cancel the LSAT Bank Credit Facility.

In June and July 2000, the trust holding the Sprint PCS Stock for LSAT's benefit entered into a two and one-half year "cashless collar" with a financial institution with respect to LSAT's Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in approximately two and one-half years for a weighted average price of $59.71 per share. LSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in approximately two and one-half years for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or LSAT.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

Material Changes in Financial Condition (continued)

Subsequent to September 30, 2000, the Company entered into a three year "cashless collar" with a financial institution with respect to the Company's
1.8 million shares of GM Hughes Stock. The collar (i) provides the Company with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from the Company in three tranches in October 2003 for a weighted average price of $26.64, and (ii) provides the counterparty with a put option that gives it the right to require the Company to repurchase the 1.8 million shares of GM Hughes Stock for a weighted average price of $14.80. The Company simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the Company in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the Company.

Subsequent to September 30, 2000, the Company entered into a three year "cashless collar" with a financial institution with respect to the Company's 1.0 million shares of XMSR common stock. The collar provides the Company with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from the Company in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. The Company simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the Company in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the Company.

As the Company's cashless collars are designated to specific shares of stock held by the Company, and the changes in the fair value of the cashless collars are correlated with changes in the fair value of the underlying securities, the cashless collars function as hedges. Accordingly, changes in the fair value of the cashless collars are reported as a component of comprehensive income (in unrealized gains) along with the changes in the fair value of the underlying securities.

Pursuant to the terms of the Liberty Transactions, Liberty contributed $249,620,000 in cash to LSAT Astro. The Company intends to use such cash to fund future capital requirements of Astrolink (estimated to be $169 million at September 30, 2000). LSAT and LSAT Astro assumed the commitment for such capital requirements in connection with the Liberty Transactions.

The Company currently intends to leverage its capital position and its role as managing member of the LSAT JVs to pursue strategic opportunities worldwide in the distribution of internet data and other content via satellite and related business. The Company is actively seeking to develop and/or acquire operating businesses related to, or complementary with, such strategy.

The Company will continue to be subject to the risks associated with operating as a holding company including possible regulation under the Investment Company Act. The Company does not currently intend to be an investment company within the meaning of the Investment Company Act.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2000, the Company had $113,129,000 of variable-rate debt with a weighted-average interest rate of 7.8%. Accordingly, the Company is sensitive to market rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. $23,144,000 of such variable-rate debt was repaid in October 2000, and $89,985,000 is due in 2003.

The Company also has price risk related to investments in equity securities. The following table summarizes the market risk for the Company:

                                 September 30, 2000               December 31, 1999
                              ---------------------------      ---------------------------

                              Shares    Fair     Carrying      Shares    Fair     Carrying
                              owned    Value      value        owned    value      value
                              ------  --------   --------      ------  --------   --------
                                                 amounts in thousands
Equity price risk:
    GM Hughes Stock (1)       1,822   $ 67,739   $ 67,739      4,222   $135,101   $135,101
    Sprint PCS Stock (2)      5,085   $271,932   $271,932         --         --         --
    XMSR Stock (3)            1,000   $ 43,063   $ 43,063         --         --         --

      (1) Shares owned reflect a 3 for 1 stock split effected July 3, 2000. Subsequent to September 30, 2000, the Company entered into a three year "cashless collar" with a financial institution with respect to the Company's 1.8 million shares of GM Hughes Stock. The (i) collar provides the Company with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from the Company in three tranches in October 2003 for a weighted average price of $26.64, and (ii) provides the counterparty with a put option that gives it the right to require the Company to repurchase the 1.8 million shares of GM Hughes Stock for a weighted average price of $14.80. The Company simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the Company in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the Company.

      (2) In June and July 2000, the trust holding the Spring PCS Stock for LSAT's benefit entered into a two and one-half year "cashless collar" with a financial institution with respect to LSAT's Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in approximately two and one-half years for a weighted average price of $59.71 per share. LSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in approximately two and one-half years for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or LSAT.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

      (3) Subsequent to September 30, 2000, the Company entered into a three year "cashless collar" with a financial institution with respect to the Company's 1.0 million shares of XMSR common stock. The collar provides the Company with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from the Company in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. The Company simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the Company in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the Company.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                  (Formerly, TCI Satellite Entertainment, Inc.)
            (A Consolidated Subsidiary of Liberty Media Corporation)

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's annual meeting of stockholders held on August 15, 2000, the following matters were voted upon and approved by the stockholders of the Company:

            A proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Series B common stock, par value $1.00 per share, from 10 million to 30 million (942,639,078 votes For; 2,445,841 votes Against; and 166,145 Abstentions).

            A proposal to approve an amendment to the Company's Restated Certificate of Incorporation to change the name of the Company to Liberty Satellite & Technology, Inc. (945,200,543 votes For; 114,624 votes Against; and 135,897 Abstentions).

            A proposal to approve an amendment to the Company's Restated Certificate of Incorporation deleting Section V.B., "Classification of the Board" and Section V.C., "Removal of Directors" and making certain conforming changes (916,069,352 votes For; 2,154,290 votes Against; 227,698 Abstentions; and 26,999,724 Broker Non-votes).

            Election of the following to the Company's Board of Directors: (i) Alan M. Angelich (944,987,379 votes For and 463,685 votes Withheld); Robert R. Bennett (944,980,817 votes For and 470,247 votes Withheld); William H. Berkman (944,976,685 votes For and 474,379 votes Withheld); John W. Goddard (944,981,837 votes For and 469,227 votes Withheld); J. Curt Hockemeier (944,970,915 votes For and 480,149 votes Withheld); Gary S. Howard (944,979,283 votes For and 470,781 votes Withheld); and Carl E. Vogel (944,969,897 votes For and 481,167 votes Withheld).

            A proposal to approve an amendment to the Company's 1996 Stock Incentive Plan to increase the number of shares of Series A common stock reserved for issuance thereunder from 3,200,000 shares to 5,200,000 (941,927,992 votes For; 3,327,285 votes Against; and
            195,787 Abstentions).

            A proposal to ratify the appointment of KPMG LLP as independent auditors for the Company for the year ending December 31, 2000 (945,178,119 votes For; 132,460 votes Against; and 140,485
            Abstentions).

Item 6. Exhibits and Reports on Form 8-K.

            (a)   Exhibits

                  3 - Amended and Restated Certificate of Incorporation of the Company

                  27 -  Financial Data Schedule

            (b)   Reports on Form 8-K filed during quarter ended September 30,
                  2000:

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LIBERTY SATELLITE & TECHNOLOGY, INC.


Date: November 14, 2000            By: /s/ Kenneth G. Carroll
                                       ------------------------------------
                                           Kenneth G. Carroll
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)


Date: November 14, 2000            By: /s/ Mark E. Burton
                                       -----------------------------------------
                                           Mark E. Burton
                                           Vice President
                                             (Chief Accounting Officer)