Form 10-K
period 2000-12-31
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2001-03-30
CIK 1022222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-21317

                            ------------------------

                      LIBERTY SATELLITE & TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

           STATE OF DELAWARE                                84-1299995
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)

7600 EAST ORCHARD ROAD, SUITE 330 SOUTH                       80111
          ENGLEWOOD, COLORADO                               (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (303) 268-5440

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                Series A Common Stock, par value $1.00 per share
                Series B Common Stock, par value $1.00 per share

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of Liberty Satellite & Technology, Inc. computed by reference to the last sales price of such stock, as of the close of trading on February 28, 2001, was approximately $237,500,000.

    The number of shares outstanding of Liberty Satellite & Technology, Inc.'s common stock as of February 28, 2001 was:

                 Series A Common Stock--65,471,095 shares; and
                    Series B Common Stock--7,732,496 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      LIBERTY SATELLITE & TECHNOLOGY, INC.
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
                                                   PART I

Item 1.                 Business....................................................  I-1
Item 2.                 Properties..................................................  I-9
Item 3.                 Legal Proceedings...........................................  I-9
Item 4.                 Submission of Matters to a Vote of Security Holders.........  I-9

                                                  PART II
Item 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................  II-1
Item 6.                 Selected Financial Data.....................................  II-2
Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................  II-3
Item 8.                 Financial Statements and Supplementary Data.................  II-10
Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  II-10

                                                  PART III

Item 10.                Directors and Executive Officers of the Registrant..........  III-1
Item 11.                Executive Compensation......................................  III-5
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................  III-9
Item 13.                Certain Relationships and Related Transactions..............  III-14

                                                  PART IV

Item 14.                Exhibits, Financial Statements and Financial Statement
                          Schedules and Reports on Form 8-K.........................  IV-1

                                     PART I

ITEM 1. BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

    Liberty Satellite & Technology, Inc. ("LSAT or the "Company") pursues strategic opportunities worldwide in the distribution of Internet data and other content via satellite and related businesses. Currently, the Company conducts its business as the general manager of Liberty Satellite, LLC (a joint venture between the Company and Liberty Media Corporation), and through strategic investments in, and contractual arrangements with, various entities that operate, or are developing, satellite and terrestrial wireless networks for broadband distribution of Internet access, video programming, streaming media and other data. In addition, the Company is actively seeking to develop or acquire operating businesses related to, and complementary with, that mission. Most of the businesses with which the Company has strategic relationships are in the development stage and operate at substantial losses. There can be no assurances that such businesses will continue to be able to fund such losses or that their development plans will be achieved.

    Since its formation in 1996, the Company has undergone a number of significant changes in its business. This Annual Report includes, for LSAT and its subsidiaries, audited consolidated balance sheets as of December 31, 2000 and 1999, and audited consolidated statements of operations and cash flows for each of the three years ended December 31, 2000, 1999 and 1998, as well as certain selected financial data for each of the years in the five-year period ended December 31, 2000. In order to help the reader to understand the financial information presented herein, this Annual Report briefly describes the business of LSAT and its predecessors over such five-year period, as well as certain material transactions affecting the Company during such period.

THE SPIN-OFF. LSAT was incorporated in Delaware in November 1996 under the name TCI Satellite Entertainment, Inc. Prior to the Spin-off (as defined below), the Company was wholly owned by Tele-Communications, Inc. ("TCI") (now known as AT&T Broadband, LLC). Among other businesses, TCI, through various subsidiaries, was engaged in distributing PRIMESTAR satellite television services, a medium power digital satellite service. The Company was formed to own and operate certain businesses constituting TCI's collective interest in the digital satellite business. On December 4, 1996 (the "Spin-off Date"), TCI distributed (the "Spin-off"), as a dividend, all of the issued and outstanding LSAT Common Stock to the holders of TCI's then outstanding TCI Group tracking stock.

PRIMESTAR BY TCI. From December 1996 through March 1998, LSAT marketed and distributed the PRIMESTAR programming service under the brand names "PRIMESTAR By TCI" and "PRIMESTAR By TSAT" and owned an aggregate 21% partnership interest in PRIMESTAR Partners L.P. (now known as Phoenixstar Partners L.P.) ("Primestar Partners"). Primestar Partners owned and operated the PRIMESTAR-Registered Trademark- service, which was the second largest digital satellite business and the eighth largest multichannel video programming distribution business in the U.S., measured by the number of subscribers at December 31, 1998. In addition, the Company, through its wholly-owned subsidiary, Tempo Satellite, Inc. ("Tempo"), held a construction permit (the "FCC License") issued by the Federal Communications Commission ("FCC"), authorizing construction of a high power direct broadcast satellite ("DBS") system at the 119 DEG. West Longitude ("W.L.") orbital position. Tempo was a party to a satellite construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral") pursuant to which Tempo arranged for the construction of two high power direct broadcast satellites (the "Tempo Satellites"). In March 1997, one of the Tempo Satellites ("Tempo DBS-1") was launched into geosynchronous orbit. The other Tempo Satellite ("Tempo DBS-2") served as a ground spare for Tempo DBS-1.

THE PRIMESTAR ROLL-UP. Effective April 1, 1998, a business combination (the "Primestar Roll-up") was consummated whereby LSAT contributed and transferred to PRIMESTAR, Inc. (now known as

Phoenixstar, Inc.) ("Phoenixstar") substantially all of LSAT's assets and liabilities in exchange for shares of Phoenixstar common stock representing approximately 37% of the outstanding shares of common equity of Phoenixstar and approximately 38% of the combined voting power of such common equity. In addition, the business of Primestar Partners and the business of distributing the PRIMESTAR-Registered Trademark- programming service of each of the other partners in Primestar Partners were consolidated into Phoenixstar.

    As a result of the Primestar Roll-up, LSAT became a holding company, with no substantial assets or liabilities other than (i) 100% of the outstanding capital stock of Tempo, (ii) its ownership interest in Phoenixstar, and (iii) its rights and obligations under certain agreements with Phoenixstar and others.

THE HUGHES TRANSACTIONS. In 1999, LSAT, Tempo, Phoenixstar and Primestar Partners sold to Hughes Electronics Corporation ("Hughes"), a subsidiary of General Motors Corporation, (i) Tempo DBS-1 and Tempo DBS-2 (ii) Tempo's
119 DEG. W.L. orbital location license and (iii) Phoenixstar's rights to use Tempo's DBS system for aggregate consideration of $500 million including assumed liabilities (the "Hughes High Power Transaction"). Due to the fact that regulatory approval was required to transfer Tempo DBS-1 and the FCC License to Hughes, the Hughes High Power Transaction was completed in two steps.

    Effective March 10, 1999, the first closing of the Hughes High Power Transaction was consummated whereby Hughes acquired Tempo DBS-2 and Phoenixstar's option to acquire Tempo DBS-2 for aggregate consideration of $150 million. The FCC approved the transfer of the FCC License to Hughes on May 28, 1999, and the second closing under the Hughes High Power Agreement was consummated effective June 4, 1999. In the second closing, Hughes acquired Tempo DBS-1 and related assets, including all rights of Tempo with respect to the FCC License, for aggregate consideration of $350 million, including assumption of liabilities.

    In a separate transaction (the "Hughes Medium Power Transaction") completed on April 28, 1999 (the "Hughes Closing Date"), Phoenixstar sold to Hughes, Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash plus
14.613 million shares (as adjusted for a 3 for 1 stock split on July 3, 2000, the "GM Hughes Stock Split") of General Motors Class H common stock ("GM Hughes Stock"), subject to adjustments for working capital at the date of closing. Phoenixstar used the cash proceeds from Hughes to repay its bank and public debt.

    In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar approved the payment to LSAT of 4.221 million shares (as adjusted for the GM Hughes Stock Split) of GM Hughes Stock (the "Phoenixstar Payment"). In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction (the "Hughes Transactions") as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue Phoenixstar a share appreciation right (the "LSAT GMH SAR") with respect to the shares of GM Hughes Stock received as the Phoenixstar Payment. The LSAT GMH SAR granted Phoenixstar the right to any market price appreciation in such GM Hughes Stock during the one-year period following the date of issuance, over an agreed strike price of $15.67 (as adjusted for the GM Hughes Stock Split). The Company agreed to forgo any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity and to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. Effective May 10, 2000, the Company sold 2.4 million shares (as adjusted for the GM Hughes Stock Split) of GM Hughes Stock and used a portion of the cash proceeds to satisfy the LSAT GMH SAR liability.

LIBERTY MEDIA TRANSACTIONS. On March 16, 2000, the Company completed two transactions (the "Liberty Transactions") with Liberty Media Corporation ("Liberty Media"). Pursuant to the terms of the first transaction, the Company acquired from Liberty Media its beneficial interest in over 5,000,000 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock"), in exchange for the issuance by the Company to Liberty Media of (i) Series A 12% Cumulative Preferred Stock ("Series A Preferred Stock") of the Company with a liquidation value of $150 million and (ii) Series B 8% Cumulative Convertible Voting Preferred Stock ("Series B Preferred Stock") of the Company with a liquidation value of $150 million. The Series B Preferred Stock is convertible into Series B Common Stock of the Company at a conversion price of $8.84 per share, subject to adjustment, and prior to conversion represents approximately 85% of the voting power of the Company.

    Pursuant to the terms of the second transaction, the Company and Liberty Media formed a joint venture, Liberty Satellite, LLC ("LSAT LLC") to hold and manage interests in entities engaged globally in the distribution of internet data and other content via satellite and related businesses. Liberty Media contributed cash and its interests in XM Satellite Radio Holdings, Inc., Wildblue Communications, Inc., LSAT Astro LLC and the Sky Latin America satellite businesses in exchange for an 89.41% ownership interest in LSAT LLC. The Company contributed its interest in Jato Communications Corp. and GM Hughes Stock, subject to the LSAT GMH SAR, in exchange for a 10.59% managing ownership interest in LSAT LLC.

    In a related transaction, the Company paid Liberty Media $60 million in the form of an unsecured promissory note in exchange for a 13.99% ownership interest in LSAT Astro LLC, a limited liability company whose assets included an approximate 31.5% interest in ASTROLINK International LLC and $250 million in cash. The remaining 86.01% of LSAT Astro LLC was contributed by Liberty Media to LSAT LLC, as indicated above.

OTHER BUSINESS. Effective February 1, 2000, the Company entered into a Management Agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly management fee.

    In October, 2000, the Company completed a transaction (the "Asvan Transaction") pursuant to an agreement dated July 1999 (the "Asvan Agreement") with Asvan Technology, LLC ("Asvan"). The Asvan Agreement provides for Asvan to transfer certain assets and intellectual property to the Company's subsidiary, TSAT Technologies, Inc. ("Technologies Sub") in exchange for a 20% equity interest in Technologies Sub. The Company agreed to provide Technologies Sub with a maximum of $5,000,000 (the "Funding Commitment") to develop technologies relating to the design of (i) a stable, low phase noise, remotely tunable transceiver, and (ii) an integrated receiver/decoder (IRD) service module for commercial premises and multiple dwelling units.

    The Company has agreed in principle to sell its ownership interest in Technologies Sub to a consolidated subsidiary of Liberty Media for $750,000 plus the assumption of the Funding Commitment. The transaction, as currently contemplated, would provide the Company with limited rights to license and sublicense certain of the technologies being developed by Technologies Sub. The Company anticipates that this transaction will be consummated in the second quarter of 2001. There can be no assurance that Technologies Sub will develop marketable products or that this transaction will be consummated.

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

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Not applicable.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

    PRINCIPLE SUBSIDIARIES AND STRATEGIC RELATIONSHIPS

    The following table sets forth information concerning the Company's subsidiaries and business affiliates. The Company holds its interests in the listed entities either directly or indirectly through LSAT LLC or LSAT Astro LLC. The investment in such entities may be in the form of partnership or joint venture interests, common stock investments or instruments convertible or exchangeable into common stock. Liberty Satellite, LLC is owned 10.59% by LSAT and 89.41% by Liberty Media. LSAT Astro LLC is owned 13.99% by LSAT and 86.01% by Liberty Satellite, LLC. Ownership percentages in the table represent Liberty Satellite LLC's or LSAT Astro LLC's ownership in the respective entity, as appropriate. Ownership percentages in the table are approximate, calculated as of February 1, 2001, and, where applicable and except where otherwise noted, assume conversion of the Company's ownership interest to common equity.

                                   OWNERSHIP
ENTITY                             AT 2/1/01               DESCRIPTION OF BUSINESS
------                             ---------   ------------------------------------------------
                                    OWNED DIRECTLY BY LSAT

Netbeam, Incorporated...........   13%         Provides wireless high speed network access for
                                               businesses and individuals in rural markets
                                               using unlicensed spectrum in the 2.4 GHz band.

Prairie iNet, LLC...............   10%         Provides wireless high speed network access for
                                               businesses and individuals in rural markets
                                               using unlicensed spectrum in the 2.4 GHz band.

Sprint Corporation PCS Group
(NYSE: PCS).....................   < 1%        Operates an all-digital PCS nationwide network.

                                   OWNERSHIP
ENTITY                             AT 2/1/01               DESCRIPTION OF BUSINESS
------                             ---------   ------------------------------------------------
                        OWNED INDIRECTLY THROUGH LIBERTY SATELLITE, LLC

Aerocast.com, Inc...............   37%         Developing a terrestrial and satellite network
                                               to distribute streaming media to businesses and
                                               consumers. Had successful trial in Washington
                                               state during 4th quarter of 2000.

Hughes Electronics Corporation
(NYSE: GMH).....................   < 1%        Provides digital television entertainment,
                                               satellite services and satellite-based private
                                               business networks.

iBEAM Broadcasting, Corp.
(Nasdaq: IBEM)..................   < 1%        Provides streaming distribution services and
                                               advanced streaming applications to entertainment
                                               and enterprise customers.

Sky Latin America...............   10%         Operatesa satellite delivered television
                                               platform serving Mexico, Brazil, Columbia, Chile
                                               and Argentina. Served over 1.3 million
                                               subscribers as of December 31, 2000.

Wildblue Communications, Inc....   18%         Building a Ka-band satellite network to provide
                                               broadband data communications services to homes
                                               and small offices in North America and Latin
                                               America.

XM Satellite Radio Holdings,
Inc. (NASDAQ: XMSR).............   2%          Plansto transmit up to 100 national audio
                                               channels from two satellites directly to
                                               vehicle, home and portable radios.

                                 OWNED THROUGH LSAT ASTRO LLC

ASTROLINK International LLC.....   31.5%       Building a Ka-band satellite network to provide
                                               broadband data communications services to
                                               businesses worldwide.

THE PRIMESTAR-REGISTERED TRADEMARK- SERVICE

    During the periods prior to the Hughes Closing Date on April 28, 1999, covered by the financial statements and selected financial data included in this report, the Company was engaged, directly and through Phoenixstar and Primestar Partners, in the PRIMESTAR-Registered Trademark- medium power satellite business described below and related high power satellite efforts of Tempo
Satellite, Inc., a wholly-owned subsidiary of the Company. Since the consummation of the Hughes transactions described herein, the Company has not been engaged directly or indirectly in the PRIMESTAR-Registered Trademark- or Tempo businesses. Since the Hughes Closing Date, "PRIMESTAR" has been a registered trademark of Hughes. In the following description of the PRIMESTAR service, references to LSAT/Phoenixstar refer to LSAT for periods prior to the Primestar Roll-up and to Phoenixstar for periods after the Primestar Roll-up.

    PRIMESTAR-Registered Trademark- offered a medium power satellite service with over 160 channels of digital video and audio programming throughout the continental United States. The medium power service was transmitted via 24 transponders on GE-2, which is owned and operated by GE American Communications, Inc. ("GE Americom") and located at the 85 DEG. W.L. orbital position. The PRIMESTAR-Registered Trademark- medium power service served approximately 2.3 million subscribers as of December 31,

1998 making it the second largest digital satellite business and the eighth largest multichannel video programming distribution business in the U.S., measured by the number of subscribers.

    PRIMESTAR-Registered Trademark- included a variety of advertiser-supported networks (sometimes referred to as "basic cable" channels), a broad selection of movie services, national and regional sports packages and other premium services, and multiplexed pay-per-view programming. LSAT/Phoenixstar secured its rights to broadcast such programming by entering into non-exclusive affiliation agreements with programming vendors. In addition to video services, PRIMESTAR-Registered Trademark- included digital audio services and regional weather services covering ten regions of the country.

    The Company and other PRIMESTAR distributors, each of whom was also affiliated with a partner of Primestar Partners, contracted directly with residential and commercial subscribers and billed such subscribers directly for the PRIMESTAR service. In turn, the Company and other PRIMESTAR distributors paid authorization and programming fees to Primestar Partners.

    LSAT/Phoenixstar distributed PRIMESTAR-Registered Trademark- services through multiple distribution channels, including sales agents, full-service providers, telemarketing agents and consumer retail outlets, such as RadioShack-Registered Trademark-. LSAT/Phoenixstar had sales agents, (the "Sales Agents"), each of which had extensive experience distributing C-band direct-to-home ("DTH") satellite equipment. Sales Agents generally did not sell directly to customers, but recruited, trained and maintained a network of sub-agents comprised generally of full-service independent satellite retailers. The sub-agents sold PRIMESTAR-Registered Trademark- services on behalf of LSAT/Phoenixstar and installed, serviced and maintained customer premises equipment for LSAT/Phoenixstar's subscribers. Sales Agents were responsible for maintaining their sub-agents' inventories of home satellite dishes ("HSD") and other customer premises equipment, which were provided by LSAT/Phoenixstar on consignment.

    After the Primestar Roll-up, Phoenixstar also contracted with independent contractors who had experience in distributing and servicing DTH satellite equipment ("Full-Service Providers" or "FSPs") to engage them to sell, install and service their own accounts. The FSPs solicited potential subscribers by making door-to-door sales calls, setting up booths at special events and otherwise marketing the PRIMESTAR-Registered Trademark- service to customers in target markets in their authorized distribution areas. FSPs also installed and serviced customers obtained through retail outlets and call centers.

    LSAT/Phoenixstar operated a call center, located in Englewood, Colorado to take subscription orders and provide both sales support and customer service. In addition, LSAT/Phoenixstar obtained call center support services from TCI, as well as call centers operated on behalf of LSAT/Phoenixstar by unaffiliated third parties. The call centers offered customers around-the-clock telephone support for sales, installation, authorization and billing, as well as for repair and customer service.

    Unlike other digital satellite television services, LSAT/Phoenixstar did not require consumers to purchase or finance the equipment needed to receive its programming. LSAT/Phoenixstar provided the HSD, satellite receiver and remote control to subscribers for a monthly rental fee ($3 - $10 per month at December 31, 1998), which included ongoing maintenance and service at no additional charge. The monthly equipment rental fee was normally included in a service package that included various levels of basic and premium programming. Satellite receivers were manufactured by General Instruments ("GI"), and packaged by GI with remote controls, and HSDs were manufactured by multiple vendors. In addition to monthly fees for programming and the purchase or lease of equipment, LSAT/ Phoenixstar generally charged new subscribers an installation fee ranging from $49 to $99.

HIGH POWER SATELLITES

TEMPO DBS SYSTEM. The Company, through Tempo, held the FCC License, authorizing construction of a high power DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119 DEG. W.L. orbital position. The 119 DEG. W.L. orbital position is generally visible to HSDs throughout the entire continental U.S. Tempo was also a party to the Satellite Construction Agreement with Loral, pursuant to which Tempo arranged for the construction of Tempo DBS-1 and Tempo DBS-2 and had an option to purchase up to three additional satellites.

COMPETITION

    The Company pursues strategic opportunities worldwide in the distribution of Internet data and other content via satellite and related businesses. Currently, the Company conducts its business through strategic investments in, and contractual arrangements with, various entities that operate, or are developing, satellite and terrestrial wireless networks for broadband distribution of internet access, video programming, streaming media and other data. Most of the businesses with which the Company has strategic relationships are in the development stage and operate at substantial losses. There can be no assurances that such businesses will continue to be able to fund such losses or that their development plans will be achieved.

    The broadband communications industry experiences intense competition in worldwide markets among numerous global competitors, including some of the world's largest and best known companies. The Company and its strategic investments will face competition from other satellite providers, cable television providers, "wireless cable" providers, DSL (digital subscriber line) providers, traditional narrowband Internet access providers, proprietary on-line services and other telecommunications companies and service providers. Many of such competitors and potential competitors have substantially greater capital and financial resources, brand recognition, marketing resources, and/or technological capabilities than the Company, and many have substantial existing customer bases and established relationships with content providers, distributors and/or retail outlets. Such advantages may increase the ability of such actual and potential competitors to compete successfully against the Company and its strategic investments.

    The Company expects that significant competitive factors will include price, service quality and reliability, signal latency, susceptibility to "rain fade" and other forms of interference, geographic service areas or "footprints," ease of use, breadth of features and service offerings, the ability to bundle complementary services, the availability of vendor financing for antennas, receivers and other customer premises equipment, brand recognition and time-to-market.

    The Company believes that competition in its industry will increase as the FCC grants additional licenses in existing frequency ranges and as new technologies are developed and deployed.

REGULATORY MATTERS

FCC REGULATION. The FCC is the government agency with primary authority in the United States to regulate the use of radio spectrum, including both satellite and terrestrial applications. The Company does not currently hold any FCC licenses or other authorizations, and cannot directly acquire, own, construct or operate a satellite system without an appropriate license, construction permit or other authorization issued by the FCC for such purpose. In addition, most microwave and other terrestrial radio operations also require FCC authorization. The FCC has promulgated numerous regulations governing the construction, ownership and operation of satellite and terrestrial radio systems. Wireless communications companies must comply with all such regulations applicable to their operations, and if they violate such regulations, the FCC can impose sanctions such as fines, loss or modification of authorizations, and/or the denial of applications for new authorizations or for renewal of existing authorizations.

    Certain terrestrial wireless systems, such as those operated by Netbeam, Incorporated and Prairie iNet, LLC utilize un-licensed radio frequencies for communicating between the antenna serving an individual community and subscribers in that community. However, such systems are nevertheless subject to FCC regulation and may utilize other frequencies that require authorizations for other purposes (such as satellite earth stations or microwave communications between a head end and community antennas). Service providers that use unlicensed spectrum are also subject to interference from other permitted users of such spectrum in their service areas, and may be subject to restrictions on amplification and other limitations.

    Construction of a Ka-band satellite system requires an appropriate construction permit from the FCC. Such permits are generally subject to time limits and requirements that the permittee exercise due diligence toward the construction and deployment of the permitted system within such time limits. Licenses for Ka-band satellites are issued for an initial ten-year term commencing once the satellite is successfully placed into orbit and its operations fully conform to the terms and conditions of the license. Upon the expiration of the license for each Ka-band satellite, the licensee must apply for renewal of the license. Astrolink and Wildblue have been granted five and two FCC permits, respectively. Such permits require Astrolink and Wildblue to meet terms and conditions and comply with FCC regulations. If they do not meet the FCC terms and conditions, their FCC permits could expire and not be renewed, be revoked, or be modified.

INVESTMENT COMPANY ACT. The Investment Company Act requires companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities, or that fail certain numerical tests regarding the composition of their assets and their sources of income and that are not primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities, to register as "investment companies." Various substantive restrictions are imposed on investment companies by the Investment Company Act.

    We are primarily engaged in a business other than investing, reinvesting, owning, holding or trading securities, and do not intend to be an investment company within the meaning of the Investment Company Act. However, there is a risk that we could be deemed an investment company within the meaning of the Investment Company Act. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation of our capital structure, management, operations, transactions with "affiliated persons," as defined in the Investment Company Act, and other matters. If the Company were deemed to be an investment company subject to regulation under the Investment Company Act and did not register under that Act, it would be in violation of the Investment Company Act and would be prohibited from engaging in business or selling its securities and could be subject to civil and criminal actions for doing so. In addition, the Company's contracts would be voidable and a court could appoint a receiver to take control of the Company and liquidate it. Therefore, the Company's classification as an investment company subject to regulation under the Investment Company Act could materially adversely affect the Company's business, results of operations and financial condition.

OTHER

    During 2000 and 1999, the Company purchased approximately $25,000 and $200,000, respectively, in equipment to be used in research and development activities, in addition to approximately $320,000 and $200,000, respectively, expended in research and development activities which is included in operations. Amounts expended for research and development in 1998 were not significant.

    Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, results of operations or competitive position of the Company.

    As of December 31, 2000, the Company had 9 employees.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
  SALES

    Not applicable.

ITEM 2. PROPERTIES.

    The Company owns no real estate. The Company has entered into a noncancelable operating lease for a facility in Englewood, Colorado expiring in December 2001. The Company believes that such facility is adequate for its business operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

    In a civil action entitled DANIEL BOONE, OZARK HEARTLAND ELECTRONICS, INC.
V. RADIO SHACK, ET AL, pending in the United States District Court, Western District, Springfield Division, Missouri, Civil Action No. 99-3109-CV-S-RGC-ECF, plaintiff alleges that the Company and other defendants (i) entered into a vertical resale price maintenance agreement with Radio Shack, in violation of
Section 1 of the Sherman Act, and (ii) tortiously interfered with plaintiff's contractual relationship with Radio Shack when they requested that Radio Shack terminate plaintiff's right to market PRIMESTAR-Registered Trademark- products. On March 13, 2001, the Court granted the defendants' motion for summary judgment and subsequently dismissed the case. The plaintiff has filed a motion requesting that the Court amend its judgment and has filed an appeal to the Eighth Circuit Court of Appeals. Phoenixstar has a contractual obligation to indemnify the Company for liability, if any, arising out of this matter.

    In a civil action entitled TCI SATELLITE ENTERTAINMENT, INC. ET AL V. BOARD OF EQUALIZATION OF MONTEZUMA COUNTY, pending in the Supreme Court for the State of Colorado, Case No. 99-CA-0975, the Board of Equalization of Montezuma County (the "Montezuma Board") appealed a ruling by the Colorado State Board of Assessment Appeals that the Montezuma Board violated administrative, statutory and judicial mandates in denying the Company and Phoenixstar personal property tax exemptions found in Colorado Revised Statutes Section 39-3-119.5. The Colorado Court of Appeals reversed the Montezuma Board's ruling and the matter was further appealed to the Colorado Supreme Court, which has accepted certiorari. The Colorado Supreme Court has received briefs and the parties are awaiting oral arguments and a ruling. Phoenixstar has a contractual obligation to indemnify the Company for liability, if any, arising out of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Shares of the Company's Series A Common Stock and Series B Common Stock trade over-the-counter on the OTC Bulletin Board under the symbols "LSATA" and "LSATB", respectively. Historically, shares of Series B Common Stock have had low trading volume due to a relatively low number of shares held in the public float. The following table sets forth the range of high and low bid prices in U.S. dollars of shares of Series A Common Stock and Series B Common Stock for the periods indicated. The prices are interdealer prices, do not include retail markups, markdowns, or commissions and may not represent actual transactions.

                                                    SERIES A                  SERIES B
                                               -------------------       -------------------
                                                 HIGH       LOW            HIGH       LOW
                                               --------   --------       --------   --------
2000
  First quarter..............................   $20.81     11.81          20.50      11.00
  Second quarter.............................   $18.50      7.38          18.75       7.88
  Third quarter..............................   $13.47      7.94          13.75       8.00
  Fourth quarter.............................   $ 9.88      2.13          10.25       2.25

1999
  First quarter..............................   $ 3.75      0.50           4.75       1.00
  Second quarter.............................   $ 5.63      0.63           5.75       1.00
  Third quarter..............................   $ 5.13      3.00           5.25       3.00
  Fourth quarter.............................   $20.00      3.75          19.00       3.63

    As of January 31, 2001, there were approximately 4,800 and 300 record holders of the Series A common stock and Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder).

    The Company has not paid cash dividends on its Series A common stock and Series B common stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of its earnings, financial condition and other relevant considerations.

    On March 16, 2000, the Company issued 150,000 shares of Series A Preferred Stock and 150,000 shares of Series B Preferred Stock to Liberty Media in exchange for a beneficial interest in 5,084,745 shares of Sprint PCS Stock. Such shares of preferred stock were valued at $300,000,000.

    On June 20, 2000, August 3, 2000 and September 20, 2000, the Company issued 89,965, 864,393 and 705,563 shares of Series A common stock, respectively, to Liberty Media. Such issuances were made in lieu of a cash payment of dividends on the Company's Series A and Series B Preferred Stock and were valued at $1,233,000, $7,500,000 and $7,500,000, respectively.

    The foregoing issuances of preferred and common stock of the Company were made pursuant to the private placement exemption from the Securities Act of 1933 (the "Act") afforded by Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

    Selected financial data related to the Company's financial condition and results of operations for the five years ended December 31, 2000 are summarized as follows (such information should be read in conjunction with the accompanying consolidated financial statements of the Company).

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999     1998(1)      1997       1996
                                              --------   --------   --------   --------   --------
                                                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
SUMMARY STATEMENT OF OPERATIONS DATA:
  Revenue...................................  $    445        --     168,500    561,990    417,461
  Operating, selling, general and
    administrative expenses and stock
    compensation............................  $ (1,096)  (12,160)   (158,810)  (489,947)  (410,390)
  Operating loss............................  $   (749)  (12,183)    (55,415)  (171,599)  (184,284)
  Interest expense(2).......................  $ (5,729)     (140)    (14,177)   (47,992)    (2,023)
  Share of losses of affiliates.............  $ (7,251)       --    (375,053)   (20,473)    (3,275)
  Net earnings (loss).......................  $(49,137)   67,262    (445,266)  (238,341)  (140,004)
  Basic and diluted earnings (loss) per
    common share(3).........................  $  (1.07)     0.97       (6.58)     (3.58)     (2.11)

                                                                  DECEMBER 31,
                                             ------------------------------------------------------
                                               2000       1999     1998(1)      1997        1996
                                             --------   --------   --------   ---------   ---------
                                                              AMOUNTS IN THOUSANDS
SUMMARY BALANCE SHEET DATA:
  Cash and cash equivalents................  $157,198     2,473         --        6,084       6,560
  Investments in affiliates accounted for
    using the equity method................  $280,564        --         --       11,093      32,240
  Investments in available-for-sale
    securities and others..................  $547,024   140,101         --           --          --
  Total assets.............................  $986,256   143,197    463,133    1,204,856   1,180,273
  Debt(2)..................................  $ 89,985     3,044         --      418,729     247,230
  Minority interests in consolidated
    subsidiaries...........................  $534,301        --         --           --          --
  Redeemable preferred stock...............  $196,614        --         --           --          --
  Stockholders' equity (deficit)...........  $131,156    64,727     (6,365)     136,269     372,358

------------------------

(1) The Primestar Roll-up was consummated on April 1, 1998. In connection therewith, LSAT contributed and transferred to Phoenixstar all of its assets and liabilities except for assets and liabilities related to the high power DBS system being constructed by Tempo.

(2) Effective December 31, 1996, the Company entered into a bank credit facility with initial commitments of $350 million. In addition, on February 20, 1997, the Company issued senior subordinated notes and senior subordinated discount notes with aggregate principal amounts at maturity of $475 million. Such debt was assumed by Phoenixstar effective April 1, 1998.

    Effective November 19, 1999, the Company entered into a Revolving Loan Agreement with aggregate commitments of $25 million. Such facility was repaid and canceled in October 2000.

    Effective September 29, 2000, the Company entered into a $35 million loan agreement, which was subsequently amended to provide for up to $303 million of borrowings. In addition, the Company issued a $60 million promissory note to Liberty Media on March 16, 2000.

(3) In connection with the December 4, 1996 consummation of the Spin-off, the Company issued 66,408,000 shares of Company common stock. The basic and diluted loss per common share amounts for the year ended December 31, 1996 assumes that the shares issued pursuant to the Spin-off were issued and outstanding since January 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    On March 16, 2000, the Company completed the Liberty Transactions with Liberty Media. Pursuant to the terms of the first transaction, the Company acquired a beneficial interest in 5,084,745 shares of Sprint PCS Stock with an aggregate market value on the closing date of $300 million in exchange for 150,000 shares of LSAT Series A Preferred Stock with a liquidation value of $150 million and 150,000 shares of LSAT Series B Preferred Stock with a liquidation value of $150 million. The shares of Series B Preferred Stock have super voting rights which give Liberty Media voting control over the Company. Accordingly, since March 16, 2000, the Company has been a consolidated subsidiary of Liberty Media.

    Pursuant to the terms of the second transaction, the Company (through its wholly-owned subsidiaries) became the managing member of two newly formed limited liability companies, LSAT LLC and LSAT Astro LLC ("LSAT Astro" and with LSAT LLC, the "LSAT Joint Ventures"). The Company contributed (i) its beneficial interest in 4,221,921 shares (as adjusted for the GM Hughes Stock Split) of GM Hughes Stock, net of the GM Hughes Stock share appreciation right liability described below, and (ii) its interest in JATO Communications Corp. to LSAT LLC in exchange for a 10.59% ownership interest in LSAT LLC. Liberty Media contributed cash and its interests in various satellite related assets, including an 86.01% ownership interest in LSAT Astro, to LSAT LLC in exchange for the remaining 89.41% ownership interest in LSAT LLC. In addition, the Company received a 13.99% ownership interest in LSAT Astro in exchange for a $60 million note payable to Liberty Media. As the Company is a consolidated subsidiary of Liberty Media, all of the assets contributed by the Company and Liberty Media to the LSAT Joint Ventures were recorded at their net book values at the date of contribution.

    The Company operates and manages the activities of the LSAT Joint Ventures and has decision-making authority with respect to significant business transactions, including the purchase and sale of assets, entered into by such entities. Accordingly, the results of operations of the LSAT Joint Ventures have been included in the Company's consolidated financial statements since
March 16, 2000.

    The Company pursues strategic opportunities worldwide in the distribution of internet data and other content via satellite and related business. The Company is actively seeking to develop and/or acquire operating businesses related to, or complementary with, such strategy.

    The Company will continue to be subject to the risks associated with operating as a holding company including possible regulation under the Investment Company Act. The Company does not currently intend to be an investment company within the meaning of the Investment Company Act.

HUGHES TRANSACTIONS

    Effective June 4, 1999, the Company completed the sale of its high power direct broadcast satellite assets to Hughes, pursuant to an asset purchase agreement dated as of January 22, 1999 (the "Hughes High Power Agreement") among Tempo, Phoenixstar, Primestar Partners and Hughes, a subsidiary of General Motors Corporation. The assets transferred by the Company pursuant to the Hughes High Power Agreement consisted of Tempo's two high-power DBS satellites, its FCC authorizations with respect to the 119 DEG. West Longitude orbital location, and certain related assets.

    The Company had previously granted Phoenixstar the transferable right and option (the "Tempo Purchase Option") to purchase 100% of the Tempo High Power Assets for aggregate consideration of

$2.5 million in cash and the assumption of all related liabilities. In addition, Tempo had previously granted to Primestar Partners the right to purchase or lease 100% of the capacity of the DBS system being constructed by Tempo (the "Tempo Capacity Option"), and Primestar Partners had made advances to Tempo to fund the construction of Tempo's DBS system in the aggregate amount of $465 million (the "Tempo Reimbursement Obligation").

    The Hughes High Power Agreement provided for (i) the sale by Phoenixstar to Hughes of the Tempo Purchase Option, (ii) the exercise of the Tempo Purchase Option by Hughes, and (iii) the termination of the Tempo Capacity Option. The aggregate consideration payable by Hughes in the Hughes High Power Transaction was $500 million, payable as described below.

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

    The first closing under the Hughes High Power Agreement was consummated effective March 10, 1999. In the first closing, Hughes acquired Tempo DBS-2 and related assets for aggregate consideration of $150 million, comprised of
(i) $9.75 million paid by Hughes to Phoenixstar and Primestar Partners for the transfer to Hughes of that portion of the Tempo Purchase Option allocable to Tempo DBS-2 and the termination of that portion of the Tempo Capacity Rights allocable to the Tempo DBS-2, (ii) $750,000 paid by Hughes to the Company to exercise that portion of the Tempo Purchase Option allocable to the Tempo DBS-2; and (iii) the assumption and payment by Hughes of a portion of the Tempo Reimbursement Obligation in the amount of $139.5 million.

    The FCC approved the transfer of the FCC License to Hughes on May 28, 1999, and the second closing under the Hughes High Power Agreement was consummated effective June 4, 1999. In the second closing, Hughes acquired Tempo DBS-1 and related assets, including all rights of Tempo with respect to the FCC License, for aggregate consideration of $350 million comprised of (i) $22.75 million paid by Hughes to Phoenixstar and Primestar Partners for the transfer to Hughes of that portion of the Tempo Purchase Option allocable to Tempo DBS-1 and the termination of that portion of the Tempo Capacity Rights allocable to Tempo DBS-1, (ii) $1.75 million paid by Hughes to Tempo to exercise that portion of the Tempo Purchase Option allocable to Tempo DBS-1; and (iii) the assumption and payment by Hughes of the remainder of the Tempo Reimbursement Obligation, in the amount of $325.5 million.

    The carrying value of Tempo DBS-1 was approximately $239 million at the time of the second closing. In addition, Phoenixstar agreed to forgive amounts due from Tempo not assumed by Hughes in the amount of $9.346 million.

    Effective April 28, 1999, Phoenixstar completed the Hughes Medium Power Transaction in which Phoenixstar sold to Hughes, Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash plus 14.613 million shares (as adjusted for the GM Hughes Stock Split) of GM Hughes Stock valued at approximately $258 million on the date of closing. The foregoing purchase price was subject to adjustments for working capital at the date of closing.

    In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar approved the payment to the Company of consideration in the form of 4.221 million shares (as adjusted for the GM Hughes Stock Split) of GM Hughes Stock. In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue Phoenixstar a share appreciation right with respect to the shares of GM Hughes Stock received as the Phoenixstar Payment, granting Phoenixstar the right to any market price appreciation in such GM Hughes Stock during the one-year period following the date of issuance, over an agreed strike price of $15.67 (as adjusted for the GM Hughes Stock Split) (the "LSAT GMH SAR"). The Company also agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity, and to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. On the Hughes Closing Date, the Company received 4.221 million shares (as adjusted for the GM Hughes Stock Split) of GM Hughes Stock, subject to the LSAT GMH SAR, from Phoenixstar in satisfaction of the Phoenixstar Payment.

PRIMESTAR ROLL-UP

    Effective April 1, 1998 (the "Closing Date"), the Primestar Roll-up was consummated whereby LSAT contributed and transferred to Phoenixstar all of LSAT's assets and liabilities, except (i) the capital stock of Tempo, (ii) the consideration to be received by LSAT in the Primestar Roll-up and (iii) the rights and obligations of LSAT under certain agreements with Phoenixstar and others. In addition, the business of Primestar Partners and the business of distributing the PRIMESTAR-Registered Trademark- programming service of each of the other partners in Primestar Partners were consolidated into Phoenixstar.

    In connection with the Primestar Roll-up, Phoenixstar assumed all of LSAT's indebtedness on the Closing Date, and LSAT received 66.3 million shares of Phoenixstar Class A Common Stock and 8.5 million shares of Phoenixstar Class B Common Stock. As a result, LSAT owns approximately 37% of the outstanding shares of common equity of Phoenixstar, representing approximately 38% of the combined voting power of such common equity. As a result of the dilution of LSAT's investment in Phoenixstar from 100% to approximately 37%, LSAT recognized an increase in its investment in Phoenixstar and an increase in additional paid-in capital of $299,046,000, net of income taxes. Such increase represented the difference between LSAT's historical investment basis in Phoenixstar and LSAT's proportionate share of Phoenixstar's equity subsequent to the Primestar Roll-up.

    As of December 31, 1998, the Company's share of losses of Phoenixstar had reduced the book value of the Company's investment in Phoenixstar to zero. Also, as described above, the Company has no further commitment to fund obligations of Phoenixstar. The Company has agreed to transfer its beneficial ownership in Phoenixstar to the other Phoenixstar shareholders.

SUMMARY OF OPERATIONS

    As a result of the consummation of the Primestar Roll-up in 1998 and the Hughes Transactions in 1999, the Company is currently a holding company. As a holding company, LSAT has had no significant direct operations since April 1, 1998. The Company (i) incurs general and administrative expenses to manage its interests in other companies and maintain its status as a publicly traded company and (ii) provides management services to Phoenixstar.

2000 vs. 1999

    Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly fee. Such fees aggregated $445,000 during 2000. In addition, Phoenixstar reimburses the Company for certain expenditures which benefit Phoenixstar, such as office rent and computer support. Such reimbursements aggregated $169,000 during 2000 and are reflected as a reduction of general and administrative expenses in the accompanying statement of operations.

    The Company's general and administrative expenses increased from $776,000 in 1999 to $4,211,000 in 2000. Such increase is primarily due to increases in
(i) salaries and related employee costs and (ii) contract labor and professional fees. During the period from the Primestar Roll-up to the Hughes Transactions, the Company had no paid employees. Subsequent to the Hughes Transactions and in anticipation of the Liberty Transactions, the Company hired three employees in late 1999. In addition, the Company initiated research and development ("R&D") activities in the third quarter of 1999. The Company hired additional employees in 2000. As a result of such hirings, the Company's salaries and employee-related costs increase from $228,000 in 1999 to $1,478,000 in 2000. During the third quarter of 2000, the Company's R&D employees transferred to another subsidiary of Liberty Media, and the Company has agreed to sell its R&D subsidiary to such Liberty Media subsidiary for $750,000 plus the assumption of certain funding commitments. In connection with the Liberty Transactions, the Company incurred in excess of $800,000 in investment banking, legal and accounting fees.

    The Company records estimated stock compensation pursuant to the intrinsic value method of Accounting Principles Board Opinion No. 25. Such estimate is subject to future adjustment based upon market value of the Company's stock. The adjustment to stock compensation in 2000 is the result of a decrease in the Company's stock price.

    In 1999, the Company incurred $4,511,000 of expenses associated with the operation and maintenance of the Tempo Satellites. Such expenses were incurred during the first six months of 1999, prior to the sale of the Tempo Satellites to Hughes.

    In May 2000, the Company sold 2.4 million shares of GM Hughes Stock for net cash proceeds of $74,243,000 (after fees and commissions of $717,000) and used $65,721,000 of such net cash proceeds to satisfy the LSAT GMH SAR. The Company recognized a gain on the sale of the GM Hughes Stock of $36,643,000, which was more than offset by a loss on the satisfaction of the LSAT GMH SAR of $65,721,000.

    During the year ended December 31, 2000, the Company recognized interest expense of $5,729,000, compared to $140,000 in 1999. Such increase is due to an increase in the Company's weighted average debt balance in 2000.

    The Company recognized interest income of $10,361,000 for the year ended December 31, 2000, compared to $146,000 in 1999. Such 2000 interest income was earned primarily on short-term investments made using the cash balance maintained by LSAT Astro, which the Company acquired as part of the Liberty Transactions. It is anticipated that such LSAT Astro cash will be used to fund Astrolink capital calls in 2001, and accordingly, will not be available for any other purpose in 2001.

    During the year ended December 31, 2000, the Company's share of losses of affiliates aggregated $7,251,000. As both Astrolink and Aerocast are in the development stage of their business, the Company does not expect its shares of losses of affiliates to decrease in the foreseeable future.

    The Company recorded minority share of earnings aggregating $536,000 during the year ended December 31, 2000. Such share of earnings relates primarily to interest income earned by LSAT Astro offset by share of losses of affiliates.

    During the year ended December 31, 2000, the Company recognized impairment losses on its investments in Jato Communications Corp. and Netbeam, Incorporated aggregating $9,860,000. The Company also recorded an unrealized loss of $14,426,000 related to certain of its derivative financial instruments.

    During the year ended December 31, 1999, the Company recognized a gain on sale of satellites of $13,712,000 and other income of $66,143,000. The gain on sale of satellites related to the sale of the Tempo Satellites to Hughes. The other income related to the receipt from Phoenixstar of the GM Hughes Stock in connection with the consummation of the Hughes Medium Power Transaction.

    The Company recognized income tax benefit of $8,131,000 in 2000 and income tax expense of $416,000 in 1999. The Company is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset income tax liabilities or the Company generates taxable income. For financial reporting purposes all of the Company's income tax liabilities had been fully offset by income tax benefits at December 31, 2000 and 1999.

1999 vs. 1998

    The Company's results of operations for the year ended December 31, 1998 include three months of operations of the Company's medium power DBS business. Such business was contributed to Phoenixstar in connection with the Primestar Roll-up.

    The Company recorded share of losses of Primestar Partners ($5,822,000) and Phoenixstar ($369,231,000) in 1998. The Company's ownership interest in Primestar Partners was contributed to Phoenixstar in connection with the Primestar Roll-up; and as a result of the cumulative losses of Phoenixstar, the Company's investment in Phoenixstar was reduced to zero at December 31, 1998. As a result of the foregoing, no share of losses were recorded by the Company in 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"), which is effective for fiscal years beginning after June 15, 2000. Statement 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under Statement 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the:

    - fair values of existing assets, liabilities, or firm commitments,

    - variability of cash flows of forecasted transactions, or

    - foreign currency exposures of net investments in foreign operations.

    As described below, the Company has entered into several equity collars in an attempt to reduce the market risk associated with certain of its available-for-sale securities. Such equity collars qualify as fair value hedges, and the related available-for-sale securities qualify as hedged items, as those terms are defined in Statement 133. As such, it is anticipated that any change in the fair value of the hedged item will be offset by the change in fair value of the fair value hedge. To the extent that the change in fair value of the hedged item is not exactly offset by the change in fair value of the fair value hedge, the Company will recognize in earnings the ineffective portion of the equity collar. While there can be no assurance, the Company does not believe that the impact of Statement 133 on its results of operations will be significant.

    In March 2000, the FASB issued Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25" ("FIN 44"). FIN 44 provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions and was effective July 1, 2000. The adoption of FIN 44 had no significant impact on the Company's financial position, results of operations, or cash flows.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" ("Statement 140"), which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of Statement 140 is not expected to have a significant impact on the Company's financial position, results of operations, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

    As a result of the consummation of the Hughes Transactions, the Company currently has no operating income and/or positive cash flow. During the year ended December 31, 2000, the Company funded its operating activities and its investments in affiliates with a combination of (i) contributions from Liberty Media, (ii) borrowings of debt and (iii) net cash proceeds from the sale of GM Hughes Stock.

    During 2000, the Company entered into a $303 million revolving credit facility due 2003. Such facility, the PCS Loan Facility, is secured by the Company's interest in the Sprint PCS Stock and the Sprint PCS equity collar described below. Interest accrues at LIBOR and is payable monthly. The Company anticipates that it will use available borrowings under the PCS Loan Facility to fund its investment and operating activities.

    The trust holding the Sprint PCS Stock in which LSAT has the beneficial interest has entered into an equity collar with a financial institution for LSAT's benefit with respect to such Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. The trust simultaneously sold a call option giving the counterparty the right to buy the same number of shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or LSAT.

    LSAT LLC has entered into a put spread collar with a financial institution with respect to the Company's shares of GM Hughes Stock. The collar
(i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and
(ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the 1.8 million shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC.

    LSAT LLC has also entered into an equity collar with a financial institution with respect to the Company's shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC.

    As the Company's equity collars are designated to specific shares of stock held by the Company, and the changes in the fair value of the equity collars are correlated with changes in the fair value of the underlying securities, the equity collars function as hedges. Accordingly, changes in the fair value of these equity collars are reported as a component of comprehensive income (in unrealized gains) along with the changes in the fair value of the underlying securities. Under Statement 133, the Company will recognize in earnings the ineffective portion of its equity collars. The Company's put spread collars do not function as hedges, and therefore changes in the fair value of the put spread collars are recorded as unrealized gains on financial instruments in the Company's consolidated statements of operations.

    Pursuant to the terms of the Liberty Transactions, Liberty Media contributed $249,620,000 in cash to LSAT Astro. The Company used $101,130,000 in 2000 to fund Astrolink capital calls and intends to use the remainder of such cash to fund a portion of Astrolink's 2001 capital requirements. LSAT and LSAT Astro assumed the commitment for such capital requirements in connection with the Liberty Transactions.

    In addition to the aforementioned commitment, LSAT Astro and the other Astrolink members have agreed to take such actions as are reasonably necessary to enable Astrolink to meet its 2001 funding requirements. Such actions may include the purchase of equity or debt securities of Astrolink, the facilitation of guaranteed bank financing, or any other approaches acceptable to the members and Astrolink, subject to the negotiation and execution of definitive agreements. LSAT Astro's obligation to make any investment in or provide any financial obligation to Astrolink under this agreement is limited to $94,437,000, and does not constitute a guarantee of any obligation of Astrolink.

    The Company has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $112,000,000 at December 31, 2000. Currently, the Company is not certain of the likelihood of being required to perform under such guarantees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At December 31, 2000, the Company had $89,985,000 of variable-rate debt with a weighted-average interest rate of 7.81%. Accordingly, the Company is subject to market rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. All such variable-rate debt is due in 2003.

    The Company also has price risk related to investments in marketable equity securities. The following table summarizes the market risk for the Company:

                                              DECEMBER 31, 2000                 DECEMBER 31, 1999
                                        ------------------------------   --------------------------------
                                         SHARES      FAIR     CARRYING    SHARES                 CARRYING
                                         OWNED      VALUE      VALUE      OWNED     FAIR VALUE    VALUE
                                        --------   --------   --------   --------   ----------   --------
                                                              AMOUNTS IN THOUSANDS
Equity price risk:
  GM Hughes Stock(1)..................   1,822     $ 42,013   $ 42,013    4,222      $135,101    $135,101
  Sprint PCS Stock(2).................   5,085     $102,330   $102,330       --            --          --
  XMSR Stock(3).......................   1,000     $ 16,000   $ 16,000       --            --          --

------------------------

(1) Shares owned reflect a 3 for 1 stock split effected July 3, 2000. LSAT LLC has entered into a put spread collar with a financial institution with respect to the Company's shares of GM Hughes Stock. The (i) collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and
    (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the 1.8 million shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC.

(2) The trust holding the Spring PCS Stock in which LSAT has the beneficial interest has entered into an equity collar with a financial institution for LSAT's benefit with respect to such Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. The trust simultaneously sold a call option giving the counterparty the right to buy the same number of shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or LSAT.

(3) LSAT LLC has entered into an equity collar with a financial institution with respect to the Company's shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements of the Company are filed under this item beginning on page II-11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Liberty Satellite & Technology, Inc.:

    We have audited the accompanying consolidated balance sheets of Liberty Satellite & Technology, Inc. (formerly TCI Satellite Entertainment, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Satellite & Technology, Inc. (formerly TCI Satellite Entertainment, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Denver, Colorado
February 7, 2001

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                2000        1999
                                                              ---------   ---------
                                                              AMOUNTS IN THOUSANDS
                           ASSETS
Current assets:
  Cash and cash equivalents (note 15).......................  $ 157,198       2,473
  Receivables (note 12).....................................        873          --
  Prepaid expenses..........................................        293         113
                                                              ---------   ---------
    Total current assets....................................    158,364       2,586
                                                              ---------   ---------
Investments in affiliates accounted for using the equity
  method (note 6)...........................................    280,564          --
Investments in available-for-sale securities and others
  (note 7)..................................................    547,024     140,101

Support equipment, at cost..................................        352         298
  Less accumulated depreciation.............................        121          23
                                                              ---------   ---------
                                                                    231         275
                                                              ---------   ---------
Other assets, net of accumulated amortization...............         73         235
                                                              ---------   ---------
    Total assets............................................  $ 986,256     143,197
                                                              =========   =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $      18         139
  Accrued expenses..........................................        280         124
  Due to parent (note 8)
    Accrued interest........................................      1,703          --
    Other accrued expenses..................................        470          --
                                                              ---------   ---------
                                                                  2,173          --
                                                              ---------   ---------
  Taxes payable.............................................         --         650
  GM Hughes Stock share appreciation right liability (note
    7)......................................................         --      68,959
                                                              ---------   ---------
    Total current liabilities...............................      2,471      69,872
                                                              ---------   ---------
Note payable to parent (note 8).............................     54,982          --
Employee stock appreciation right liability.................         --       5,554
Debt (note 9)...............................................     35,003       3,044
Put option liability (note 7)...............................     31,729          --
                                                              ---------   ---------
      Total liabilities.....................................    124,185      78,470
                                                              ---------   ---------
Minority interests in equity of consolidated subsidiaries...    534,301          --
Redeemable preferred stock (note 10)........................    196,614          --
Stockholders' Equity (note 11):
  Series A common stock, $1 par value; authorized
    185,000,000 shares; issued 65,469,595 in 2000 and
    62,894,446 in 1999......................................     65,470      62,894
  Series B common stock, $1 par value; authorized 30,000,000 shares; issued 7,733,996 in 2000 and 8,465,224 in
    1999....................................................      7,734       8,465
  Additional paid-in capital................................    926,678     825,492
  Accumulated other comprehensive income....................     12,860          --
  Accumulated deficit.......................................   (881,261)   (832,124)
                                                              ---------   ---------
                                                                131,481      64,727
  Series A common stock held in treasury, at cost (29,545
    shares).................................................       (325)         --
                                                              ---------   ---------
    Total stockholders' equity..............................    131,156      64,727
                                                              ---------   ---------
Commitments and contingencies (note 15)
    Total liabilities and stockholders' equity..............  $ 986,256     143,197
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  AMOUNTS IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNTS
Revenue:
  Management fees (note 14).................................  $    445        --          --
  Subscriber................................................        --        --     168,500
                                                              --------   -------    --------
                                                                   445        --     168,500
                                                              --------   -------    --------
Operating costs and expenses:
  Charges from Primestar Partners...........................        --        --      82,235
  Operating.................................................        --     4,511      16,211
  Selling, general and administrative.......................     4,211       776      55,495
  Stock compensation (note 11)..............................    (3,115)    6,873       4,869
  Depreciation..............................................        98        23      65,105
                                                              --------   -------    --------
                                                                 1,194    12,183     223,915
                                                              --------   -------    --------
    Operating loss..........................................      (749)  (12,183)    (55,415)
Other income (expense):
  Interest income...........................................    10,361       146          20
  Interest expense-parent (note 8)..........................    (3,942)       --          --
  Interest expense-other....................................    (1,787)     (140)    (14,177)
  Share of losses of affiliates (note 6)....................    (7,251)       --    (375,053)
  Minority interests in earnings of consolidated
    subsidiaries............................................      (536)       --          --
  Gain on sale of GM Hughes Stock (note 7)..................    36,643        --          --
  Loss on GM Hughes Stock share appreciation rights
    (note 7)................................................   (65,721)       --          --
  Impairment of investments.................................    (9,860)       --          --
  Unrealized loss on financial instruments (note 7).........   (14,426)       --          --
  Gain on sale of satellites (note 7).......................        --    13,712          --
  Other, net (note 7).......................................        --    66,143        (641)
                                                              --------   -------    --------
                                                               (56,519)   79,861    (389,851)
                                                              --------   -------    --------
    Earnings (loss) before income taxes.....................   (57,268)   67,678    (445,266)
Income tax benefit (expense) (note 13)......................     8,131      (416)         --
                                                              --------   -------    --------
    Net earnings (loss).....................................   (49,137)   67,262    (445,266)
Accretion of redeemable preferred stock (note 11)...........    (4,547)       --          --
Dividends on redeemable preferred stock.....................   (23,733)       --          --
                                                              --------   -------    --------
    Net earnings (loss) attributable to common
      stockholders..........................................  $(77,417)   67,262    (445,266)
                                                              ========   =======    ========
Basic and diluted earnings (loss) per common share
  (note 2)..................................................  $  (1.07)     0.97       (6.58)
                                                              ========   =======    ========

          See accompanying notes to consolidated financial statements

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                   AMOUNTS IN THOUSANDS
Net earnings (loss).........................................  $(49,137)   67,262    (445,266)
                                                              --------   -------    --------
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on available for sale
    securities..............................................     7,392    42,583          --
    Less reclassification adjustment for gains included in
      net earnings (loss)...................................   (37,115)       --          --
  Unrealized loss on share appreciation rights liability....   (22,708)  (42,583)         --
    Less reclassification adjustment for gains included in
      net earnings (loss)...................................    65,291        --          --
                                                              --------   -------    --------
        Other comprehensive income..........................    12,860        --          --
                                                              --------   -------    --------
          Comprehensive income (loss).......................  $(36,277)   67,262    (445,266)
                                                              ========   =======    ========

          See accompanying notes to consolidated financial statements

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                    ACCUMULATED                         TOTAL
                                    COMMON STOCK       ADDITIONAL                      OTHER                        STOCKHOLDERS'
                                 -------------------    PAID-IN     ACCUMULATED    COMPREHENSIVE                       EQUITY
                                 SERIES A   SERIES B    CAPITAL       DEFICIT         INCOME       TREASURY STOCK     (DEFICIT)
                                 --------   --------   ----------   ------------   -------------   --------------   -------------
                                                                       AMOUNTS IN THOUSANDS
Balance at January 1, 1998.....  $58,239     8,465      523,685       (454,120)           --              --           136,269
  Net loss.....................       --        --           --       (445,266)           --              --          (445,266)
  Recognition of stock
    compensation related to
    stock options and
    restricted stock awards....       --        --        2,595             --            --              --             2,595
  Issuance of Series A common
    stock related to restricted
    stock awards...............       50        --          (50)            --            --              --                --
  Issuance of Series A common
    stock upon conversion of
    convertible securities of
    Tele-Communications,
    Inc........................      991        --           --             --            --              --               991
  Issuance of common stock by
    subsidiary (note 6)........       --        --      299,046             --            --              --           299,046
                                 -------     -----      -------       --------        ------            ----          --------
Balance at December 31, 1998...   59,280     8,465      825,276       (899,386)           --              --            (6,365)
  Net earnings.................       --        --           --         67,262            --              --            67,262
  Recognition of stock
    compensation related to
    stock options and
    restricted stock awards....       --        --          612             --            --              --               612
  Issuance of Series A common
    stock related to restricted
    stock awards...............      162        --         (162)            --            --              --                --
  Tax benefit related to stock
    options and restricted
    stock awards...............       --        --         (234)            --            --              --              (234)
  Issuance of Series A common
    stock upon conversion of
    convertible securities of
    Tele-Communications,
    Inc........................    3,452        --           --             --            --              --             3,452
                                 -------     -----      -------       --------        ------            ----          --------
Balance at December 31, 1999...  $62,894     8,465      825,492       (832,124)           --              --            64,727
  Net loss.....................       --        --           --        (49,137)           --              --           (49,137)
  Other comprehensive income...       --        --           --             --        12,860              --            12,860
  Reversal of deferred tax
    asset valuation allowance
    resulting from the Liberty
    transaction (note 5).......       --        --      114,628             --            --              --           114,628
  Accretion and dividends on
    redeemable preferred
    stock......................       --        --      (28,280)            --            --              --           (28,280)
  Issuance of Series A common
    stock for preferred stock
    dividends..................    1,660        --       14,573             --            --              --            16,233
  Recognition of stock
    compensation related to
    stock options and
    restricted stock awards....       --        --           22             --            --              --                22
  Issuance of Series A common
    stock upon exercise of
    stock options..............       72        --          425             --            --              --               497
  Issuance of common stock
    related to restricted stock
    awards.....................      113        --         (113)            --            --              --                --
  Series B common stock
    exchanged for Series A
    common stock...............      731      (731)          --             --            --              --                --
  Repurchase of Series A common
    stock from director........       --        --           --             --            --            (325)             (325)
  Dividend to related party
    (note 7)...................       --        --          (69)            --            --              --               (69)
                                 -------     -----      -------       --------        ------            ----          --------
Balance at December 31, 2000...  $65,470     7,734      926,678       (881,261)       12,860            (325)          131,156
                                 =======     =====      =======       ========        ======            ====          ========

          See accompanying notes to consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                   AMOUNTS IN THOUSANDS
                                                                       (SEE NOTE 3)
Cash flows from operating activities:
  Net earnings (loss).......................................  $(49,137)   67,262    (445,266)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Depreciation............................................        98        23      65,105
    Share of losses of affiliates...........................     7,251        --     375,053
    Minority interests in earnings of consolidated
     subsidiaries...........................................       536        --          --
    Gain on sale of GM Hughes Stock.........................   (36,643)       --          --
    Loss on GM Hughes share appreciation rights.............    65,721        --          --
    Impairment of investments...............................     9,860        --          --
    Unrealized loss on financial instruments................    14,426        --          --
    Accretion of debt discount..............................        --        --       4,682
    Stock compensation and restricted stock awards..........    (3,115)    6,873       4,869
    Payments for stock compensation.........................    (2,404)     (707)         --
    Deferred income tax benefit.............................    (7,481)     (234)         --
    Gain on sale of satellites..............................        --   (13,712)         --
    Receipt of GM Hughes Stock recorded as other income.....        --   (66,143)         --
    Other non-cash charges..................................       235        15       8,108
    Changes in operating assets and liabilities, net of the
     effect of the Primestar Roll-up and Liberty
     transactions:
      Change in receivables.................................      (873)       --      10,845
      Change in prepaid expenses............................      (180)     (113)         --
      Change in other assets................................        --        --        (736)
      Change in accruals and payables.......................     1,558       957     (10,210)
      Change in subscriber advance payments.................        --        --      (3,114)
                                                              --------   -------    --------
        Net cash provided by (used in) operating
        activities..........................................      (148)   (5,779)      9,336
                                                              --------   -------    --------
Cash flows from investing activities:
  Net proceeds from sale of GM Hughes Stock.................    74,243        --          --
  Payment of GM Hughes share appreciation rights............   (65,721)       --          --
  Proceeds received in Liberty transaction..................   249,620        --          --
  Capital expended for equipment............................       (54)     (298)    (73,966)
  Investments in and advance to affiliates..................  (181,669)   (2,000)        (75)
  Other investing activities................................       (50)    2,500          --
                                                              --------   -------    --------
        Net cash provided by (used in) investing
        activities..........................................    76,369       202     (74,041)
                                                              --------   -------    --------
Cash flows from financing activities:
  Borrowings of debt........................................    55,103        --     113,000
  Repayments of debt........................................   (28,162)       --     (61,735)
  Payment of deferred financing costs.......................       (22)     (250)         --
  Contributions from minority owners of subsidiaries........    51,413        --          --
  Proceeds from exercise of stock options...................       497        --          --
  Purchase of common stock from director....................      (325)       --          --
  Increase in due to Phoenixstar............................        --     4,848       6,365
  Proceeds from issuance of common stock....................        --     3,452         991
                                                              --------   -------    --------
        Net cash provided by financing activities...........    78,504     8,050      58,621
                                                              --------   -------    --------
        Net increase (decrease) in cash and cash
        equivalents.........................................   154,725     2,473      (6,084)
        Cash and cash equivalents--beginning of year........     2,473        --       6,084
                                                              --------   -------    --------
        Cash and cash equivalents--end of year..............  $157,198     2,473          --
                                                              ========   =======    ========

          See accompanying notes to consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

(1) BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Liberty Satellite & Technology, Inc. (formerly TCI Satellite
    Entertainment, Inc.) and those of all majority-owned or controlled subsidiaries, including the LSAT Joint Ventures described in note 5 ("LSAT" or the "Company"). All significant inter-company transactions have been eliminated.

    LSAT, a consolidated subsidiary of Liberty Media Corporation ("Liberty Media") since March 2000, is currently a holding company. As a holding company, LSAT has had no significant direct operations subsequent to the LSAT Asset Transfer (see note 6). The Company (i) incurs general and administrative expenses to manage its interests in other companies and maintain its status as a publicly traded company and (ii) provides management services to Phoenixstar, Inc.

    The Company currently is pursuing strategic opportunities worldwide in the distribution of internet data and other content via satellite and related businesses. The Company is actively seeking to develop and/or acquire operating businesses related to, or complementary with, such strategy.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

    INVESTMENTS

    All marketable equity securities held by the Company are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive earnings in stockholders' equity. Realized gains and losses are determined on a specific-identification basis.

    Other investments in which the ownership interest is less than 20% and are not considered marketable securities are carried at the lower of cost or net realizable value. For those investments in affiliates in which the Company's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates as they occur rather then as dividends or other distributions are received, limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of the difference between the Company's investment and its share of the net assets of the investee. Recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to the Company's ownership interest in such affiliates.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statements of operations as an impairment of investments.

    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company has entered into equity collars and put spread collars with respect to certain securities held by the Company. These derivative instruments provide the Company with a put option that gives it the right to require its counterparty to buy designated shares at a designated price per share and simultaneously provides the counterparty a call option giving it the right to buy the same number of shares at a designated price per share.

    As the Company's equity collars are designated to specific shares of stock held by the Company and the changes in the fair value of the equity collars are correlated with changes in the fair value of the underlying securities, the equity collars function as hedges. Accordingly, changes in the fair value of the equity collars designated to specific shares which are accounted for as available-for-sale securities are reported as a component of comprehensive earnings (in unrealized gains) along with the changes in the fair value of the underlying securities. The Company's put spread collars generally do not have high correlation with the underlying security and accordingly, do not function as hedges. Therefore changes in the fair value of the put spread collars are recorded as unrealized gains (losses) on financial instruments in the consolidated statements of operations.

    During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, ("Statement 133"), which is effective for all fiscal years beginning after June 15, 2000. Statement 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under Statement 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or
    (3) foreign currency exposure of net investments in foreign operations. The Company's equity collars qualify as fair value hedges, and the related available-for-sale securities qualify as hedged items, as those terms are defined in Statement 133. As such, it is anticipated that any change in the fair value of the hedged item will be offset by the change in fair value of the fair value hedge. To the extent that the change in fair value of the hedged item is not exactly offset by the change in fair value of the fair value hedge, the Company will recognize in earnings the ineffective portion of the equity collar. While there can be no assurance, the Company does not believe that the impact of Statement 133 on its results of operations will be significant.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    SUPPORT EQUIPMENT

    The Company states equipment at cost and begins depreciation upon acceptance of delivery, using the straight-line method over the useful life of the asset. Leasehold improvements are amortized over the shorter of the useful life of the asset or lease term.

    The Company periodically reviews the carrying amount of its long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Company considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Company deems Assets to be impaired if the Company is unable to recover the carrying value of its Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair values. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

    OTHER ASSETS

    Other assets include deferred financing costs and patents. Deferred financing costs are amortized over the term of the related loan facility. Patents are amortized once the patent has been granted over the life of the patent, generally 20 years.

    ADVERTISING COSTS

    Advertising costs generally are expensed as incurred. Amounts expensed for advertising aggregated $5,066,000 during 1998. There were no advertising costs in 2000 and 1999.

    STOCK BASED COMPENSATION

    The Company accounts for stock-based employee compensation using the intrinsic value method pursuant to Accounting Principles Board Opinion No.
    25. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION."

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    EARNINGS (LOSS) PER COMMON SHARE

    The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement 128"). Statement 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss attributable to common shareholders divided by the weighted average outstanding common shares for the period. Net earnings (loss) is reduced (increased) by preferred stock dividends and accretion to arrive at income
    (loss) attributable to common shareholders. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Potential dilutive common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

    The earnings (loss) per common share for the years ended December 31, 2000, 1999 and 1998 is based on 72,033,000, 69,587,000 and 67,718,000 weighted average shares outstanding during the respective periods. Excluded from the computation of diluted EPS for the years ended December 31, 2000, 1999 and 1998 are options and convertible securities to acquire 5,123,000, 3,462,000 and 6,929,000 weighted average shares of Series A Common Stock, respectively, and 12,725,000 shares of Series B Common Stock in 2000 because inclusion of such options would be anti-dilutive.

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

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified for comparability with the 2000 presentation.

(3) SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

    Cash paid for interest was $3,831,000, $0 and $13,844,000 during the years ended December 31, 2000, 1999, and 1998 respectively. Cash paid for income taxes was not material during the years ended December 31, 2000, 1999 and 1998.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    Significant non-cash investing and financing activities for the years ended December 31, 2000, 1999 and 1998 are as follows (amounts in thousands):

2000
  Cash received in Liberty Transactions:
    Value of investments received...........................  $(649,385)
    Debt issued.............................................     60,000
    Deferred tax liability assumed..........................    114,628
    Redeemable preferred stock issued.......................    185,372
    Minority interests......................................    539,005
                                                              ---------
                                                              $ 249,620
                                                              =========

1999
  Issuance of note payable in connection with investment....  $   3,044
                                                              =========
  Increase in value of GM Hughes Stock and corresponding SAR liability...............................................  $  68,959
                                                              =========

1998
  Contribution of operating assets and liabilities to
    subsidiary in Primestar Roll-up.........................  $  68,796
                                                              =========
  Increase in equity due to issuance of stock by subsidiary
    in Primestar Roll-up....................................  $ 299,046
                                                              =========

(4) SPIN-OFF TRANSACTION

    On December 4, 1996 (the "Spin-off Date"), Tele-Communications, Inc. (now known as AT&T Broadband LLC) ("TCI") distributed (the "Spin-off") all of the capital stock of the Company to the holders of Tele-Communications, Inc. Series A TCI Group Common Stock (the "Series A TCI Group Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock (the "Series B TCI Group Stock" and, together with the Series A TCI Group Stock, the "TCI Group Stock"). The Spin-off did not involve the payment of any consideration by the holders of TCI Group Stock (such holders, the "TCI Group Stockholders"), and was intended to qualify as a tax-free Spin-off. TCI Group Stockholders received one share of LSAT Series A Common Stock for each ten shares of Series A TCI Group Stock owned and one share of LSAT Series B Common Stock for each ten shares of Series B TCI Group Stock owned.

    Since the Spin-off, the Company and TCI have operated independently. For the purposes of governing certain of the ongoing relationships between the Company and TCI after the Spin-off, and to provide mechanisms for an orderly transition, the Company and TCI entered into various agreements, including the "Reorganization Agreement" (see note 11) and the "Transition Services Agreement" (see note 14).

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

(5) LIBERTY TRANSACTIONS

    On March 16, 2000, the Company completed two transactions (collectively, the "Liberty Transactions"), both of which closed simultaneously, with Liberty Media. Pursuant to the terms of the first transaction, the Company acquired a beneficial interest in 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock") with an aggregate market value on the closing date of $300 million in exchange for 150,000 shares of LSAT
    Series A Preferred Stock with a liquidation value of $150 million and 150,000 shares of LSAT Series B Preferred Stock ("Series B Preferred Stock") with a liquidation value of $150 million. The attributes of both series of preferred stock are described in more detail in note 10. The shares of Series B Preferred Stock have super voting rights which give Liberty Media voting control over the Company. Accordingly, since March 16, 2000, the Company has been a consolidated subsidiary of Liberty Media.

    Pursuant to the terms of the second transaction with Liberty Media, the Company (through its wholly-owned subsidiaries) became the managing member of two newly formed limited liability companies, Liberty Satellite, LLC ("LSAT LLC") and LSAT Astro LLC ("LSAT Astro," and together with LSAT LLC, the "LSAT Joint Ventures"). The Company contributed (i) its beneficial interest in 4,221,921 shares (as adjusted for a 3 for 1 stock split on July 3, 2000, the "GM Hughes Stock Split") of General Motors Corporation Class H common stock ("GM Hughes Stock"), net of the GM Hughes Stock share appreciation right liability described in note 7, and (ii) its interest in JATO Communications Corp. to LSAT LLC in exchange for a 10.59% ownership interest in LSAT LLC. Liberty Media contributed cash and its interests in various satellite related assets, including an 86.01% ownership interest in LSAT Astro, to LSAT LLC in exchange for the remaining 89.41% ownership interest in LSAT LLC. As the Company is a consolidated subsidiary of Liberty Media, all of the assets contributed by the Company and Liberty Media to the LSAT Joint Ventures were recorded at their net book values at the date of contribution. In addition, the Company received a 13.99% ownership interest in LSAT Astro in exchange for a $60 million note payable to Liberty Media.

    The Company operates and manages the activities of the LSAT Joint Ventures and has decision-making authority with respect to significant business transactions, including the purchase and sale of assets, entered into by such entities. Accordingly, the results of operations of the LSAT Joint Ventures have been included in the Company's consolidated financial statements since March 16, 2000.

(6) INVESTMENTS IN AFFILIATES

    The following table reflects the Company's carrying amount of its investments accounted for using the equity method:

                                                              DECEMBER 31,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
                                                          AMOUNTS IN THOUSANDS
ASTROLINK International LLC ("Astrolink")(a)............  $268,712          --
Aerocast.com, Inc. ("Aerocast")(b)......................    11,852          --
                                                          --------    --------
                                                          $280,564          --
                                                          ========    ========

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    The following table reflects the Company's share of losses of affiliates:

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
                                                       AMOUNTS IN THOUSANDS
Astrolink.......................................  $(6,498)        --          --
Aerocast........................................     (753)        --          --
Phoenixstar, Inc. ("Phoenixstar")(c)............       --         --    (369,231)
Phoenixstar Partners L.P. ("Primestar
  Partners")(c).................................       --         --      (5,822)
                                                  -------    -------    --------
                                                  $(7,251)        --    (375,053)
                                                  =======    =======    ========

    Summarized unaudited combined financial information for affiliates as of and for the year ended December 31, 2000 is as follows (amounts in thousands):

COMBINED FINANCIAL POSITION
  Current assets............................................  $ 56,265
  Property and equipment, net...............................   794,836
  Other assets..............................................    26,348
                                                              --------
    Total assets............................................  $877,499
                                                              ========
  Current liabilities.......................................  $ 30,432
  Owners' equity............................................   847,017
                                                              --------
    Total liabilities and equity............................  $877,499
                                                              ========
COMBINED OPERATIONS
  Operating expenses........................................  $(28,080)
  Depreciation and amortization.............................      (542)
  Other income..............................................     5,964
                                                              --------
    Net loss................................................  $(22,658)
                                                              ========

    (a) Pursuant to the Liberty Transactions described in note 5, the Company owns a direct 13.99% interest in LSAT Astro and an indirect (through LSAT
       LLC) 86.01% interest in LSAT Astro. LSAT Astro owns an approximate 31.5% ownership interest in Astrolink. Liberty contributed its interest in Astrolink at its net book value at the date of the transaction. Astrolink is currently in its developmental stages, but intends to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. The first two satellites are currently expected to be launched in 2002 and are intended to serve customers in North and South America, Europe and the Middle East. Additional spacecraft are expected to extend the network worldwide and may provide in-orbit backup, as well.

    (b) During 2000, LSAT LLC invested $12.6 million in exchange for an approximate 37% ownership interest in Aerocast. LSAT LLC also received warrants to purchase Aerocast preferred stock, which when exercised in full, would increase LSAT LLC's interest in Aerocast to approximately 47%. The aggregate exercise price for the warrants, which were exercised by LSAT LLC in March 2001, is $7.35 million. Aerocast is developing next generation streaming

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

       media technologies for broadband network operators and video content providers. Aerocast intends to utilize terrestrial and satellite platforms to distribute streaming media to businesses and consumers with high-speed internet access.

    (c) Effective April 1, 1998 (the "Roll-up Closing Date"), a business combination (the "Primestar Roll-up") was consummated whereby LSAT contributed and transferred to Phoenixstar, prior to the Primestar Roll-up a wholly-owned subsidiary of LSAT, all of LSAT's assets and liabilities except (i) the capital stock of Tempo Satellite, Inc., a wholly-owned subsidiary of the Company ("Tempo"), (ii) the consideration to be received by LSAT in the Primestar Roll-up and (iii) the rights and obligations of LSAT under certain agreements with Phoenixstar and others. In addition, the business of Primestar Partners and the business of distributing the PRIMESTAR-Registered Trademark- programming service ("PRIMESTAR-Registered Trademark-") of the other partners of Primestar Partners were consolidated into Phoenixstar.

       In connection with the Primestar Roll-up, Phoenixstar assumed all of LSAT's indebtedness on the Roll-up Closing Date, and LSAT received from Phoenixstar shares of Phoenixstar Class A Common Stock and Class B Common Stock representing approximately 37% of the outstanding shares of common equity of Phoenixstar and approximately 38% of the combined voting power of such common equity. As a result of the dilution of LSAT's investment in Phoenixstar from 100% to approximately 37%, LSAT recognized an increase in its investment in Phoenixstar and an increase in additional paid-in capital of $299,046,000, net of income taxes. Such increase represents the difference between LSAT's historical investment basis in Phoenixstar and LSAT's proportionate share of Phoenixstar's equity subsequent to the Primestar Roll-up.

       As of December 31, 1998, the Company's share of losses of Phoenixstar had reduced the book value of the Company's investment in Phoenixstar to zero. Also, as described in note 7, the Company has no further commitment to fund obligations of Phoenixstar. Pursuant to the terms of the Phoenixstar Payment Agreement, the Company has agreed to transfer its beneficial ownership in Phoenixstar to the other Phoenixstar shareholders.

(7) INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES AND OTHERS

    Investments in available-for-sale securities and others are summarized as follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
                                                          AMOUNTS IN THOUSANDS
Hughes Electronics Corporation(a)*......................  $ 47,011     135,101
Sprint Corporation PCS Group(b)*........................   278,489          --
Various Latin American satellite companies ("Sky Latin
  America")(c)..........................................   127,605          --
XM Satellite Radio Holdings, Inc. ("XMSR")(d)*..........    26,924          --
Wildblue Communications, Inc. ("Wildblue")(e)...........    60,995          --
Other(f)................................................     6,000       5,000
                                                          --------    --------
                                                          $547,024     140,101
                                                          ========    ========

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    *   Denotes an investment carried as an available-for-sale security.

    (a) Effective June 4, 1999, the Company completed the sale of its high power direct broadcast satellite ("DBS") assets to Hughes Electronics Corporation ("Hughes"), pursuant to an asset purchase agreement dated as of January 22, 1999 (the "Hughes High Power Agreement"). The assets transferred by the Company pursuant to the Hughes High Power Agreement consisted of Tempo's two high-power DBS satellites (the "Tempo Satellites"), one of which was in orbit at 119 DEG. West Longitude ("Tempo DBS-1") and one of which was used as a ground spare ("Tempo DBS-2"); its authorizations issued by the Federal Communications Commission (the "FCC") with respect to the 119 DEG. West Longitude orbital location (the "FCC License"); and certain related assets (collectively, the "Tempo High Power Assets").

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

       The first closing under the Hughes High Power Agreement was consummated effective March 10, 1999. In the first closing, Hughes acquired Tempo DBS-2 and related assets for aggregate consideration of $150 million, comprised of (i) $9.75 million paid by Hughes to Phoenixstar and Primestar Partners for the transfer to Hughes of the portion of the Tempo Purchase Option allocable to Tempo DBS-2 and the termination of that portion of the Tempo Capacity Rights allocable to Tempo DBS-2,
       (ii) $750,000 paid by Hughes to Tempo to exercise that portion of the Tempo Purchase Option allocable to Tempo DBS-2; and (iii) the assumption and payment by Hughes of a portion of the Tempo Reimbursement Obligation in the amount of $139.5 million. At the time of the first closing, the carrying value of Tempo DBS-2 was $224 million.

       The FCC approved the transfer of the FCC License to Hughes on May 28, 1999, and the second closing under the Hughes High Power Agreement was consummated effective June 4, 1999. In the second closing Hughes acquired Tempo DBS-1 and related assets, including all

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

       rights of Tempo with respect to the FCC License, for aggregate consideration of $350 million comprised of (i) $22.75 million paid by Hughes to Phoenixstar and Primestar Partners for the transfer to Hughes of the portion of the Tempo Purchase Option allocable to Tempo DBS-1 and the termination of that portion of the Tempo Capacity Rights allocable to Tempo DBS-1, (ii) $1.75 million paid by Hughes to Tempo to exercise that portion of the Tempo Purchase Option allocable to Tempo DBS-1; and
       (iii) the assumption and payment by Hughes of the remainder of the Tempo Reimbursement Obligation, in the amount of $325.5 million. The carrying value of Tempo DBS-1 was approximately $239 million at the time of the second closing. In addition, Phoenixstar agreed to forgive amounts due from Tempo not assumed by Hughes in the amount of $9,346,000.

       In a separate transaction (the "Hughes Medium Power Transaction") completed on April 28, 1999 (the "Hughes Closing Date"), Phoenixstar sold to Hughes Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash and 14.613 million shares (as adjusted for the GM Hughes Stock Split) of GM Hughes Stock valued at approximately
       $258 million on the date of closing. The foregoing purchase price was subject to adjustments for working capital at the date of closing.

       In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar approved the payment to the Company of consideration in the form of 4.221 million shares (as adjusted for the GM Hughes Stock Split) of GM Hughes Stock (the "Phoenixstar Payment"), subject to the term and conditions set forth in an agreement (the "Phoenixstar Payment Agreement") dated as of January 22, 1999. In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue Phoenixstar a share appreciation right (the "LSAT GMH SAR") with respect to the shares of GM Hughes Stock received as the Phoenixstar Payment, granting Phoenixstar the right to any market price appreciation in such GM Hughes Stock during the one-year period following the date of issuance, over an agreed strike price of $15.67 (as adjusted for the GM Hughes Stock Split). Pursuant to the Phoenixstar Payment Agreement, the Company has also agreed to forego any liquidation distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity, and to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. On the Hughes Closing Date, the Company received 4.221 million shares (as adjusted for the GM Hughes Stock Split) of GM Hughes Stock, valued at $66,143,000, from Phoenixstar in satisfaction of the Phoenixstar Payment. Such amount is recorded as other income in the 1999 consolidated statement of operations.

       Effective May 10, 2000, the Company sold 2.4 million shares (as adjusted for the GM Hughes Stock Split) of GM Hughes Stock for net cash proceeds of $74,243,000 (after fees and commissions of $717,000), and recognized a gain on sale of $36,643,000. The Company paid $65,721,000 of such cash proceeds to Phoenixstar to satisfy the LSAT GMH SAR, and recognized a loss of $65,721,000.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

       The Company, through LSAT LLC, continues to hold 1,821,921 shares of GM Hughes Stock and accounts for such shares as available-for-sale. The closing price of GM Hughes Stock as of December 31, 2000 was $23.06.

       LSAT LLC has entered into a put spread collar with a financial institution with respect to the Company's shares of GM Hughes Stock. The collar (i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. During the year ended December 31, 2000, LSAT LLC recorded an unrealized gain of $4,997,000 with respect to the GM Hughes put spread collar.

    (b) The Company acquired beneficial interest in 5,084,745 shares of Sprint PCS Stock as part of the Liberty Transactions. The Company accounts for such investment as an available-for-sale security. The closing share price of Sprint PCS Stock on December 31, 2000 was $20.13 per share.

       The trust holding the Sprint PCS Stock for LSAT's benefit has entered into an equity collar with a financial institution with respect to LSAT's Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. LSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or the Company. At December 31, 2000, the fair value of the PCS equity collar was approximately $176,159,000.

    (c) Represents the aggregate book basis of a number of different satellite television operators located in Mexico, Brazil, Chile and Columbia. LSAT LLC has a 10% beneficial interest in each of the Sky Latin America businesses.

       On September 27, 2000, Liberty Media and The News Corporation Limited ("News Corp") announced that they had reached an agreement pursuant to which, among other things, Liberty Media will transfer various assets to a subsidiary of News Corp, Sky Global Networks, Inc. ("SGN"), in exchange for shares of SGN common stock representing 4.76% of the outstanding shares of the class (the "SGN Transaction"). That percentage interest is subject to reduction upon the issuance of additional shares of that class by SGN. The assets to be transferred by Liberty Media to SGN will consist of its interests in the partnerships operating the Sky Latin America businesses (the "Sky Latin America Interests") and a portion of Liberty Media's shares in Gemstar-TV Guide International Group, Inc. Liberty Media is obligated to contribute any proceeds of the disposition of the Sky Latin America Interests to LSAT LLC. The SGN Transaction is subject to various conditions, including completion of

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

       SGN's initial public offering and receipt of required governmental and other material third party approvals.

    (d) XMSR, a publicly traded company, plans to transmit up to 100 national audio channels of music, news, talk, sports and children's programming from two satellites directly to vehicle, home and portable radios. LSAT LLC currently owns 1,000,000 shares of XMSR common stock representing an approximate 2% interest. XMSR closing stock price as of December 31, 2000 was $16.00 per share.

       LSAT LLC has entered into an equity collar with a financial institution with respect to the Company's shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At December 31, 2000, the fair value of the XMSR equity collar was approximately $10,924,000.

    (e) Wildblue plans to build a Ka-band satellite network that will focus on providing broadband services to homes and small offices in North America and Latin America. LSAT LLC owns an approximate 19% interest in Wildblue.

    (f) Includes investments in Netbeam, Incorporated; and Prairie Inet, LLC.

    Effective September 29, 2000 (the "iBEAM Closing Date"), LSAT LLC acquired a 1% managing common interest in a joint venture ("IB2 LLC") from a subsidiary of Liberty Digital, Inc. ("LDIG") for $652,000. LDIG, a consolidated subsidiary of Liberty Media, retained a preferred interest (the "Preferred Interest") in IB2 LLC, which owns approximately 3.6 million shares of iBEAM Broadcasting Corp. common stock ("iBEAM Stock"). The Preferred Interest has an initial liquidation value of $64,574,000 and is entitled to a return of 9% compounded annually. As part of the transaction, LSAT LLC granted LDIG the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26 million (the value of iBEAM Stock on the iBEAM Closing Date) plus 9% compounded annually (the "iBEAM Put Option"). LSAT LLC has the right to call LDIG's Preferred Interest at a price equal to the initial liquidation value plus 9% compounded annually. Both the put and call options are exercisable eight years from the iBEAM Closing Date.

    Due to the related party nature of the transaction, the fair value of the iBEAM Put Option on the iBEAM Closing Date that is not attributable to the minority interests ($805,000) has been reflected as a reduction of redeemable preferred stock in the accompanying financial statements. Similarly, LSAT's 10.59% of the cash paid for LSAT LLC's interest in IB2 LLC has been reflected as a direct charge to additional paid-in capital. Changes in the fair market value of the iBEAM Put Option subsequent to the iBEAM Closing Date are recognized as unrealized gains (losses) on financial instruments in the Company's consolidated statements of operations. During the year ended December 31, 2000, the Company recorded an unrealized loss of $19,423,000 related to the iBEAM Put Option.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    During the year ended December 31, 2000, the Company determined that its investments in Jato Communications Corp. and Netbeam, Incorporated experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values at December 31, 2000. These adjustments resulted in a realized loss of $9,860,000 and are reflected as impairment of investment in the consolidated statement of operations.

    Investments in available-for-sale securities are summarized as follows:

                                                               DECEMBER 31,
                                                           ---------------------
                                                             2000        1999
                                                           ---------   ---------
                                                           AMOUNTS IN THOUSANDS
Equity securities
  Fair value.............................................  $352,424     135,101
  Gross unrealized holding gains.........................   205,550      42,583
  Gross unrealized holding losses........................  (224,795)         --

(8) AMOUNTS DUE TO PARENT

    Certain payroll and other expenses are advanced to the Company by Liberty Media. Such advances are non-interest bearing, aggregated $470,000 at December 31, 2000, and generally are repaid monthly.

    On March 16, 2000, the Company entered into a $60,000,000 promissory note payable to Liberty Media in exchange for its interest in LSAT Astro. The note bears interest at Libor plus 2% (8.61% at December 31, 2000). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. Accrued interest aggregated $1,703,000 at December 31, 2000.

(9) DEBT

    Debt is summarized as follows:

                                                               DECEMBER 31,
                                                        ---------------------------
                                                          2000               1999
                                                        --------           --------
                                                           AMOUNTS IN THOUSANDS
PCS Loan(a)...........................................  $35,003                --
LSAT Bank Credit Facility(b)..........................       --             3,044
                                                        -------             -----
                                                        $35,003             3,044
                                                        =======             =====

------------------------

    (a) Effective September 29, 2000, the Company entered into a $35 million loan agreement, which was amended effective November 3, 2000 to allow for maximum borrowings of $303 million (the "PCS Loan Agreement"). The PCS Loan Agreement is secured by the Company's interest in the shares of Sprint PCS Stock the Company received in the Liberty Transactions and by the Sprint PCS cashless collar described in note 7. Interest accrues at LIBOR (6.56% at December 31, 2000) and is payable monthly. The principal balance is due and payable March 10, 2003.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    (b) The Company used proceeds from the PCS Loan to repay and cancel the LSAT Bank Credit Facility during the fourth quarter of 2000.

    The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2000, the fair value of the Company's debt approximated its carrying value.

(10) REDEEMABLE PREFERRED STOCK

    On March 16, 2000, the Company issued 150,000 shares of Series A Cumulative Preferred Stock ("Series A Preferred Stock") and 150,000 shares of Series B Preferred Stock to Liberty in exchange for shares of Sprint PCS Stock.

    SERIES A CUMULATIVE PREFERRED STOCK

    The Series A Preferred Stock accrues dividends at 12% per annum at all times prior to April 1, 2005, 11% on and after April 1, 2005 and prior to April 1, 2010, and 10% on and after April 1, 2010. Such dividends are payable the last day of each March, June, September and December. Prior to March 31, 2003, dividends may be paid, at the option of the Company, in cash, shares of Series A common stock of the Company, or a combination of both. Subsequent to March 31, 2003, dividends are payable in cash. Dividends not paid are added to the liquidation preference on such date and remain a part of the liquidation preference until such dividends are paid. In the event of a default, the dividend rate will be equal to the dividend rate then in effect plus 2%. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any shares, parity securities or junior securities during any period in which the Company is in arrears with respect to payment of dividends on Series A Preferred Stock.

    The holder of Series A Preferred Stock is not entitled to vote on any matters submitted to a vote of the shareholders of the Company, except as required by law and other limited exceptions.

    The liquidation preference of each share of the Series A Preferred Stock is equal to the stated value per share of $1,000 plus all accrued and unpaid dividends.

    The Series A Preferred Stock is redeemable at the option of the Company, in whole or from time to time in part, on any business day after April 1, 2020 at a redemption price per share equal to the liquidation preference of such share on the applicable redemption date. If less than all outstanding shares are to be redeemed, shares will be redeemed ratably from the holders. On or after April 1, 2020, the Series A Preferred Stock is redeemable at the option of the holder for cash.

    SERIES B CUMULATIVE CONVERTIBLE VOTING PREFERRED STOCK

    The Series B Preferred Stock accrues dividends at the rate of 8% per annum. Such dividends are payable the last day of each March, June, September and December. Prior to March 31, 2003, dividends may be paid, at the option of the Company, in cash, shares of Series A common stock of the Company, or a combination of both. Subsequent to March 31, 2003, dividends are payable in cash. Dividends not paid are added to the liquidation preference on such date and remain a part

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    of the liquidation preference until such dividends are paid. In the event of a default, the dividend rate will be 10% per annum. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any shares, parity securities or junior securities during any period in which the Company is in arrears with respect to payment of dividends on Series B Preferred Stock.

    In addition to voting rights required by law, each share of Series B Preferred Stock will be entitled to vote together with holders of the Series A and Series B Common Stock as a single class upon all matters upon which holders of Series A and Series B Common Stock are entitled to vote. In any such vote, the holders of Series B Preferred Stock will be entitled to 5,580 votes per share held. The Series B Preferred Stock is redeemable at the option of the Company after April 1, 2005. At any date on or after April 1, 2020, the Series B Preferred Stock is redeemable at the option of the holder for cash.

    The liquidation preference of each share of the Series B Preferred Stock as of any date of determination is equal to the stated value per share of $1,000 plus all accrued and unpaid dividends.

    Each share of the Series B Preferred Stock is initially convertible into
    113.1145 shares of Series B Common Stock. Such conversion rate was calculated as the liquidation value of such shares divided by $8.8406 and is adjustable based on the adjusted liquidation value at the date of conversion.

    Accrued dividends on the Series A Preferred Stock and Series B Preferred Stock aggregated $7,500,000 at December 31, 2000.

    Both the Series A and Series B Preferred Stock were issued at a discount from the stated values of such shares. Therefore, the Company is accreting both the Series A Preferred Stock and the Series B Preferred Stock up to the respective redemption values over the period from the issuance date to the redemption date using the effective interest method. Accretion on the Series A and Series B Preferred Stock for the period from March 16, 2000 to December 31, 2000 aggregated $4,547,000, has been accounted for as a direct charge to additional paid-in capital and has been included in the calculation of loss attributable to common shareholders.

(11) STOCKHOLDERS' EQUITY

    COMMON STOCK

    The Series A Common Stock has one vote per share and the Series B Common Stock has ten votes per share. Each share of Series B Common Stock is convertible, at the option of the holder, into one share of Series A Common Stock.

    PREFERRED STOCK

    The Company is authorized to issue 5,000,000 shares of preferred stock. The preferred stock may be issued from time to time as determined by the Company's Board of Directors (the "LSAT Board"), without stockholder approval. Such preferred stock may be issued in such series and with such designations, preferences, conversion or other rights voting powers, qualifications, limitations, or restrictions as shall be stated or expressed in a resolution or resolutions providing for the issue of such series adopted by the LSAT Board.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    EMPLOYEE RETIREMENT PLAN

    The Company's Employee Stock Purchase Plan (the "LSAT ESPP") became effective on January 1, 1997. The LSAT ESPP provided eligible employees with an opportunity to invest in the Company and to create a retirement fund. Terms of the LSAT ESPP provided for eligible employees to contribute up to 10% of their compensation to a trust for investment in LSAT common stock. The Company, by annual resolution of the LSAT Board, could elect to contribute up to 100% of the amount contributed by employees. LSAT contributed $317,000 in 1998 to the LSAT ESPP. Effective July 1, 1998, the LSAT ESPP was merged into Primestar Partners' retirement plan in connection with the Primestar Roll-up. Accordingly, no further contributions were made by the Company.

    STOCK OPTIONS

    On the Spin-off Date, the LSAT Board adopted, and TCI as the sole stockholder of the Company prior to the Spin-off, approved, the TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan, now called the Liberty Satellite & Technology 1996 Stock Incentive Plan (the "LSAT 1996 Plan"). The LSAT 1996 Plan, as amended, provides for awards to be made in respect of a maximum of 5,200,000 shares of Series A Common Stock (subject to certain anti-dilution adjustments). Awards may be made as grants of stock options, stock appreciation rights ("SARs"), restricted shares, stock units, performance awards or any combination thereof (collectively, "Awards"). Awards may be made to employees and to consultants and advisors to the Company who are not employees. Shares of Series A Common Stock that are subject to Awards that expire, terminate or are annulled for any reason without having been exercised (or deemed exercised, by virtue of the exercise of a related SAR), or are forfeited prior to becoming vested, will return to the pool of such shares available for grant under the LSAT 1996 Plan.

    As originally granted in February 1997, options granted to employees vested over five years, first became exercisable on January 1, 1998 and expire on December 31, 2006. In November 1997, the LSAT Board approved modifications to the vesting provisions to provide for vesting in three equal annual installments, commencing February 1998. In accordance with the LSAT 1996 Plan, absent action by the LSAT Board, vesting would accelerate and the options would terminate upon a sale of substantially all assets of the Company, which occurred with the sale of the Tempo DBS-1 Assets on June 4, 1999. Pursuant to a provision in the LSAT 1996 Plan, the LSAT Board allowed the options held by most of the employees and officers to vest and extended the expiration date to June 4, 2000. The original terms for the options were retained for employees and officers who were continuing with the Company.

    Options granted in 1999 and 2000 to certain key employees and officers of the Company pursuant to the LSAT 1996 Plan vest over a 5-year period beginning on the date of the grant, first becomes exercisable as to 25% on the second anniversary of the date of grant and become exercisable as to an additional 25% on each of the third, fourth and fifth anniversaries of the date of grant. Such options expire 10 years from the date of grant.

    In June 1996, the Board of Directors of TCI (the "TCI Board") authorized TCI to permit certain of its executive officers to acquire equity interests in certain of TCI's subsidiaries. In connection therewith, the TCI Board approved the acquisition by each of two executive officers of TCI who

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    were not employees of the Company (the "TCI Officers"), of 1.0% of the net equity of the Company. The TCI Board also approved the acquisition by the chief executive officer and a director of the Company (the "Company Officer"), of 1.0% of the net equity of the Company and the acquisition by an executive officer of certain TCI subsidiaries who was also a director, but not an employee, of the Company (the "TCI Subsidiary Officer"), of 0.5% of the net equity of the Company. The TCI Board determined to structure such transactions as grants by the Company to such persons of options to purchase shares of Series A Common Stock representing 1.0% (in the case of each of the TCI Officers and the Company Officer) and 0.5% (in the case of the TCI Subsidiary Officer) of the shares of Series A Common Stock and Series B Common Stock issued and outstanding on the Spin-off Date, determined immediately after giving effect to the Spin-off, but before giving effect to any exercise of such options (the "Spin-off Date Options").

    Spin-off Date Options to purchase 2,324,266 shares of Series A Common Stock at a per share price of $8.86 were granted on the Spin-off Date. The Spin-off Date options vest in 20% cumulative increments on each of the first five anniversaries of February 1, 1996, and are exercisable for up to ten years following February 1, 1996. Compensation expense with respect to the Spin-off Date Options held by the Company Officer aggregated $35,000, $246,000 and $621,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

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

    On March 6, 1998, stockholders of the Company approved the TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Stock Option Plan (the "LSAT DSOP"). The LSAT DSOP provides for the grant to each person that is a member of the LSAT Board and is not an employee of the Company, its subsidiaries or its affiliates, of options to purchase 50,000 shares of Series A Common Stock. Options issued pursuant to the LSAT DSOP vest and become exercisable over a three-year period from the date of grant and expire 10 years from the date of grant.

    The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options, and accordingly, compensation expense has been recognized for its stock options in the accompanying financial statements using the intrinsic value method. The adjustment to stock compensation of $3,115,000 in 2000 resulted from a decrease in the market value of the Company's stock in 2000. Had the Company determined compensation expense based on the grant-date fair value method pursuant to Statement of Financial Accounting Standards No. 123, the Company's net earnings (loss) and earnings
    (loss) per share would have been ($55,112,000) and ($1.16) for 2000; $66,498,000 and $0.96 for 1999; and ($447,012,000) and ($6.60) for 1998,
    respectively.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    The following table presents the number, weighted-average exercise price and weighted-average grant-date fair value of the Spin-off options and options to buy Series A Common Stock granted pursuant to the LSAT 1996 Plan and the LSAT DSOP.

                                                                    WEIGHTED-   WEIGHTED-
                                                                     AVERAGE     AVERAGE
                                                        NUMBER OF   EXERCISE    GRANT-DATE
                                                         OPTIONS      PRICE     FAIR VALUE
                                                        ---------   ---------   ----------
Outstanding at December 31, 1997 and 1998.............  3,394,266    $ 8.57
  Exercised...........................................    (80,000)     8.00
  Forfeited and cancelled.............................    (20,000)     8.00
  Granted.............................................  1,190,500      7.93       $6.03
                                                        ---------
Outstanding at December 31, 1999......................  4,484,766      8.40
  Exercised...........................................   (540,000)     7.86
  Forfeited and cancelled.............................   (754,076)     8.65
  Granted.............................................    250,000     11.19        8.77
                                                        ---------
Outstanding at December 31, 2000......................  3,440,690      8.65
                                                        =========
Exercisable at December 31, 1998......................  1,241,706      8.64
                                                        =========
Exercisable at December 31, 1999......................  2,204,720      8.52
                                                        =========
Exercisable at December 31, 2000......................  1,758,152      8.65
                                                        =========

    Options outstanding at December 31, 2000 have a range of exercise prices from $7.13 to $11.94 and a weighted-average remaining contractual life of approximately seven years.

    The respective estimated grant-date fair values of the options noted above are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations include the following: (a) a discount rate equal to the one-year Treasury Bill rate; (b) an 85% volatility rate;
    (c) the 10-year option term; (d) the closing price of the Series A Common Stock on the date of grant; and (e) an expected dividend rate of zero.

    OTHER

    In February 1997, certain key employees of the Company were granted, pursuant to the LSAT 1996 Plan, an aggregate of 325,000 restricted shares of Series A Common Stock. As originally granted, such restricted shares vested as to 50% on January 1, 2001 and as to the remaining 50% on January 1, 2002. In November 1997, the LSAT Board approved modifications to the vesting provisions accelerating the vesting schedules under such restricted stock awards to provide for vesting of 50% on each of the second and third anniversaries of the date of granting. Compensation expense with respect to the restricted shares aggregated $366,000 and $434,000 for the years ended December 31, 1999 and 1998, respectively.

    Pursuant to the Reorganization Agreement, the Company granted to TCI an option to purchase up to 4,765,000 shares of Series A Common Stock, at an exercise price of $1.00 per share, as required by TCI from time to time to meet its obligations under the conversion features of certain

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    convertible securities of TCI as such conversion features were adjusted as a result of the Spin-off. During 1999 and 1998, TCI purchased 3,452,000 shares and 991,000 shares, respectively, of Series A Common Stock; and as of December 31, 2000, TCI had purchased a total of 4,765,000 shares of Series A Common Stock pursuant to such option.

    In connection with the Spin-off, TCI and the Company also entered into a "Share Purchase Agreement" to sell to each other from time to time, at the then current market price, shares of Series A TCI Group Stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations after the Spin-off Date under certain stock options and SARs held by their respective employees and non-employee directors. At
    December 31, 2000, approximately 1,610,000 options to purchase Series A common stock were held by current and former employees of TCI pursuant to the Share Purchase Agreement. Such options have exercise prices ranging from $17.47 to $23.76 per share and have expiration dates ranging from 2002 to 2005. In connection with the Primestar Roll-up, Phoenixstar assumed the Company's obligation with respect to TCI options held by employees of the Company.

    At December 31, 2000, a total of 5,050,690 shares of Series A Common Stock were reserved for issuance pursuant to the Spin-off Date Options, the Share Purchase Agreements, the LSAT 1996 Plan and the LSAT DSOP. In addition, 16,967,175 shares of Series B Common stock are reserved for issuance upon conversion of the Series B Preferred Stock, and one share of Series A Common Stock is reserved for each outstanding share of Series B Common Stock.

(12) TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

    During 2000, a director of the Company, who is no longer a director of the Company, exercised stock options to buy 50,000 shares of Series A common stock of the Company. Such options had an exercise price of $6.50 per share, and the market price of Series A common stock at the time of such exercise was $11.00. Simultaneously with such exercise, the Company purchased from the director 29,545 shares of Series A common stock for an aggregate purchase price of $325,000, which represented the director's aggregate exercise price. Such shares are reflected as treasury shares in the Company's consolidated statement of stockholders' equity.

    During 2000, the Company loaned two executive officers of the Company $136,000 and $135,000, respectively. Such loans are due December 1, 2001 and bear interest at 6.41%. Accrued interest receivable aggregated $10,000 at December 31, 2000. The loans and related accrued interest are included in accounts receivable in the accompanying consolidated balance sheet.

(13) INCOME TAXES

    The Company and TCI entered into a tax sharing agreement dated June 1997, to confirm that (i) neither the Company nor any of its subsidiaries has any obligation to indemnify TCI or the TCI shareholders for any tax resulting from the Spin-off failing to qualify as a tax-free distribution pursuant to
    Section 355 of the Internal Revenue Code of 1986 (the "Code"); (ii) TCI is obligated to indemnify the Company and its subsidiaries for any taxes resulting from the Spin-off failing to qualify as a tax-free distribution pursuant to Section 355 of the Code; (iii) to the best knowledge of TCI, the Company's total payment obligation under the Tax Sharing Agreement could not reasonably be expected to exceed $5 million.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    Income tax benefit (expense) for the years ended December 31, 2000 and 1999 consists of:

                                                      CURRENT    DEFERRED    TOTAL
                                                      --------   --------   --------
                                                           AMOUNTS IN THOUSANDS
Year ended December 31, 2000
  Federal...........................................   $ 650       8,424      9,074
  State and local...................................      --        (943)      (943)
                                                       -----      ------     ------
                                                       $ 650       7,481      8,131
                                                       =====      ======     ======
Year ended December 31, 1999:
  Federal...........................................   $(650)     (1,197)    (1,847)
  Sate and local....................................      --       1,431      1,431
                                                       -----      ------     ------
                                                       $(650)        234       (416)
                                                       =====      ======     ======

    Income tax benefit (expense) differs from the amounts computed by applying the Federal income tax rate of 35% as a result of the following:

                                                             YEARS ENDED DECEMBER 31,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
                                                               AMOUNTS IN THOUSANDS
Computed "expected" tax (expense) benefit...............  $20,644    (23,687)    155,843
State and local income taxes, net of Federal income tax
  benefit...............................................     (613)       931          --
Tax benefit from disposal of investment.................   27,210         --          --
Issuance of common stock by subsidiary..................       --         --    (104,666)
Change in valuation allowance...........................  (41,953)    15,695     (51,736)
Other...................................................    3,443      6,645         559
                                                          -------    -------    --------
                                                          $ 8,131       (416)         --
                                                          =======    =======    ========

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              AMOUNTS IN THOUSANDS
Deferred tax assets:
  Capital and net operating loss carryforwards and tax
    credits.................................................  $194,716     150,286
  Share appreciation right liability........................        --      26,376
  Future deductible amounts principally due to accruals
    deductible in later periods.............................     1,400         642
  Property and equipment, principally due to differences in
    depreciation............................................         7           5
                                                              --------    --------
    Total deferred tax assets...............................   196,123     177,309
  Less--valuation allowance.................................   (78,258)   (150,933)
                                                              --------    --------
    Net deferred tax assets.................................   117,865      26,376
Deferred tax liabilities:
  Future gain related to unrealized appreciation on held for
    sale security...........................................   116,384      26,376
  Future taxable amounts principally due to accruals
    recognized for tax purposes.............................     1,481          --
                                                              --------    --------
    Net deferred tax liabilities............................  $     --          --
                                                              ========    ========

    The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $78,258,000 and $150,933,000, respectively. Such balances decreased $72,675,000 and $15,695,000 from December 31, 1999 and 1998, respectively.
    The 2000 decrease includes a decrease of $114,628,000 included in additional paid-in capital.

    The Company has analyzed the sources and expected reversal periods of its deferred tax assets. The Company believes that the tax benefits attributable to deductible temporary differences will be realized to the extent of future reversals of existing taxable temporary differences.

    At December 31, 2000, the Company had capital and net operating loss carry forwards for income tax purposes aggregating approximately $519,363,000 of which, if not utilized to reduce taxable income in future periods, $55,893,000 expire in 2004, $13,967,000 expire in 2010, $54,526,000 expire in 2011, $238,139,000 expire in 2012, $106,824,000 expire in 2018, $6,176,00 expire in 2019 and $43,838,000 expire in 2020.

(14) TRANSACTIONS WITH RELATED PARTIES

    Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly management fee. Such fees aggregated $445,000 in 2000. In addition, Phoenixstar reimburses the Company for certain expenditures which benefit Phoenixstar, such as office rent and computer support. Such reimbursements aggregated $169,000 during 2000 and are reflected as a reduction of general and administrative expenses in the accompanying statement of operations.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    Pursuant to the terms of an agreement with Phoenixstar, from April 1, 1998 through April 28, 1999, Phoenixstar reimbursed the Company for all reasonable costs and expenses incurred by the Company (i) to comply with its tax and financial reporting obligations, (ii) to maintain certain insurance coverage and (iii) to maintain its status as a publicly traded company. During the years ended December 31, 1999 and 1998, such reimbursements aggregated $376,000 and $152,000, respectively. The effects of such reimbursements have been reflected as a reduction of the Company's investment in Phoenixstar. The agreement with Phoenixstar was terminated in connection with the Hughes transactions.

    Certain former employees of LSAT, who became employees of Phoenixstar in the Primestar Roll-up, held stock options, stock options with tandem stock appreciation rights, and restricted shares of LSAT (collectively, the "LSAT Options"). Subsequent to the Primestar Roll-up and through December 1998, compensation expense related to the LSAT Options aggregated $1,541,000 and has been reflected as an increase in LSAT's investment in PRIMESTAR in the accompanying consolidated financial statements. Subsequent to December 1998, compensation expense related to the LSAT options is included in the accompanying consolidated statements of operations.

    Prior to the Primestar Roll-up, Primestar Partners provided programming services to the Company and other authorized distributors in exchange for a fee based upon the number of subscribers receiving programming services. In addition, Primestar Partners arranged for satellite capacity and uplink services, and provided national marketing and administrative support services in exchange of a separate authorization fee.

    Effective on the Spin-off Date, certain administrative services were provided to the Company by a subsidiary of TCI pursuant to the Transition Services Agreement. As compensation for the services rendered and for the benefits made available to the Company pursuant to the Transition Services Agreement, the Company paid TCI a monthly fee of $1.50 per qualified customer, up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. Amounts charged to LSAT pursuant to the Transition Services Agreement aggregated $3,174,000 for the year ended December 31, 1998, and are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Upon consummation of the Primestar Roll-up, the Company and TCI agreed to terminate the Transition Services Agreement.

    Beginning in March 1997, and through the Roll-up Closing Date, a subsidiary of TCI provided the Company with customer support service. Amounts charged by such subsidiary to the Company for such services aggregated $5,026,000 during the year ended December 31, 1998, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

    In connection with the Spin-off, the Company assumed the stock compensation liability with respect to certain TCI options and SARs held by certain key employees of the Company. Estimates of the compensation related to the options and/or SARs granted to employees of the Company have been recorded in the accompanying financial statements. In 1998, the Company recognized $3,814,000 of stock compensation expense related to the aforementioned options with

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (FORMERLY, TCI SATELLITE ENTERTAINMENT, INC.)
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

    tandem SARs. Phoenixstar assumed the liability for such options in connection with the Primestar Roll-up.

(15) COMMITMENTS AND CONTINGENCIES

    The Company leases its office space under noncancelable operating leases. Future minimum rental payments on these leases are as follows (in thousands):

2001.................................................    $131

    Rent expense was $159,000, $23,000 and $358,000 in 2000, 1999 and 1998,
    respectively.

    Pursuant to the terms of the Liberty Transactions, Liberty contributed $249,620,000 in cash to LSAT Astro. The Company used $101,130,000 in 2000 to fund Astrolink capital calls and intends to use the remainder of such cash to fund a portion of Astrolink's 2001 capital requirements. LSAT and LSAT Astro assumed the commitment for such capital requirements in connection with the Liberty Transactions.

    In addition to the aforementioned commitment, LSAT Astro and the other Astrolink members have agreed to take such actions as are reasonably necessary to enable Astrolink to meet its 2001 funding requirements. Such actions may include the purchase of equity or debt securities of Astrolink, the facilitation of guaranteed bank financing, or any other approaches acceptable to the members and Astrolink, subject to the negotiation and execution of definitive agreements thereto. LSAT Astro's obligation to make any investment in or provide any financial obligation to Astrolink under this agreement is limited to $94,437,000, and does not constitute a guarantee of any obligation of Astrolink.

    The Company has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $112,000,000 at December 31, 2000. Currently, the Company is not certain of the likelihood of being required to perform under such guarantees.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 2000, 1999 AND 1998

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                    1ST        2ND        3RD        4TH
                                                  QUARTER    QUARTER    QUARTER    QUARTER
                                                  --------   --------   --------   --------
                                                            AMOUNTS IN THOUSANDS,
                                                          EXCEPT PER SHARE AMOUNTS
2000:
  Revenue.......................................  $     90       130        120        105
  Operating income (loss).......................  $ (3,529)    4,123     (1,111)      (232)
  Net loss......................................  $ (3,728)  (27,281)   (11,644)    (6,484)
  Basic and diluted loss per common share.......  $   (.07)     (.51)      (.29)      (.21)

1999:
  Revenue.......................................  $     --        --         --         --
  Operating loss................................  $ (3,001)   (1,952)      (231)    (6,999)
  Net earnings (loss)...........................  $(86,764)  161,696       (162)    (7,508)
  Basic and diluted earnings (loss) per common
    share.......................................  $  (1.28)     2.38         --       (.11)

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following lists the directors and executive officers of the Company, their birth dates, a description of their business experience and positions held with the Company, as of February 1, 2001.

                    NAME                                         POSITION
                    ----                                         --------
Alan M. Angelich                               Has served as a director of the Company since
Born October 22, 1943                          August 2000. Mr. Angelich has been the
                                               President of Janco Partners, Inc., an
                                               investment banking firm specializing in the
                                               telecommunications industry, since December
                                               1995 when he co-founded the firm.

Robert R. Bennett                              Has served as a director of the Company since
Born April 19, 1958                            August 2000. Mr. Bennett has been President
                                               and Chief Executive Officer of Liberty Media
                                               since April 1997 and a member of the board of
                                               directors of Liberty Media since September
                                               1994. Mr. Bennett served as Executive Vice
                                               President of TCI from April 1997 to March
                                               1999. Mr. Bennett served as Executive Vice
                                               President, Secretary and Treasurer of Liberty
                                               Media from June 1995 through March 1997,
                                               Chief Financial Officer from May 1996 through
                                               March 1997 and in various executive positions
                                               since Liberty Media's inception in 1990. Mr.
                                               Bennett also served as acting Chief Financial
                                               Officer of Liberty Digital, Inc. from June
                                               1997 to July 1997. Mr. Bennett is a director
                                               of Gemstar-TV Guide International, Inc.,
                                               Liberty Livewire Corporation, USANi LLC, and
                                               Telewest Communications plc, and is Chairman
                                               of the Board of Liberty Digital, Inc.

William H. Berkman                             Has served as a director of the Company since
Born February 26, 1965                         August 2000. Mr. Berkman has been the
                                               Managing Partner of the Associated Group,
                                               LLC, a venture capital and investment firm
                                               primarily engaged in the telecommunications,
                                               media and internet commerce market segments
                                               since January, 2000. From 1994 to January
                                               2000, Mr. Berkman was a principal at The
                                               Associated Group, Inc. and one of the
                                               founders of Teligent, Inc. and served as a
                                               member of Teligent's board of directors from
                                               August 1996 to January 2000. Mr. Berkman
                                               currently serves on the board of directors of
                                               CMGI, Inc. and Centerpoint Broadband
                                               Technologies, Inc.

                                     III-1

                    NAME                                         POSITION
                    ----                                         --------
John W. Goddard                                Has served as a director of the Company since
Born May 4, 1941                               December 1996. Mr. Goddard served as
                                               President and Chief Executive Officer of the
                                               cable division of Viacom International, Inc.
                                               from 1980 until the division was sold in July
                                               1996. Mr. Goddard is also a director of Diva
                                               Systems Corporation, Cable Television
                                               Laboratories, Inc. (Cablelabs), and the
                                               Deafness Research Foundation and is a Trustee
                                               of the Walter Kaitz Foundation.

J. Curt Hockemeier                             Has served as a director of the Company since
Born May 15, 1948                              August 2000. Mr. Hockemeier has been
                                               President and Chief Operating Officer of
                                               Arbinet Holdings, Inc., a leading online
                                               telecommunications exchange, since April
                                               2000. From June 1999 until April 2000, Mr.
                                               Hockemeier served as Executive Vice President
                                               and Chief Operating Officer for telephone
                                               operations for AT&T Broadband and, from July
                                               1998 until June 1999, he served as AT&T Local
                                               Network Services' Vice President. Beginning
                                               in 1992, Mr. Hockemeier served as Senior Vice
                                               President of Affiliate Services for Teleport
                                               Communications Group and held other senior
                                               management positions with Teleport, including
                                               Senior Vice President of National Operations,
                                               until AT&T acquired Teleport in July 1998.

Gary S. Howard                                 Has served as Chairman of the Board since
Born February 22, 1951                         August 2000 and has served as a director of
                                               the Company since November 1996. Mr. Howard
                                               served as Chief Executive Officer of the
                                               Company from December 1996 until April 2000.
                                               From February 1995 through August 1997, Mr.
                                               Howard also served as President of the
                                               Company. Mr. Howard is currently the
                                               Executive Vice President and Chief Operating
                                               Officer of Liberty Media. Mr. Howard served
                                               as Executive Vice President of TCI from
                                               December 1997 to March 1999; as Chief
                                               Executive Officer, Chairman of the Board and
                                               director of TV Guide, Inc. from June 1997 to
                                               March 1999; and as President and Chief
                                               Executive Officer of TCI Ventures Group, LLC
                                               from December 1997 to March 1999. Mr. Howard
                                               served as President of TV Guide, Inc. from
                                               June 1997 to September 1997; and as Senior
                                               Vice President of TCI Communications, Inc.
                                               from October 1994 to December 1996. Mr.
                                               Howard is a director of Liberty Media
                                               Corporation, Liberty Livewire Corporation,
                                               Liberty Digital, Inc., Teligent, Inc., and On
                                               Command Corp.

                                     III-2

                    NAME                                         POSITION
                    ----                                         --------
Carl E. Vogel                                  Has served as Chief Executive Officer and
Born October 18, 1957                          President of the Company since April 2000,
                                               and as a director of the Company since August
                                               2000. Mr. Vogel has also been Senior Vice
                                               President of Liberty Media since December
                                               1999. Mr. Vogel served as Executive Vice
                                               President/Chief Operating Officer of Field
                                               Operations for AT&T Broadband from June 1999
                                               until joining Liberty Media. He served as
                                               Chairman and Chief Executive Officer of
                                               PRIMESTAR, Inc. from June 1998 to June 1999.
                                               From October 1997 to June 1998, Mr. Vogel was
                                               Chief Executive Officer of Star Choice
                                               Communications. From March 1994 to March
                                               1997, he served first as Executive Vice
                                               President and Chief Operating Officer and
                                               later as President of EchoStar Communications
                                               Corporation. Mr. Vogel is a director of On
                                               Command Corp. and Teligent, Inc.

Christopher Sophinos                           Has served as Senior Vice President of the
Born January 26, 1952                          Company since April 2000. Served as President
                                               of the Company from September 1997, to April
                                               2000 and as Senior Vice President of the
                                               Company from February 1996. Mr. Sophinos
                                               served as Senior Vice President of
                                               Phoenixstar from April 1998 until August
                                               1999. Mr. Sophinos served as the President of
                                               Boats Unlimited from November 1993 to
                                               September 1998 and has served as a director
                                               of Sophinos & Sons, Inc. since November 1993.

Kenneth G. Carroll                             Has served as Senior Vice President and Chief
Born April 21, 1955                            Financial Officer of the Company since
                                               February 1995 and as Treasurer since August
                                               1999. He has also served as Senior Vice
                                               President and Chief Financial Officer of
                                               Phoenixstar since April 1998. From December
                                               1994 to May 1997, Mr. Carroll served as Vice
                                               President of TCI K-1, Inc. and as Vice
                                               President of United Artists K-1 Investments,
                                               Inc.

Pamela J. Strauss                              Has served as General Counsel of the Company
Born September 5, 1960                         since February 2000 and as Secretary since
                                               April 2000 and was previously Corporate
                                               Counsel from April 1994 to April 1998 and
                                               Assistant Secretary from December 1996. Ms.
                                               Strauss has also served as Associate General
                                               Counsel for Phoenixstar since April 1998,
                                               Secretary since July 1999 and Assistant
                                               Secretary from August 1997 to June 1999.

                                     III-3

                    NAME                                         POSITION
                    ----                                         --------
Mark E. Burton                                 Has served as Vice President, Finance of the
Born October 8, 1960                           Company since March 2000. Previously served
                                               as Vice President of Business Affairs for
                                               National Digital Television Center, Inc. from
                                               August 1999 to April 2000. Served as director
                                               of financial reporting for Phoenixstar and
                                               the Company from January 1998 to August 1999.
                                               Served in various capacities in the financial
                                               reporting department of TCI from August 1992
                                               to December 1997.

    The directors of the Company will hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified. The executive officers named above will serve in such capacities until the next annual meeting of the Company's Board of Directors (the "LSAT Board"), or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

    The Company's charter provides for a Board of Directors of not less than three members. The exact number of directors is fixed by resolution of the LSAT Board.

    There are no family relations by blood, marriage or adoption, of first cousin or closer, among the above named individuals.

    During the past five years, none of the persons named above has had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

    Based solely on review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations that no Forms 5 were required, the Company believes that, during the year ended December 31, 2000, its officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements, except that one report, covering one transaction, was filed late by Ms. Pamela J. Strauss, an officer of the Company; one report, covering one transaction, was filed late by Mr. Carl E. Vogel, an officer of the Company; one report, covering one transaction, was filed late by Mr. Leo J. Hindery, Jr., a former director of the Company; one report, covering one transaction, was filed late by Mr. Kenneth G. Carroll, an officer of the Company; one report, covering one transaction, was filed late by Mr. Mark Burton, an officer of the Company; and one report, covering one transaction, was filed late by Mr. Chris Sophinos, an officer of the Company.

                                     III-4

ITEM 11. EXECUTIVE COMPENSATION

    (a) SUMMARY COMPENSATION TABLE

    The following table is a summary of all forms of compensation paid by the Company to the officers named therein for services rendered in all capacities to the Company for the fiscal years ended December 31, 2000, 1999 and 1998, (total of five persons).

                                                                                    LONG-TERM
                                               ANNUAL COMPENSATION                COMPENSATION
                                        ----------------------------------   -----------------------
                                                                                          SECURITIES
                                                                 OTHER       RESTRICTED   UNDERLYING         ALL
NAME AND PRINCIPAL POSITION                                      ANNUAL        STOCK       OPTIONS/         OTHER
WITH THE COMPANY               YEAR      SALARY     BONUS     COMPENSATION     AWARD         SARS      COMPENSATION(8)
---------------------------  --------   --------   --------   ------------   ----------   ----------   ---------------
Carl E. Vogel(1) .........     2000     $200,000   $    --     $      --     $      --          --         $    --
  (Chief Executive Officer
  and President)

Gary S. Howard(2) ........     2000     $     --   $    --     $      --     $      --          --         $    --
  (Chief Executive Officer)    1999     $     --   $    --     $      --     $      --          --         $    --
                               1998     $     --   $    --     $      --     $      --          --         $    --

Christopher                    2000     $225,000   $    --     $      --     $      --          --         $11,495
  Sophinos(3) ............     1999     $ 51,923   $    --     $      --     $      --     425,000(7)      $    --
  (Senior Vice President)      1998     $ 51,626   $35,500     $      --     $      --          --         $ 4,667

Kenneth G. Carroll (4) ...     2000     $238,343   $    --     $      --     $      --          --         $15,000
  (Senior Vice President,      1999     $     --   $    --     $      --     $      --     425,000(7)      $    --
  CFO and Treasurer)           1998     $ 51,827   $35,500     $      --     $      --          --         $ 4,590

Pamela J. Strauss (5) ....     2000     $135,000   $    --     $      --     $      --          --         $10,500
  (General Counsel)            1999     $     --   $    --     $      --     $      --     212,500(7)      $    --
                               1998     $ 27,192   $21,000     $      --     $      --          --         $ 4,819

Mark E. Burton (6) .......     2000     $ 81,265   $    --     $      --     $      --      50,000(7)      $ 7,200
  (Vice President)             1999     $     --   $    --     $      --     $      --          --         $    --
                               1998     $ 22,500   $ 1,000     $      --     $      --          --         $    --

--------------------------

(1) Mr. Vogel's employment with the Company commenced April 2000. Mr. Vogel is also an employee of Liberty Media. As such, Mr. Vogel's compensation is allocated between Liberty Media and the Company. Compensation in the table represents the amount allocated to the Company for the period from April 2000 through December 2000.

(2) During the years 1998, 1999 and through March 2000, Mr. Howard served as an executive officer of TCI (through March 1999) and Liberty Media (April 1999 through December 2000) while serving as Chief Executive Officer of the Company. The Company and TCI and Liberty Media agreed that all of Mr. Howard's annual compensation would be born by TCI and/or Liberty Media, as appropriate. As such, the table reflects no annual compensation for Mr. Howard for 1998, 1999 or 2000.

(3) In connection with the Primestar Roll-up and effective April 1, 1998,
    Mr. Sophinos became an officer of Phoenixstar, and from that date forward, all of Mr. Sophinos' compensation for 1998 was paid by Phoenixstar. Accordingly, the 1998 compensation information included in the table represents three months of employment. Mr. Sophinos' employment with Phoenixstar terminated on August 31, 1999, and Mr. Sophinos began receiving compensation from the Company on September 1, 1999. Accordingly, the 1999 compensation information included in the table represents four months of employment.

(4) In connection with the Primestar Roll-up and effective April 1, 1998,
    Mr. Carroll became an officer of Phoenixstar, and from that date forward, all of Mr. Carroll's compensation for 1998 was paid by Phoenixstar. Accordingly, the 1998 compensation information included in the table represents three months of employment. Mr. Carroll's employment with Phoenixstar terminated on January 31, 2000, and Mr. Carroll began receiving

                                     III-5
    compensation from the Company on February 1, 2000. Accordingly, the 2000 compensation information included in the table represents 11 months of employment.

(5) In connection with the Primestar Roll-up and effective April 1, 1998,
    Ms. Strauss became an officer of Phoenixstar, and from that date forward, all of Ms. Strauss' compensation for 1998 was paid by Phoenixstar. Accordingly, the 1998 compensation information included in the table represents three months of employment. Ms. Strauss' employment with Phoenixstar terminated on January 31, 2000 and Ms. Strauss began receiving compensation from the Company on February 1, 2000. Accordingly, the 2000 compensation information included in the table represents 11 months of employment.

(6) In connection with the Primestar Roll-up and effective April 1, 1998,
    Mr. Burton became an employee of Phoenixstar, and from that date forward, all of Mr. Burton's compensation for 1998 was paid by Phoenixstar. Accordingly, the 1998 compensation information included in the table represents three months of employment. Mr. Burton's employment with the Company commenced again in May 2000. Accordingly, the 2000 compensation information included in the table represents eight months of employment.

(7) Pursuant to the LSAT 1996 Plan and effective December 1, 1999,
    Messrs. Sophinos and Carroll were each granted options to purchase 200,000 shares of Series A Common Stock at a purchase price of $7.125 and 225,000 shares of Series A Common Stock at a purchase price of $8.84; and Ms. Strauss was granted options to purchase 100,000 shares of Series A Common Stock at a purchase price of $7.125 and 112,500 shares of Series A Common Stock at a purchase price of $8.84. Effective May 17, 2000,
    Mr. Burton was granted options to purchase 50,000 shares of Series A Common Stock at a purchase price of $10.06.

(8) Includes LSAT contributions to (i) the LSAT Employee Stock Purchase Plan (the "LSAT ESPP") from January 1, 1998 through March 31, 1998 and (ii) the Liberty Media 401(k) Savings Plan (the "Liberty Media Plan") beginning in April 2000. All named executives were fully vested in such plans. Also includes insurance premiums paid by LSAT in 1998 for the benefit of Messrs. Sophinos and Carroll in the amount of $245 and $148, respectively.

    The LSAT ESPP, a defined contribution plan, enabled participating employees to acquire a proprietary interest in LSAT and benefits upon retirement. Participants could contribute up to 10% of their compensation and LSAT (by annual resolution of the LSAT Board) could contribute up to a matching 100% of the participants' contributions. In connection with the Primestar Roll-up and effective June 30, 1998, the LSAT ESPP was merged into the Phoenixstar, Inc. 401(k) Savings Plan.

    Since April 2000, LSAT employees have been eligible to participate in the Liberty Media Plan. The Liberty Media Plan provides employees with an opportunity to save for retirement. The Liberty Media Plan participants may contribute up to 10% of their compensation and Liberty Media contributes a matching contribution of 100% of the participants' contribution. Participant contributions to the Liberty Media Plan are fully vested upon contribution.

    Generally, participants acquire a vested right in Liberty Media contributions as follows:

YEARS OF SERVICE               VESTING PERCENTAGE
----------------               ------------------
Less than 1..................           0%
1-2..........................          33%
2-3..........................          66%
3 or more....................         100%

    Directors who are not employees of Liberty Media are ineligible to participate in the Liberty Media Plan. Under the terms of the Liberty Media Plan, employees are eligible to participate after three months of service.

                                     III-6

    (b) OPTION AND SARS GRANTS IN LAST FISCAL YEAR

    The following table discloses information regarding stock options granted during the year ended December 31, 2000 to each of the named executive officers of the Company in respect of shares of Series A Common Stock under the LSAT 1996 Plan.

                                    NO. OF     % OF TOTAL
                                  SECURITIES    OPTIONS                                                   GRANT
                                  UNDERLYING   GRANTED TO   EXERCISE OR   MARKET PRICE                     DATE
                                   OPTIONS     EMPLOYEES    BASE PRICE    ON GRANT DATE   EXPIRATION     PRESENT
NAME                              GRANTED(1)    IN 2000       ($/SH)        ($/SH)(2)        DATE       VALUE $(3)
----                              ----------   ----------   -----------   -------------   -----------   ----------
Mark E. Burton..................    50,000        50.0%       $10.06         $10.06       May 17,2010    $438,470

------------------------

(1) During 2000, certain key employees of LSAT were granted, pursuant to the LSAT 1996 Plan, an aggregate of 100,000 options to acquire shares of Series A Common Stock. Each such grant of options vests over five years with such vesting period beginning on the date of grant and expires 10 years from the date of grant.

(2) Represents the closing market price per share of Series A Common Stock on May 18, 2000.

(3) The value shown is based upon the Black-Scholes model and is stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following:
    (a) a 6.08% discount rate; (b) an 85% volatility factor; (c) the 10-year option term; (d) the closing price of Series A Common Stock on May 17, 2000; and (e) a per share exercise price of $10.06. The actual value realized will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the realized value, if any, will not necessarily be the value determined by the model.

    In September 2000, Mr. Vogel purchased a 1.83% common stock interest in a subsidiary of Liberty Media for $400,000. Such subsidiary owns an indirect interest in LSAT LLC. Liberty Media and Mr. Vogel entered into a shareholders agreement in which Mr. Vogel could require Liberty Media to purchase, after five years, all or part of his common stock interest in the subsidiary, in exchange for Liberty Media common stock, at its then fair value. In addition, Liberty Media has the right to purchase, in exchange for Liberty Media common stock, Mr. Vogel's common stock interest for fair market value at any time.

    (c) AGGREGATED LSAT OPTION/SAR EXERCISES AND FISCAL YEAR-END LSAT OPTION/SAR VALUES

    The following table provides, for the executives named in the Summary Compensation Table, information on (i) the exercise during the year ended December 31, 2000, of options with respect to shares of Series A Common Stock,
(ii) the number of shares of Series A Common Stock represented

                                     III-7
by unexercised options owned by them at December 31, 2000, and (iii) the value of those options as of the same date.

                                                                        NUMBER OF
                                                                        SECURITIES        VALUE OF
                                                                        UNDERLYING      UNEXERCISED
                                                                       UNEXERCISED      IN-THE-MONEY
                                                                         OPTIONS/         OPTIONS/
                                                                         SARS AT          SARS AT
                                                                       DECEMBER 31,     DECEMBER 31,
                                              SHARES                       2000             2000
                                             ACQUIRED       VALUE      EXERCISABLE/     EXERCISABLE/
NAME                                        ON EXERCISE   REALIZED    UNEXERCISABLE    UNEXERCISABLE
----                                        -----------   ---------   --------------   --------------
Gary S. Howard
  Exercisable Series A....................         --     $     --       280,630         $      --
  Unexercisable Series A..................         --           --        66,408                --
Carl E. Vogel
  Exercisable Series A....................         --           --            --                --
  Unexercisable Series A..................         --           --            --                --
Christopher Sophinos
  Exercisable Series A....................         --           --       100,000                --
  Unexercisable Series A..................         --           --       425,000                --
Kenneth G. Carroll
  Exercisable Series A....................         --           --       102,150                --
  Unexercisable Series A..................         --           --       425,000                --
Pamela J. Strauss
  Exercisable Series A....................         --           --        30,000                --
  Unexercisable Series A..................         --           --       212,500                --
Mark E. Burton
  Exercisable Series A....................         --           --            --                --
  Unexercisable Series A..................         --           --        50,000                --

    (d) COMPENSATION OF DIRECTORS

    Members of the LSAT Board who are also full-time employees of the Company or Liberty Media, or any of their respective subsidiaries, do not receive any additional compensation for their services as directors. Directors who are not full-time employees of the Company or Liberty Media, or any of their respective subsidiaries, receive a retainer of $30,000 per year. All members of the LSAT Board are also reimbursed for expenses incurred to attend any meeting of the LSAT Board or any committee thereof. In addition, on March 6, 1998, the LSAT stockholders approved the TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Stock Option Plan (the "LSAT DSOP"). The LSAT DSOP provides for the grant to each person that is a member of the LSAT Board and is not an employee of the Company, its subsidiaries or its affilitates, of options to purchase 50,000 shares of Series A Common Stock. Such grant of options is made at the time a person first becomes an LSAT director. The LSAT DSOP provides that the per share exercise price of each option granted under the LSAT DSOP will be equal to the fair market value of the Series A Common Stock on the date such option is granted. In general, fair market value is determined by reference to the last sale price for shares of Series A Common Stock on the date of grant.

    (e) ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

    The members of the Company's compensation committee are Messrs. Alan M. Angelich, William H. Berkman and John. W. Goddard, each a director of the Company. None of the members of the compensation committee are or were officers of the Company or any of its subsidiaries or any other person that would constitute a compensation committee interlock with the Company.

                                     III-8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table lists stockholders believed by the Company to be the beneficial owners of more than five percent of the outstanding Company Common Stock as of December 31, 2000. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them except as otherwise stated in the notes to the table.

                                                                                                                       COMBINED
                                                                                                                        VOTING
NAME AND ADDRESS OF                                                                 NUMBER OF SHARES    PERCENT OF   POWER OF ALL
BENEFICIAL OWNER                                            TITLE OF CLASS         BENEFICIALLY OWNED    CLASS(1)    HOLDINGS(1)
-------------------                                   ---------------------------  ------------------   ----------   ------------
Liberty Media Corporation...........................                                                                     89.2%
9197 S. Peoria Street                                 Series A preferred stock            150,000          100.0%
Englewood, Colorado                                   Series B preferred stock            150,000          100.0%
                                                      Series A common stock             3,990,251            6.1%
                                                      Series B common stock             3,322,658           43.0%

Kim Magness.........................................                                                                      3.9%
(individually as a member of                          Series A preferred stock                 --             --
  Magness Security LLC)                               Series B preferred stock                 --             --
4000 E. Belleview                                     Series A common stock               383,806(2)           *
Greenwood Village, Colorado                           Series B common stock             3,745,206           48.4%

Gary Magness........................................                                                                      3.2%
(as co-representative of the                          Series A preferred stock                 --             --
  estate of Bob Magness)                              Series B preferred stock                 --             --
29 Sunset Drive                                       Series A common stock               243,373(3)           *
Englewood, Colorado                                   Series B common stock             3,120,770(3)        40.4%

------------------------

*   Less than one percent.

(1) Based on 150,000 shares of Series A preferred stock, 150,000 shares of Series B preferred stock, 65,469,595 shares of Series A common stock and 7,733,996 shares of Series B common stock outstanding as of December 31, 2000.

(2) Includes 210,533 shares of Series A common stock and 634,621 shares of Series B common stock held by Magness Securities LLC. Mr. Magness is deemed to have beneficial ownership over such shares as a member of Magness Securities LLC. Also assumes the exercise in full of stock options granted in November of 1994 to acquire 5,000 shares of Series A common stock, all of which options are currently exercisable.

(3) Gary Magness and Kim Magness are co-representatives of the Estate of Bob Magness. Share amounts include 152,273 shares of Series A common stock and 3,054,585 shares of Series B common stock held by the Estate of Bob Magness that are also included in the shares attributed to Kim Magness above

                                     III-9

(b) SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth information with respect to the ownership by each director and each of the named executive officers of LSAT and by all directors and executive officers of LSAT as a group of shares of LSAT common stock. In addition, the table sets forth information with respect to the ownership of such individuals of shares of AT&T common stock, AT&T Liberty Media Group Class A and Class B common stock ("Liberty Media Group Tracking Stock") and AT&T Wireless Group common stock ("Wireless Group Tracking Stock"), all of which are equity securities of AT&T Corp., which indirectly owns 100% of Liberty Media, which in turn owns a controlling interest in LSAT.

    The AT&T charter provides that, except as otherwise required by New York law or any special voting rights of AT&T preferred stock, Liberty Media Group Tracking Stock or Wireless Group Tracking Stock, the holders of AT&T common stock, Liberty Media Group Tracking Stock, Wireless Group Tracking Stock and AT&T preferred stock, if any, entitled to vote with the common shareholders, vote together as one class.

    The following information is given as of December 31, 2000 and, in case of percentage ownership information, is based on 65,469,595 shares of LSAT
Series A common stock, 7,733,996 shares of LSAT Series B common stock, 3,760,174,834 shares of AT&T common stock, 2,363,738,170 shares of AT&T Liberty Media Group Class A stock, 206,221,288 shares of AT&T Liberty Media Group
Class B stock and 361,814,400 shares of AT&T Wireless Group stock outstanding on that date. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other persons. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them, except as indicated in the notes to the table.

                                     III-10

                                                                   NUMBER
                                                                 OF SHARES           PERCENT
                                                                BENEFICIALLY            OF       VOTING
NAME                                    TITLE OF CLASS             OWNED              CLASS      POWER
----                                    --------------          ------------         --------   --------
Directors:
  Alan M. Angelich............  LSAT Series A                       100,000(1),(2)       *         *
                                LSAT Series B                            --             --
                                AT&T Common Stock Group                  --             --         *
                                Liberty Media Group Class A          68,152(3)           *
                                Liberty Media Group Class B              --             --
                                AT&T Wireless Group                      --             --

  Robert R. Bennett...........  LSAT Series A                         5,089(4)           *         *
                                LSAT Series B                            --             --
                                AT&T Common Stock Group             249,101              *         *
                                Liberty Media Group Class A       8,070,286(5)           *
                                Liberty Media Group Class B             400              *
                                AT&T Wireless Group                      --             --

  William H. Berkman..........  LSAT Series A                        50,000(1)           *         *
                                LSAT Series B                            --             --
                                AT&T Common Stock Group                 124              *         *
                                Liberty Media Group Class A       1,429,126(6)           *
                                Liberty Media Group Class B              --             --
                                AT&T Wireless Group                      --             --

  John W. Goddard.............  LSAT Series A                        51,408(7),(8)       *         *
                                LSAT Series B                         1,425(7)           *
                                AT&T Common Stock Group               4,998              *         *
                                Liberty Media Group Class A          83,136              *
                                Liberty Media Group Class B          72,772              *
                                AT&T Wireless Group                      --             --

  J. Curt Hockemeier..........  LSAT Series A                        50,000(1)           *         *
                                LSAT Series B                            --             --
                                AT&T Common Stock Group             186,561(9)           *         *
                                Liberty Media Group Class A              --             --
                                Liberty Media Group Class B              --             --
                                AT&T Wireless Group                      --             --

  Gary S. Howard..............  LSAT Series A                       407,618(10)          *         *
                                LSAT Series B                            --             --
                                AT&T Common Stock Group              15,537              *         *
                                Liberty Media Group Class A       2,556,897(11)          *
                                Liberty Media Group Class B              --             --
                                AT&T Wireless Group                      --             --

  Carl E. Vogel...............  LSAT Series A                         5,000              *         *
                                LSAT Series B                            --             --
                                AT&T Common Stock Group                  --             --         *
                                Liberty Media Group Class A       1,018,400(12)          *
                                Liberty Media Group Class B              --             --
                                AT&T Wireless Group                     500              *

                                     III-11

                                                                   NUMBER
                                                                 OF SHARES           PERCENT
                                                                BENEFICIALLY            OF       VOTING
NAME                                    TITLE OF CLASS             OWNED              CLASS      POWER
----                                    --------------          ------------         --------   --------
Other named executive
officers:
  Christopher Sophinos........  LSAT Series A                       578,704(13)          *         *
                                LSAT Series B                            --             --
                                AT&T Common Stock Group                  --             --         *
                                Liberty Media Group Class A           1,600              *
                                Liberty Media Group Class B              --             --
                                AT&T Wireless Group                      --             --

  Kenneth G. Carroll..........  LSAT Series A                       580,732(14)          *         *
                                LSAT Series B                            --             --
                                AT&T Common Stock Group               2,118              *         *
                                Liberty Media Group Class A          12,706              *
                                Liberty Media Group Class B              --             --
                                AT&T Wireless Group                      --             --

  Pamela J. Strauss...........  LSAT Series A                       245,859(15)          *         *
                                LSAT Series B                            --             --
                                AT&T Common Stock Group                 553              *         *
                                Liberty Media Group Class A           3,232              *
                                Liberty Media Group Class B              --             --
                                AT&T Wireless Group                      --             --

  Mark E. Burton..............  LSAT Series A                        51,000(16)          *         *
                                LSAT Series B                            --             --
                                AT&T Common Stock Group              16,224(17)          *         *
                                Liberty Media Group Class A          20,720(18)          *
                                Liberty Media Group Class B              --             --
                                AT&T Wireless Group                     300              *

All directors and executive
officers as a group...........  LSAT Series A                     2,125,410            3.2%        *
                                LSAT Series B                         1,425              *
                                AT&T Common Stock Group             475,216              *         *
                                Liberty Media Group Class A      13,264,255              *
                                Liberty Media Group Class B          73,172              *
                                AT&T Wireless Group                     800              *

------------------------

*   Less than one percent.

 (1) Assumes the exercise in full of options to purchase 50,000 shares of Series A common stock granted pursuant to the Company's Nonemployee Director Stock Option Plan, none of which are exercisable.

 (2) Includes 50,000 shares of Series A common stock owned by Janco Capital Partners. Mr. Angelich has shared voting and dispositive power over such shares.

 (3) Includes 23,000 shares owned by Janco Capital Partners. Mr. Angelich has shared voting and dispositive power over such shares.

 (4) Assumes the exercise in full of stock options granted in tandem with SARs in November 1994 to purchase 5,000 shares of Series A common stock, all of which are exercisable.

                                     III-12

 (5) Assumes the exercise in full of options to purchase 7,986,036 shares, all of which are exercisable.

 (6) Assumes the exercise in full of options to purchase 1,428,518 shares, all of which are exercisable.

 (7) Includes 478 shares of Series A common stock held by Mr. Goddard's wife, of which Mr. Goddard is beneficial owner, and 129 shares of Series B common stock held by a trust in which Mr. Goddard is beneficial owner as trustee.

 (8) Assumes the exercise in full of options to purchase 50,000 shares of Series A common stock granted pursuant to the Company's Nonemployee Director Stock Option Plan, all of which are exercisable.

 (9) Assumes the exercise in full of options to purchase 111, 275 shares, all of which are exercisable.

(10) Assumes the exercise in full of Company stock options, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with SARs in November 1992 to acquire 2,500 shares of Series A common stock, all of which are currently exercisable; (ii) stock options in tandem with SARs granted in October 1993 to acquire 2,500 shares of Series A common stock, all of which are currently exercisable;
     (iii) stock options in tandem with SARs granted in November 1994 to acquire 2,500 shares of Series A common stock, all of which are currently exercisable; (iv) stock options granted in tandem with SARs in December 1995 to purchase 7,500 shares of Series A common stock, all of which are currently exercisable; and (v) stock options granted in December 1996 to purchase 332,038 shares of Series A common stock, 265,630 of which are currently exercisable. Also includes 25,495 shares of Series A common stock held by trusts in which Mr. Howard is beneficial owner as trustee for his children.

(11) Assumes the exercise in full of options to purchase 2,464,500 shares, all of which are currently exercisable.

(12) Assumes the exercise in full of options to purchase 1,000,000 shares, 200,000 of which are currently vested.

(13) Assumes the exercise in full, whether or not then exercisable or in-the-money, of (i) stock options granted in tandem with SARs in February 1997 to purchase 100,000 shares of Series A common stock, all of which are currently exercisable; and (ii) stock options granted in December 1999 to purchase 425,000 shares of Series A common stock, none of which are currently exercisable.

(14) Assumes the exercise in full of Company stock options, whether or not then exercisable or in-the-money, in respect of the following: (1) stock options granted in tandem with SARs in November of 1994 to acquire 400 shares of Series A common stock, all of which are currently exercisable; (ii) stock options granted in tandem with SARs in December 1995 to purchase 1,750 shares of Series A common stock, all of which are currently exercisable;
     (iii) stock options granted in tandem with SARs in February 1997 to purchase 100,000 shares of Series A common stock, all of which are currently exercisable; and (iv) stock options granted in December 1999 to purchase 425,000 shares of Series A common stock, none of which are currently exercisable.

(15) Assumes the exercise in full of Company stock options, whether or not then exercisable or in-the-money, in respect of the following: (i) stock options granted in tandem with SARs in February 1997 to purchase 30,000 shares of Series A common stock, all of which are currently exercisable, and
     (ii) stock options granted in December 1999 to purchase 212,500 shares of Series A common stock, none of which are currently exercisable.

(16) Assumes the exercise in full of Company stock options to purchase 50,000 shares of Series A common stock, none of which are currently exercisable.

(17) Assumes the exercise in full of options to purchase 12,216 shares, all of which are exercisable.

                                     III-13

(18) Assumes the exercise in full of options to purchase 18,720 shares, all of which are exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 2000, a director of the Company, who is no longer a director of the Company, exercised stock options to buy 50,000 shares of Series A common stock of the Company. Such options had an exercise price of $6.50 per share, and the market price of Series A common stock at the time of such exercise was $11.00. Simultaneously with such exercise, the Company purchased from the director 29,545 shares of Series A common stock for an aggregate purchase price of $325,000, which represented the director's aggregate exercise price. Such shares are reflected as treasury shares in the Company's consolidated statement of stockholders' equity.

    During 2000, the Company loaned Mr. Kenneth G. Carroll and Mr. Chris Sophinos, both of whom are executive officers of the Company, $136,000 and $135,000, respectively. Such loans are due December 1, 2001 and bear interest at 6.41%. Accrued interest receivable aggregated $10,000 at December 31, 2000.

    Certain payroll and other expenses were advanced to the Company by Liberty Media during 2000. Such advances are non-interest bearing, aggregated $470,000 at December 31, 2000, and generally are repaid monthly.

    On March 16, 2000, the Company issued a $60,000,000 promissory note payable to Liberty Media in exchange for its interest in LSAT Astro. The note bears interest at Libor plus 2% (8.61% at December 31, 2000). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. At December 31, 2000, the outstanding balance under the note was $54,982,000 and accrued interest aggregated $1,703,000.

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

    As a result of the foregoing, certain persons who remained TCI employees or non-employee directors after the Spin-off and certain persons who were TCI employees prior the Spin-off but became Company employees after the Spin-off hold both adjusted TCI Options and separate Add-on Company Options and/or hold both Adjusted TCI SARs and separate Add-on Company SARs. The obligations with respect to the Adjusted TCI Options, Add-on Company Options, Adjusted TCI SARs and Add-on

                                     III-14

Company SARs held by TCI employees and non-employee directors are obligations solely of TCI. The obligations with respect to the Adjusted TCI Options, Add-on Company Options, Adjusted TCI SARs and Add-on Company SARs held by persons who were Company employees at the time of the Spin-off and following the Spin-off were no longer TCI employees ("Company Employees") are obligations solely of the Company. Prior to the Spin-off, TCI and the Company entered into an agreement to sell to each other from time to time at the then current market price shares of Series A TCI Group Common Stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations under such securities. During the year ended December 31, 2000, the Company did not issue any shares of Series A Common Stock to TCI under this arrangement.

                                     III-15

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

    Included in Part II of this Report:

                                                              PAGE NO.
                                                              --------
Independent Auditors' Report................................  II-11
Consolidated Balance Sheets,
  December 31, 2000 and 1999................................  II-12
Consolidated Statements of Operations,
  Years ended December 31, 2000, 1999 and 1998..............  II-13
Consolidated Statements of Comprehensive Income (Loss)
  Years ended December 31, 2000, 1999 and 1998..............  II-14
Consolidated Statements of Stockholders' Equity (Deficit),
  Years ended December 31, 2000, 1999 and 1998..............  II-15
Consolidated Statements of Cash Flows,
  Years ended December 31, 2000, 1999 and 1998..............  II-16
Notes to Consolidated Financial Statements,
  December 31, 2000, 1999 and 1998..........................  II-17

(A) (2)  FINANCIAL STATEMENT SCHEDULES

    Included in Part IV of this Report:

    (ii) Separate Financial Statements for ASTROLINK International LLC:

CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report................................  IV-4
Consolidated Balance Sheets.................................  IV-5
Consolidated Statements of Operations.......................  IV-6
Consolidated Statements of Members' Equity..................  IV-7
Consolidated Statements of Cash Flows.......................  IV-8
Notes to Consolidated Financial Statements..................  IV-9

(A) (3)  EXHIBITS

    The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

2--Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
                  2.1   Reorganization Agreement dated as of December 4, 1996, among
                        Tele-Communications, Inc. ("TCI"), TCI Communications, Inc.
                        ("TCIC"), Tempo Enterprises, Inc., TCI Digital Satellite
                        Entertainment, Inc., TCI K-1, Inc. ("TCI K-1"), United
                        Artists K-1 Investments, Inc. ("UA K-1"), TCI SE Partner 1,
                        Inc. ("TCISE 1"), TCI SE Partner 2, Inc. "(TCISE 2") and TCI
                        Satellite Entertainment, Inc. (the "Company").(c)

                  2.2   Merger and Contribution Agreement dated as of February 6,
                        1998, among the Company, PRIMESTAR, Inc., Time Warner
                        Entertainment Company L.P. ("TWE"), Advance/ Newhouse
                        Partnership ("Newhouse"), Comcast Corporation ("Comcast"),
                        Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc.
                        ("MediaOne") and GE American Communications, Inc. ("GE
                        Americom").(e)

                  2.3 Asset Transfer Agreement dated as of February 6, 1998, between the Company and PRIMESTAR, Inc.(e)

                  2.4   Contribution and Exchange Agreement among TCI Satellite
                        Entertainment, Inc., Liberty LSAT, Inc. and Liberty LSAT II,
                        Inc. dated as of March 16, 2000.(b)

                  2.5   Contribution Agreement by and among Liberty Media
                        Corporation, Liberty Media International, Inc., LSAT
                        Holdings, Inc., TCI Satellite Entertainment, Inc., TSAT
                        Holding 1, Inc., each of the Liberty Members signatory hereto, Liberty Satellite, LLC, and LSAT Astro, LLC dated
                        March 16, 2000.(b)

                  2.6   Operating Agreement of Liberty Satellite, LLC dated March
                        16, 2000.(b)

                  2.7 Amended and Restated Operating Agreement of LSAT Astro LLC dated March 16, 2000.(b)

3--Articles of Incorporation and Bylaws:

                  3.1   Amended and Restated Certificate of Incorporation of the
                        Company. Incorporated by reference to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 2000 (Commission File No. 0-21317).

                  3.2   Amended and Restated Bylaws of the Company.(d)

4--Instruments Defining the Rights of Security Holders:

                  4.1   Specimen certificate representing shares of Series A Common
                        Stock of the Company.(d)

                  4.2   Specimen certificate representing shares of Series B Common
                        Stock of the Company.(d)

10--Material Contracts

                 10.1   Amended and Restated Liberty Satellite & Technology, Inc.
                        1996 Stock Incentive Plan.(d)

                 10.2   Qualified Employee Stock Purchase Plan of the Company.(c)

                 10.3 Indemnification Agreement dated December 4, 1996, by and between TCI and Gary S. Howard.(e)

                 10.4 Option Agreement, dated as of December 4, 1996, by and between the Company and Gary S. Howard.(c)

                 10.5 Option Agreement, dated as of December 4, 1996, by and between the Company and Larry E, Romrell.(c)

                 10.6 Option Agreement, dated as of December 4, 1996, by ad between the Company and David P. Beddow.(c)

                 10.7 Share Purchase Agreement dated as of December 4, 1996, between TCI and the Company.(c)

                 10.8 Option Agreement dated as of December 4, 1996, between TCI and the Company.(c)

                 10.9   TCI Satellite Entertainment, Inc. 1997 Nonemployee Director
                        Plan.(e)

                10.10   Asset Purchase Agreement by and among Hughes Electronics
                        Corporation, PRIMESTAR, Inc., PRIMESTAR Partners L.P., Tempo
                        Satellite, Inc. and the Stockholders of PRIMESTAR listed
                        herein, dates as of January 22, 1999.(f)

                10.11   Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR
                        Partners L.P., PRIMESTAR MDU, Inc., the Stockholders of
                        PRIMESTAR, Inc. listed herein and Hughes Electronics
                        Corporation dated as of January 22, 1999.(f)

                10.12 PRIMESTAR Payment Agreement dated as of January 22, 1999 among TCI Satellite Entertainment, Inc., PRIMESTAR, Inc., the Funding Parties and Paragon Communications.(g)

                   21   Subsidiaries of the Registrant.(a)

                 23.1   Consent of KPMG LLP.(a)

                 23.2   Consent of KPMG LLP.(a)

------------------------

(a) Filed herewith.

(b) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-21317).

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

(f) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 1, 1999.

(g) Incorporated by reference to Phoenixstar, Inc.'s Current Report on Form 8-K, dated May 13, 1999.

(B) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 2000:

    None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Members
ASTROLINK International LLC:

    We have audited the accompanying consolidated balance sheets of ASTROLINK International LLC and subsidiaries (a development stage limited liability company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, members' equity, and cash flows for the period from January 1, 1999 through April 21, 1999 (Predecessor period), the period from April 22, 1999 (date of inception) through December 31, 1999, the year ended December 31, 2000, and for the period from April 22, 1999 (date of inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASTROLINK International LLC and subsidiaries (a development stage limited liability company) as of December 31, 1999 and 2000 and the results of their operations and their cash flows for the period from January 1, 1999 through April 21, 1999 (Predecessor period), the period from April 22, 1999 (date of inception) through December 31, 1999, the year ended December 31, 2000, and the period from April 22, 1999 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

February 23, 2001

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999            2000
                                                              -------------   -------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  28,932,260      45,214,669
  Prepaid and other current assets..........................        706,998         261,821
                                                              -------------   -------------
      Total current assets..................................     29,639,258      45,476,490
  Value added tax receivable................................      2,948,800       7,627,052
  System under construction.................................    330,250,000     792,097,278
  Property and equipment, net of accumulated depreciation
    and amortization of $211,910 and $847,720 in 1999 and
    2000, respectively......................................      2,132,197       2,157,143
  Intangible assets.........................................     17,721,000      17,721,000
                                                              -------------   -------------
                                                              $ 382,691,255     865,078,963
                                                              =============   =============
              LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     915,632         715,870
  Accounts payable to members...............................      9,450,000      23,155,000
  Accrued expenses..........................................      7,685,982       4,949,458
                                                              -------------   -------------
      Total current liabilities.............................     18,051,614      28,820,328
Deferred rent...............................................             --         128,175
                                                              -------------   -------------
    Total liabilities.......................................     18,051,614      28,948,503
                                                              -------------   -------------
Commitments and contingencies
Members' equity:
  Class A units--authorized 135,010,000 units; 135,010,000
    units issued and outstanding at December 31, 1999 and
    2000....................................................  1,336,037,500   1,336,037,500
  Class B units--authorized 7,466,391 units; no units issued
    and outstanding.........................................             --              --
  Subscriptions receivable..................................   (961,450,000)   (465,710,000)
  Deficit accumulated during development stage..............     (9,947,859)    (34,197,040)
                                                              -------------   -------------
      Total Members' equity.................................    364,639,641     836,130,460
                                                              -------------   -------------
                                                              $ 382,691,255     865,078,963
                                                              =============   =============

          See accompanying notes to consolidated financial statements.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                       PREDECESSOR              PERIOD FROM                     PERIOD FROM
                              ------------------------------   APRIL 22, 1999                  APRIL 22, 1999
                               YEAR ENDED      PERIOD FROM      (INCEPTION)                     (INCEPTION)
                              DECEMBER 31,   JANUARY 1, 1999      THROUGH        YEAR ENDED       THROUGH
                                  1998           THROUGH        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                              (UNAUDITED)    APRIL 21, 1999         1999            2000            2000
                              ------------   ---------------   --------------   ------------   --------------
Revenues....................  $         --             --                --              --              --
Expenses:
  General and
    administrative..........    11,025,513      2,659,773        11,697,771      31,431,521      43,129,292
  Depreciation and
    amortization............            --             --           211,910         635,810         847,720
                              ------------     ----------       -----------     -----------     -----------
      Total expenses........    11,025,513      2,659,773        11,909,681      32,067,331      43,977,012
                              ------------     ----------       -----------     -----------     -----------
      Loss from
        operations..........   (11,025,513)    (2,659,773)      (11,909,681)    (32,067,331)    (43,977,012)
Interest income.............            --             --         1,961,822       7,818,150       9,779,972
                              ------------     ----------       -----------     -----------     -----------
      Net loss..............  $(11,025,513)    (2,659,773)       (9,947,859)    (24,249,181)    (34,197,040)
                              ============     ==========       ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                          CLASS A UNITS              CLASS B UNITS                        DURING         TOTAL
                                   ----------------------------   -------------------   SUBSCRIPTIONS   DEVELOPMENT    MEMBERS'
                                      UNITS          AMOUNT        UNITS      AMOUNT     RECEIVABLE        STAGE        EQUITY
                                   -----------   --------------   --------   --------   -------------   -----------   -----------
Predecessor:.....................                $                             $
Balance at January 1, 1998
  (unaudited)....................           --               --       --         --               --            --             --
Contributions from Lockheed
  Martin (unaudited).............           --       11,025,513       --         --               --            --     11,025,513
Net loss (unaudited).............           --               --       --         --               --    (11,025,513)  (11,025,513)
                                   -----------   --------------     ----       ----     ------------    -----------   -----------
Balance at January 1, 1999.......           --       11,025,513       --         --               --    (11,025,513)           --
Contributions from Lockheed
  Martin.........................           --        2,659,773       --         --               --            --      2,659,773
Net loss.........................           --               --       --         --               --    (2,659,773)    (2,659,773)
Balance at April 21, 1999........           --               --       --         --               --            --             --
                                   -----------   --------------     ----       ----     ------------    -----------   -----------
---------------------------------------------------------------------------------------------------------------------------------

Balance at April 22, 1999
  (inception)....................           --               --       --         --               --            --             --
Issuance of Class A Units (July
  20, 1999)......................   92,000,000      920,000,000       --         --     (599,840,000)           --    320,160,000
Issuance of Class A Units
  (December 13, 1999)............   43,010,000      430,100,000       --         --     (361,610,000)           --     68,490,000
Issuance costs of Class A
  Units..........................           --      (14,062,500)      --         --               --            --    (14,062,500)
Net loss.........................           --               --       --         --               --    (9,947,859)    (9,947,859)
                                   -----------   --------------     ----       ----     ------------    -----------   -----------
Balance at December 31, 1999.....  135,010,000    1,336,037,500       --         --     (961,450,000)   (9,947,859)   364,639,641
Payments under subscriptions
  receivable.....................           --               --       --         --      495,740,000            --    495,740,000
Net loss.........................           --               --       --         --               --    (24,249,181)  (24,249,181)
                                   -----------   --------------     ----       ----     ------------    -----------   -----------
Balance at December 31, 2000.....  135,010,000   $1,336,037,500       --       $ --     (465,710,000)   (34,197,040)  836,130,460
                                   ===========   ==============     ====       ====     ============    ===========   ===========

          See accompanying notes to consolidated financial statements.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           PERIOD FROM
                                                  PREDECESSOR               APRIL 22,                     PERIOD FROM
                                        --------------------------------       1999                      APRIL 22, 1999
                                         YEAR ENDED       PERIOD FROM      (INCEPTION)                    (INCEPTION)
                                        DECEMBER 31,    JANUARY 1, 1999      THROUGH       YEAR ENDED       THROUGH
                                            1998            THROUGH        DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                         (UNAUDITED)     APRIL 21, 1999        1999           2000            2000
                                        -------------   ----------------   ------------   ------------   --------------
Cash flows from operating activities:
  Net loss............................  $(11,025,513)      (2,659,773)      (9,947,859)   (24,249,181)     (34,197,040)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Depreciation and amortization.....            --               --          211,910        635,810          847,720
    Write-off of contributed assets...            --               --          225,000             --          225,000
    Changes in assets and liabilities:
      Prepaid and other current
        assets........................            --               --         (706,998)       445,177         (261,821)
      Accounts payable and accrued
        liabilities...................            --               --        3,289,114      2,504,389        5,793,503
                                        ------------       ----------      ------------   ------------    ------------
        Net cash used in operating
          activities:.................   (11,025,513)      (2,659,773)      (6,928,833)   (20,663,805)     (27,592,638)
                                        ------------       ----------      ------------   ------------    ------------
Cash flows from investing activities:
  Value added tax receivable..........            --               --       (2,948,800)    (4,678,252)      (7,627,052)
  Purchases of property and
    equipment.........................            --               --         (290,107)      (660,756)        (950,863)
  Additions to system under
    construction......................            --               --      (320,800,000)  (448,142,278)   (768,942,278)
                                        ------------       ----------      ------------   ------------    ------------
        Net cash used in investing
          activities..................            --               --      (324,038,907)  (453,481,286)   (777,520,193)
                                        ------------       ----------      ------------   ------------    ------------
Cash flows from financing activities:
  Cash contribution from Lockheed
    Martin............................    11,025,513        2,659,773               --             --               --
  Proceeds from the issuance of Class
    A units...........................            --               --      368,650,000    495,740,000      864,390,000
  Unit issuance costs.................            --               --       (8,750,000)    (5,312,500)     (14,062,500)
                                        ------------       ----------      ------------   ------------    ------------
        Net cash provided by financing
          activities..................    11,025,513        2,659,773      359,900,000    490,427,500      850,327,500
                                        ------------       ----------      ------------   ------------    ------------
        Net increase in cash and cash
          equivalents.................            --               --       28,932,260     16,282,409       45,214,669
Cash and cash equivalents, beginning
  of period...........................                             --               --     28,932,260               --
                                        ------------       ----------      ------------   ------------    ------------
Cash and cash equivalents, end of
  period..............................  $         --               --       28,932,260     45,214,669       45,214,669
                                        ============       ==========      ============   ============    ============
Supplemental disclosure of non-cash
  investing activities:
  Contribution of assets by member....  $         --               --       20,000,000             --       20,000,000
                                        ============       ==========      ============   ============    ============

          See accompanying notes to consolidated financial statements.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000

 (1) NATURE OF BUSINESS

    ASTROLINK International LLC (the "Company") was formed on April 22, 1999 in the State of Delaware as a Limited Liability Company for the purpose of engaging in one or more telecommunications businesses and all incidental activities. The Company was formed by Lockheed Martin Corporation ("LMC") acting through Lockheed Martin Global Telecommunication, Inc. ("LMGT") (a wholly-owned subsidiary of LMC). The Company's initial Members were LMGT, TRW Inc. ("TRW"), and Telespazio, S.p.A. ("Telespazio") through Telespazio Luxembourg, S.A. Liberty Media Group ("LMG"), through LSAT Astro LLC, became a Member in December 1999. The Company was formed to establish and operate a worldwide, digital, Ka-band telecommunications system consisting of geosynchronous satellites and a space and ground control system to provide worldwide, multimedia, interactive, broadband telecommunications services (the "ASTROLINK-TM- System").

    The Company's development effort involves substantial risks. Future operating results will be subject to significant business, economic, regulatory, technological, and competitive uncertainties and contingencies, including the ability to obtain the necessary licenses and other approvals to operate the network and provide services. These factors, individually or in the aggregate, could have an adverse effect on the Company's financial condition and future operating results. In addition, the Company will require substantial additional financing before construction of the ASTROLINK-TM- System is completed. Failure to obtain the required long-term financing will prevent the Company from realizing its objective of operating a worldwide, digital, Ka-band telecommunications system. The Company has historically been dependent on its investors for funding its operations, and believes it will obtain adequate financing to fund its operations beyond 2001. There are no assurances that such financing will be obtained.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of ASTROLINK International LLC and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

       Prior to formation on April 22, 1999, the Company operated as a division of LMC during the year ended December 31, 1998 and the period from January 1, 1999 through April 21, 1999. These periods are referred to as the Predecessor period in the accompanying consolidated financial statements.

    (b) DEVELOPMENT STAGE ENTERPRISE

       The Company's management is currently devoting substantially all of its efforts to establishing a worldwide, wireless, broadband telecommunications system. Accordingly, the Company's consolidated financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1999 AND 2000

    (c) CASH AND CASH EQUIVALENTS

       The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1999 and 2000 primarily consist of investments in U.S. government obligations and bank deposits, and amounted to approximately $26,800,000 and $42,189,000, respectively. These investments are stated at cost, which approximated the fair value due to the highly liquid nature and short maturities of the underlying securities.

    (d) FURNITURE AND EQUIPMENT

       Property and equipment, including equipment with an original cost of $2,054,000 contributed by LMC and LMGT in July 1999, are carried at historical cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Furniture and fixtures.................  5 years
Machinery, equipment, and computer
  hardware and software................  3 years
Leasehold improvements.................  Shorter of estimated life or remaining
                                         term

    (e) SYSTEM UNDER CONSTRUCTION

       The Company is in the process of establishing a business of designing, developing, operating, and providing broadband telecommunications services via a global Ka-band satellite telecommunications system, and performing services as an overall system integrator, owner and operator of that satellite telecommunication system to be known as the ASTROLINK-TM- System. System under construction includes all costs incurred related to the construction of the space and ground components of the ASTROLINK-TM- System. Depreciation expense will be recognized on a satellite-by-satellite basis as the satellites are placed into service following delivery of each satellite to its mission orbit. Depreciation expense related to the ground components will commence with the placement into service of such components. To date, no satellites have been launched, nor have the ground components been completed.

    (f) INTANGIBLE ASSETS

       Intangible assets represent the contracts, agreements, and licenses related to the space component of the ASTROLINK-TM- System which were contributed by LMGT in partial consideration for its Class A units. These intangible assets will be amortized on a straight--line basis over seven years, commencing with the placement of the satellites into service.

    (g) INCOME TAXES

       As a limited liability company, the Company is not subject to U.S. federal income taxes directly. Rather, each holder of Class A units ("Members") is subject to U.S. federal income taxation based on its ratable portion of the Company's income or loss.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1999 AND 2000

    (h) UNIT-BASED COMPENSATION

       The Company accounts for employee unit-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and complies with the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company's options granted are for units to acquire non-voting Class B units and are convertible into any class of securities that become registered during an initial public offering. The Company accounts for its option plan using variable plan accounting applicable to junior option plans. Under APB Opinion No. 25, compensation expense for variable plan accounting applicable to junior option plans is based upon the difference, if any, between the exercise price and the fair value of the Company's units at the end of the reporting period when it becomes probable that the conversion of the non-voting units to the voting units will occur. As the Company believes the fair value of its units at December 31, 2000 is equal to the exercise prices of all unit options granted during 2000, no compensation expense has been recognized in the accompanying consolidated financial statements for the year ended December 31, 2000.

    (i) MANAGEMENT ESTIMATES

       The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

    (j) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (k) OTHER COMPREHENSIVE INCOME (LOSS)

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The Company has no amounts associated with the components of other comprehensive income (loss) in the accompanying consolidated financial statements.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1999 AND 2000

    (l) NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company must adopt the provisions of SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

    (m) UNAUDITED FINANCIAL INFORMATION

       The accompanying consolidated financial statements as of and for the year ended December 31, 1998 are unaudited, and in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and cash flows as of and for the year ended December 31, 1998.

 (3) INVESTMENTS

    On July 20, 1999, LMGT purchased 42,000,000 Class A units for an aggregate purchase price of $420,000,000. In 1999, LMGT contributed $133,400,000 in cash, approximately $2,300,000 of property and equipment, and approximately $17,700,000 of intangible assets. During 2000, LMGT paid $126,850,000 in cash in accordance with this commitment. The remaining purchase price of $139,750,000 is payable to the Company at various dates through July 2001.

    Also on July 20, 1999, TRW and Telespazio each purchased 25,000,000 Class A units for a purchase price of $250,000,000. Each paid $83,380,000 of the purchase price on July 20, 1999. TRW subscribed to purchase an additional 510,000 Class A units on December 13, 1999 for a purchase price of $5,100,000. During 2000, TRW paid $81,590,000 and Telespazio paid $79,280,000 of their respective commitments. The remaining purchase prices of $90,130,000 and $87,340,000, respectively, are payable to the Company at various dates through July 2001.

    On December 31, 1999, LMG purchased 42,500,000 Class A units for an aggregate purchase price of $425,000,000. In 1999 and 2000, LMG contributed $68,490,000 and $208,020,000, respectively, with the remaining purchase price of $148,490,000 payable to the Company at various dates through July 2001.

 (4) TRANSACTIONS AND COMMITMENTS WITH MEMBERS

    (a) SATELLITE PURCHASE AND LAUNCH SERVICES CONTRACTS WITH MEMBERS

       During 1999 and 2000, the Company entered into a series of agreements with a Member and certain of its affiliates for the procurement of four satellites, launch services, and a satellite control facility with related services, training and documentation. The total aggregate commitment under the agreements is approximately $1,826,235,000. The amounts are due partly in monthly payments and partly upon the completion of certain milestones. During the period from April 22, 1999 through December 31, 1999, and the year ended December 31, 2000, the Company paid approximately $264,800,000 and $348,521,000, respectively, to the Member under the terms of the agreements. At December 31, 1999 and 2000, $8,750,000 and $21,370,000 was payable to the Member.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1999 AND 2000

    (b) GROUND SEGMENT AND TELEMETRY, TRACKING AND COMMAND PRODUCTS AND SERVICES CONTRACT

       On April 29, 1999, the Company entered into two agreements with a Member for obtaining certain satellite ground segment and telemetry, tracking and command products and services. The total aggregate commitment under these agreements, as amended, is approximately $511,500,000. This amount is due upon the completion of certain milestones. During the period from April 22, 1999 through December 31, 1999, and the year ended
       December 31, 2000, the Company paid approximately $51,300,000 and $81,400,000, respectively, to the Member under the terms of the agreements. At December 31, 2000, approximately $375,000 was payable to the Member.

    (c) SATELLITE APPLICATIONS INTERFACE AGREEMENT

       During 1999 and 2000, the Company entered into agreements with a Member for obtaining a satellite applications interface and payload emulators. The total commitment under the agreements is approximately $34,525,000, with an option to purchase up to $1,525,000 in additional support services. The amounts are due upon the completion of certain milestones or the delivery of optional support services. During the period from April 22, 1999 through December 31, 1999, and the year ended
       December 31, 2000, the Company paid approximately $4,700,000 and $18,220,000, respectively, to the Member under the terms of the agreements. At December 31, 1999 and 2000, approximately $700,000 and $1,410,000 was payable to the Member.

 (5) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 1999 and 2000:

                                                           1999        2000
                                                        ----------   ---------
Computer hardware and software........................  $  224,465     536,766
Furniture and fixtures................................   1,151,070   1,429,418
Machinery and equipment...............................     394,000     432,159
Leasehold improvements................................     574,572     606,520
                                                        ----------   ---------
                                                         2,344,107   3,004,863
Less accumulated depreciation and amortization........    (211,910)   (847,720)
                                                        ----------   ---------
                                                        $2,132,197   2,157,143
                                                        ==========   =========

 (6) EMPLOYEE BENEFIT PLAN

    On July 20, 1999, the Company adopted a profit sharing and savings plan (the "Plan") under Section 401(k) of the Internal Revenue Code. This Plan allows eligible employees to defer up to 20 percent of their annual compensation, subject to IRS rules and applicable limits to the Plan. During the period from April 22, 1999 through December 31, 1999, and the year ended
    December 31, 2000, the Company contributed four percent of each employee's annual compensation to the Plan, which amounted to approximately $124,000 and $345,000, respectively.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1999 AND 2000

 (7) LEASES

    The Company has noncancelable operating leases for office space and equipment that expire on various dates through 2005. The future minimum lease payments under these leases as of December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31,

2001....................................................  $1,417,064
2002....................................................   1,445,084
2003....................................................   1,380,017
2004....................................................   1,421,680
2005....................................................     728,611
                                                          ----------
                                                          $6,392,456
                                                          ==========

    Rent expense for the period from April 22, 1999 through December 31, 1999 and for the year ended December 31, 2000, was approximately $255,000 and $1,545,000, respectively.

 (8) UNIT OPTIONS

    The Company has a unit option plan which provides for the granting of options to employees of the Company to purchase Class B units. The Class B units are non-voting and are convertible into any class of securities that become registered during an initial public offering. The options vest over a five-year period and expire ten years after the date of grant. As of December 31, 2000, the Company had reserved 7,466,391 units for issuance under the plan.

    The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee unit options rather than the alternative fair value accounting method allowed by SFAS No. 123. APB No. 25 provides that compensation expense under variable plan accounting applicable to junior option plans is based upon the difference, if any, between the exercise price and the fair value of the Company's units when it becomes probable that the conversion of the non-voting units to the voting class will occur. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The following table summarizes unit option activity:

                                                            CLASS B     PRICE
                                                             UNITS     PER UNIT
                                                           ---------   --------
Balance at December 31, 1999.............................         --    $   --
Granted..................................................  3,932,000     10.00
Exercised................................................         --     10.00
Forfeited................................................   (419,000)    10.00
                                                           ---------    ------
Balance at December 31, 2000.............................  3,513,000    $10.00
                                                           =========    ======

    There were 239,100 options exercisable at December 31, 2000. There were 7,466,391 units reserved for issuance as of December 31, 2000. The weighted average exercise price of unit options granted during the year ended December 31, 2000 was $10.00. The weighted average remaining contractual life of the Company's unit options was approximately 9.5 years at December 31, 2000.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1999 AND 2000

    Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee unit options under the fair value method. The weighted average fair value of unit options granted during 2000 was $2.56 per share using the Black-Scholes option pricing model, with the following assumptions: expected dividend yield 0 percent, volatility 0 percent, average risk free interest rate
    6.01 percent, and expected life of five years. For purposes of pro forma disclosures, the estimated fair value of the unit options is amortized to expense over the unit options' vesting period. Had compensation expense for the unit options granted to employees been determined based on the fair value of the related unit options at the grant dates in accordance with SFAS No. 123, the Company's net loss for the year ended December 31, 2000 would have increased by the pro forma amount indicated below:

Net loss, as reported.......................................  $24,249,181
Net loss, pro forma.........................................  $25,678,088

 (9) COMMITMENTS

    During 2000, the Company entered into agreements with a contractor for end-user terminals and service provider gateway terminals. The total aggregate commitment and potential liability for failure to purchase minimum quantities under the agreements is approximately $87,300,000. This amount is due upon the completion of certain milestones. During the period from October 20, 2000 through the year ended December 31, 2000, the Company paid approximately $1,500,000 to the contractor under the terms of the agreements. At December 31, 2000, approximately $1,000,000 was payable to the contractor.

(10) SUBSEQUENT EVENTS

    On January 5, 2001, the Company's Members contributed an aggregate additional $286,770,000 in accordance with the subscription agreements for the purchase of Class A units previously committed to be purchased.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       LIBERTY SATELLITE & TECHNOLOGY, INC.

Dated March 30, 2001                                   By:              /s/ CARL E. VOGEL
                                                            -----------------------------------------
                                                                       Name: Carl E. Vogel
                                                                Title: Chief Executive Officer and
                                                                            President

    Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /s/ GARY S. HOWARD
     -------------------------------------------       Chairman of the Board and       March 30, 2001
                   Gary S. Howard                        Director

                  /s/ CARL E. VOGEL
     -------------------------------------------       Director, Chief Executive       March 30, 2001
                    Carl E. Vogel                        Officer and President

                /s/ ALAN M. ANGELICH
     -------------------------------------------       Director                        March 30, 2001
                  Alan M. Angelich

                /s/ ROBERT R. BENNETT
     -------------------------------------------       Director                        March 30, 2001
                  Robert R. Bennett

               /s/ WILLIAM H. BERKMAN
     -------------------------------------------       Director                        March 30, 2001
                 William H. Berkman

                 /s/ JOHN W. GODDARD
     -------------------------------------------       Director                        March 30, 2001
                   John W. Goddard

               /s/ J. CURT HOCKEMEIER
     -------------------------------------------       Director                        March 30, 2001
                 J. Curt Hockemeier

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Senior Vice President, Chief
               /s/ KENNETH G. CARROLL                    Financial Officer and
     -------------------------------------------         Treasurer (Principal          March 30, 2001
                 Kenneth G. Carroll                      Financial Officer)

                 /s/ MARK E. BURTON
     -------------------------------------------       Vice President (Chief           March 30, 2001
                   Mark E. Burton                        Accounting Officer)