Form 10-Q
period 2001-03-31
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2001-05-11
CIK 1022222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File Number:  0-21317


                      LIBERTY SATELLITE & TECHNOLOGY, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)


      State of Delaware                                   84-1299995
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


7600 East Orchard Road, Suite 330 South
        Englewood, Colorado                                 80111
----------------------------------------                    -----
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (303) 268-5440

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

         The number of shares outstanding of Liberty Satellite & Technology, Inc.'s common stock as of April 30, 2001, was:

                 Series A common stock - 65,473,956 shares; and
                    Series B common stock - 7,729,635 shares.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                 March 31,       December 31,
                                                                   2001              2000
                                                               ------------      ------------
                                                                    amounts in thousands
ASSETS
Current assets:
   Cash and cash equivalents (note 12)                         $     62,024           157,198
   Receivables and prepaid expenses                                     701             1,166
                                                               ------------      ------------
        Total current assets                                         62,725           158,364
                                                               ------------      ------------

Investments in affiliates accounted for using the equity
   method (note 5)                                                  416,448           341,559
Investments in available-for-sale securities and others
   (note 6)                                                         500,703           486,029
Support equipment and other assets, net                                 277               304
                                                               ------------      ------------

                                                               $    980,153           986,256
                                                               ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                       $        468               298

   Due to parent (note 7)
      Accrued interest                                                  294             1,703
      Other accrued expenses                                            131               470
                                                               ------------      ------------
        Total current liabilities                                       893             2,471
                                                               ------------      ------------


Note payable to parent (note 7)                                      48,411            54,982
Debt (note 8)                                                        52,003            35,003
Put option liability (note 6)                                        32,610            31,729
                                                               ------------      ------------
        Total liabilities                                           133,917           124,185
                                                               ------------      ------------

Minority interests in equity of consolidated subsidiaries           528,553           534,301
Redeemable preferred stock                                          198,057           196,614

Stockholders' Equity:
   Series A common stock, $1 par value; authorized
     185,000,000 shares; issued 65,471,095 in 2001 and
      65,469,595 in 2000                                             65,471            65,470
   Series B common stock, $1 par value; authorized
      30,000,000 shares; issued 7,732,496 in 2001 and
      7,733,996 in 2000                                               7,733             7,734
   Additional paid-in capital                                       917,765           926,678
   Accumulated other comprehensive income                            13,388            12,860
   Accumulated deficit                                             (884,406)         (881,261)
                                                               ------------      ------------
                                                                    119,951           131,481
   Series A common stock held in treasury, at cost (29,545
      shares)                                                          (325)             (325)
                                                               ------------      ------------
        Total stockholders' equity                                  119,626           131,156
                                                               ------------      ------------

Commitments and contingencies (note 12)
                                                               $    980,153           986,256
                                                               ============      ============


See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
                                                                 amounts in thousands,
                                                                except per share amounts
          Management fee revenue                            $        105                90

          Operating costs and expenses:
             Selling, general and administrative (notes
                  7 and 9)                                           781             1,218
             Stock compensation (note 10)                             49             2,388
             Depreciation                                             34                13
                                                            ------------      ------------
                                                                     864             3,619
                                                            ------------      ------------

                  Operating loss                                    (759)           (3,529)

          Other income (expense):
             Interest income                                         927               673
             Interest expense-parent                              (1,070)             (205)
             Interest expense-other                                 (621)             (137)
             Share of losses of affiliates                        (4,592)             (139)
             Unrealized gain on financial instruments              9,178                --
             Impairment of investments                           (37,694)               --
                                                            ------------      ------------
                                                                 (33,872)              192
                                                            ------------      ------------

                  Loss before income taxes and
                     minority interest                           (34,631)           (3,337)

          Income tax benefit                                         314                --
          Minority interest                                       31,172              (391)
                                                            ------------      ------------

                  Net loss                                        (3,145)           (3,728)

          Accretion of redeemable preferred stock                 (1,443)             (239)
          Dividends on redeemable preferred stock                 (7,500)           (1,250)
                                                            ------------      ------------

                  Net loss attributable to common
                     stockholders                           $    (12,088)           (5,217)
                                                            ============      ============

          Basic and diluted loss per common share
             (note 3)                                       $       (.17)             (.07)
                                                            ============      ============


See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                                   Three months ended
                                                                       March 31,
                                                             ------------------------------
                                                                 2001              2000
                                                             ------------      ------------
                                                                    amounts in thousands
          Net loss                                           $     (3,145)           (3,728)
                                                             ------------      ------------

          Other comprehensive income, net of tax

             Unrealized holding gains (losses)                       (424)           45,389

             Less reclassification adjustment for losses
                included in net earnings                              952                --

             Unrealized loss on share appreciation
                rights liability                                       --           (24,767)
                                                             ------------      ------------

                  Other comprehensive income                          528            20,622
                                                             ------------      ------------

                     Comprehensive income (loss)             $     (2,617)           16,894
                                                             ============      ============


See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

            Condensed Consolidated Statement of Stockholders' Equity

                        Three months ended March 31, 2001
                                   (unaudited)

                                                                              Accumulated
                                             Common Stock        Additional      other                                     Total
                                             ------------         paid-in    comprehensive  Accumulated    Treasury    stockholders'
                                         Series A    Series B     capital       income        deficit        stock        equity
                                         --------    --------     -------       ------        -------        -----        ------
                                                                          amounts in thousands
Balance at January 1, 2001              $   65,470       7,734      926,678         12,860     (881,261)        (325)       131,156

   Net loss                                     --          --           --             --       (3,145)          --         (3,145)
   Other comprehensive income                   --          --           --            528           --           --            528
   Accretion and dividends on
      redeemable preferred stock                --          --       (8,943)            --           --           --         (8,943)
   Recognition of stock compensation
      related to restricted stock awards        --          --           30             --           --           --             30
   Series B common stock exchanged for
      Series A common stock                      1          (1)          --             --           --           --             --
                                        ----------  ----------   ----------  -------------  -----------   ----------   ------------

Balance at March 31, 2001               $   65,471       7,733      917,765         13,388     (884,406)        (325)       119,626
                                        ==========  ==========   ==========  =============  ===========   ==========   ============


See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                               Three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             2001              2000
                                                                         ------------      ------------
                                                                               amounts in thousands
                                                                                    (see note 4)
Cash flows from operating activities:
   Net loss                                                              $     (3,145)           (3,728)
   Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation                                                               34                13
        Share of losses of affiliates                                           4,592               139
        Unrealized gain on financial instruments                               (9,178)               --
        Impairment of investments                                              37,694                --
        Minority interest                                                     (31,172)              391
        Deferred tax benefit                                                     (346)               --
        Stock compensation                                                         49             2,388
        Payments for stock compensation                                            --              (898)
        Other noncash charges                                                       2                31
        Changes in operating assets and liabilities, net
          of the effects of the Liberty transaction:
              Change in receivables and prepaid expenses                          421              (122)
              Change in accruals and payables                                  (1,577)            1,471
                                                                         ------------      ------------

                Net cash used by operating activities                          (2,626)             (315)
                                                                         ------------      ------------

Cash flows from investing activities:
   Investments in and advances to affiliates                                 (113,657)             (400)
   Capital expended for property and equipment                                    (10)              (36)
   Proceeds received in the Liberty transaction                                    --           249,620
                                                                         ------------      ------------

                Net cash provided (used) by investing activities             (113,667)          249,184
                                                                         ------------      ------------

Cash flows from financing activities:
   Borrowings of debt                                                          17,000                --
   Repayments of note payable to parent                                        (6,572)               --
   Contributions by minority owners of subsidiaries                            18,191               358
   Payments of preferred stock dividends                                       (7,500)               --
   Proceeds from exercise of stock options                                         --                40
                                                                         ------------      ------------

                Net cash provided by financing activities                      21,119               398
                                                                         ------------      ------------

                Net increase (decrease) in cash and cash equivalents          (95,174)          249,267

                Cash and cash equivalents:
                   Beginning of period                                        157,198             2,473
                                                                         ------------      ------------

                   End of period                                         $     62,024           251,740
                                                                         ============      ============


See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements


                                 March 31, 2001
                                   (unaudited)


(1)    BASIS OF PRESENTATION
       The accompanying consolidated financial statements include the accounts of Liberty Satellite & Technology, Inc. and those of all majority-owned or controlled subsidiaries, including the LSAT Joint Ventures described in note 2 ("LSAT" or the "Company"). All significant inter-company transactions have been eliminated.

       LSAT, a consolidated subsidiary of Liberty Media Corporation ("Liberty Media") since March 2000, is currently a holding company. As a holding company, LSAT has no significant direct operations. The Company (i) incurs general and administrative expenses to manage its interests in other companies and maintain its status as a publicly traded company and
       (ii) provides management services to Phoenixstar, Inc.

       The Company currently is pursuing strategic opportunities worldwide in the distribution of internet data and other content via satellite and related businesses. The Company is actively seeking to develop and/or acquire operating businesses related to, or complementary with, such strategy.

       The accompanying interim condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       Certain amounts have been reclassified for comparability with the 2001 presentation.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements


(2)    LIBERTY TRANSACTIONS
       On March 16, 2000, the Company completed two transactions (collectively, the "Liberty Transactions"), both of which closed simultaneously, with Liberty Media. Pursuant to the terms of the first transaction, the Company acquired a beneficial interest in 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock") with an aggregate market value on the closing date of $300 million in exchange for 150,000 shares of LSAT Series A Preferred Stock with a liquidation value of $150 million and 150,000 shares of LSAT Series B Preferred Stock ("Series B Preferred Stock") with a liquidation value of $150 million. The shares of Series B Preferred Stock have super voting rights which give Liberty Media voting control over the Company. Accordingly, since March 16, 2000, the Company has been a consolidated subsidiary of Liberty Media.

       Pursuant to the terms of the second transaction with Liberty Media, the Company (through its wholly-owned subsidiaries) became the managing member of two newly formed limited liability companies, Liberty Satellite, LLC ("LSAT LLC") and LSAT Astro LLC ("LSAT Astro," and together with LSAT LLC, the "LSAT Joint Ventures"). The Company contributed (i) its beneficial interest in 4,221,921 shares (as adjusted for a 3 for 1 stock split effective July 3, 2000) of General Motors Corporation Class H common stock ("GM Hughes Stock"), net of the GM Hughes Stock share appreciation right liability described in note 6, and
       (ii) its interest in JATO Communications Corp. to LSAT LLC in exchange for a 10.59% ownership interest in LSAT LLC. Liberty Media contributed cash and its interests in various satellite related assets, including an 86.01% ownership interest in LSAT Astro, to LSAT LLC in exchange for the remaining 89.41% ownership interest in LSAT LLC. As the Company is a consolidated subsidiary of Liberty Media, all of the assets contributed by the Company and Liberty Media to the LSAT Joint Ventures were recorded at their net book values at the date of contribution. In addition, LSAT acquired a 13.99% ownership interest in LSAT Astro in exchange for a $60 million note payable to Liberty Media.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements


(3)    LOSS PER COMMON SHARE
       The basic loss per common share is based on the weighted average number of shares outstanding during the period of 73,204,000 and 71,359,000 for the three months ended March 31, 2001 and 2000, respectively. Excluded from the computation of diluted loss per common share for the three months ended March 31, 2001 and 2000 are options and convertible securities to acquire 22,424,000 and 18,940,000 shares of LSAT common stock, respectively, because inclusion of such options and convertible securities would be anti-dilutive.

(4)    SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
       Cash paid for interest was $2,868,000 and $26,000 for the three months ended March 31, 2001 and 2000, respectively. Cash paid for income taxes was not significant during the three months ended March 31, 2001 and 2000, respectively.

       Significant non-cash investing and financing activities are as follows:

                                                          Three months ended
                                                              March 31,
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------
                                                         amounts in thousands
        Cash received in Liberty Transactions:
           Value of investments received             $         --      (649,385)
           Debt issued                                         --        60,000
           Deferred tax liability assumed                      --       114,628
           Redeemable preferred stock issued                   --       185,372
           Minority interests                                  --       539,005
                                                     ------------  ------------
                                                     $         --       249,620
                                                     ============  ============

(5)    INVESTMENTS IN AFFILIATES
       The following table reflects the Company's carrying amount of its investments accounted for using the equity method:

                                                          March 31,   December 31,
                                                            2001          2000
                                                        ------------  ------------
                                                           amounts in thousands
      ASTROLINK International LLC ("Astrolink") (a)     $    357,329       268,712
      Aerocast.com, Inc. ("Aerocast") (b)                     17,889        11,852
      Wildblue Communications, Inc. ("Wildblue") (c)          41,230        60,995
                                                        ------------  ------------

                                                            $416,448       341,559
                                                        ============  ============

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements


       The following table reflects the Company's share of losses of affiliates:

                                              Three Months ended March 31,
                                             ------------------------------
                                                 2001              2000
                                             ------------      ------------
                                                  amounts in thousands
            Astrolink                        $     (3,013)             (139)
            Aerocast                               (1,314)               --
            Wildblue                                 (265)               --
                                             ------------      ------------

                                             $     (4,592)             (139)
                                             ============      ============

       At March 31, 2001, the aggregate carrying amount of the Company's investments in its affiliates exceeded the Company's proportionate share of such affiliates' net assets by $16,197,000. Such excess is being amortized over a useful life of 5 years. Amortization aggregated $738,000 for the three months ended March 31, 2001, and is included in share of losses of affiliates.

       Summarized unaudited combined financial information for affiliates is as follows:

                                                  Three Months ended March 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
                                                      amounts in thousands
            COMBINED OPERATIONS
               Operating expenses                $    (15,168)             (733)
               Depreciation and amortization             (313)              (24)
               Other income                             3,256               315
                                                 ------------      ------------

               Net loss                          $    (12,225)             (442)
                                                 ============      ============

       (a) The Company owns a direct 13.99% interest in LSAT Astro and an indirect (through LSAT LLC) 86.01% interest in LSAT Astro. LSAT Astro owns an approximate 31.5% ownership interest in Astrolink. Astrolink is currently in its developmental stages, but intends to build a telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink currently plans to launch two satellites in late 2002 or early 2003 and intends to serve customers in North America and Europe. Additional spacecraft, if launched, could extend the network worldwide or could provide in-orbit backup.

       (b) During 2000, LSAT LLC invested $12.6 million in exchange for an approximate 37% ownership interest in Aerocast, and also received warrants to purchase additional shares of Aerocast preferred stock. LSAT LLC exercised such warrants in March 2001 for $7.35 million and increased its ownership interest in Aerocast to 47.5%. Aerocast is developing next generation streaming media technologies for broadband network operators and video content providers. Aerocast intends to utilize terrestrial and satellite platforms to distribute streaming media to businesses and consumers with high-speed internet access.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements


       (c) The Company, through LSAT LLC, owns an approximate 18% interest in Wildblue. Wildblue plans to build a Ka-band satellite network that will focus on providing broadband services to homes and small offices in North America and Latin America.

             During the first quarter of 2001, Wildblue announced that it was withdrawing its initial public offering due to continuing unfavorable conditions in the financial markets. As a result of such withdrawal, Wildblue is currently dependent upon its existing shareholders for the necessary funding to achieve its business plan. In light of the foregoing circumstances, the Company changed its method of accounting for its investment in Wildblue from the cost method to the equity method. The Company also determined that Wildblue experienced an other than temporary decline in value. As a result, the Company's cost basis of Wildblue was adjusted to its fair value. Such adjustment resulted in a realized loss of $19,500,000 and is included in impairment of investments in the accompanying condensed consolidated statement of operations.

(6)    INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES AND OTHERS
       Investments in available-for-sale securities and others are summarized as follows:

                                                         March 31,      December 31,
                                                           2001             2000
                                                       ------------     ------------
                                                             amounts in thousands
            Hughes Electronics Corporation (a)*        $     44,925           47,011
            Sprint Corporation PCS Group (b)*               285,059          278,489
            Various Latin American satellite
               companies ("Sky Latin America") (c)          141,707          127,605
            XM Satellite Radio Holdings, Inc.
               ("XMSR") (d)*                                 26,012           26,924
            Other                                             3,000            6,000
                                                       ------------     ------------

                                                       $    500,703          486,029
                                                       ============     ============

         * Denotes an investment carried as an available-for-sale security.

       (a) In April 1999 and in connection with its approval, as a stockholder of Phoenixstar, Inc. ("Phoenixstar"), of a sales agreement between Phoenixstar and Hughes Electronics Corporation ("Hughes"), a subsidiary of General Motors Corporation, and other matters, the Company received 4.221 million shares of GM Hughes Stock. All references herein to GM Hughes Stock reflect a 3-for-1 stock split effective July 3, 2000. As a condition to the receipt of the GM Hughes Stock, the Company issued Phoenixstar a share appreciation right (the "LSAT GMH SAR") granting Phoenixstar the right to any market price appreciation during the one-year period following the date of issuance, over an agreed strike price of $15.67. As noted above, LSAT contributed the shares of GM Hughes Stock to LSAT LLC, subject to the LSAT GMH SAR, in connection with the Liberty Transactions.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements


             Effective May 10, 2000, LSAT LLC sold 2.4 million shares of GM Hughes Stock for net cash proceeds of $74,243,000 (after fees and commissions of $717,000), and recognized a gain on sale of $36,643,000. LSAT LLC paid $65,721,000 of such cash proceeds to Phoenixstar to satisfy the LSAT GMH SAR, and recognized a loss of $65,721,000.

             The Company, through LSAT LLC, continues to hold 1,821,921 shares of GM Hughes Stock and accounts for such shares as available-for-sale. The closing price of GM Hughes Stock as of March 31, 2001 was $19.50.

             LSAT LLC has entered into a put spread collar with a financial institution with respect to its shares of GM Hughes Stock. The collar (i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At March 31, 2001, the fair value of the GM Hughes put spread collar was approximately $9,397,000, which represented an increase of $4,400,000 from December 31, 2000. Such increase is included in unrealized gain on financial instruments in the accompanying condensed consolidated statement of operations.

       (b) The Company acquired beneficial interest in 5,084,745 shares of Sprint PCS Stock as part of the Liberty Transactions. The Company accounts for such investment as an available-for-sale security. The closing share price of Sprint PCS Stock on March 31, 2001 was $19.00 per share.

             The trust holding the Sprint PCS Stock for LSAT's benefit has entered into an equity collar with a financial institution with respect to LSAT's Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. LSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or the Company. At March 31, 2001, the fair value of the PCS equity collar was approximately $188,449,000.

       (c) Represents the aggregate book basis of a number of different satellite television operators located in Mexico, Brazil, Chile, Colombia and Argentina. LSAT LLC has a 10% beneficial interest in each of the Sky Latin America businesses.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

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

       (d) XMSR, a publicly traded company, plans to transmit up to 100 national audio channels of music, news, talk, sports and children's programming from two satellites directly to vehicle, home and portable radios. LSAT LLC currently owns 1,000,000 shares of XMSR common stock representing an approximate 2% interest. The XMSR closing stock price as of March 31, 2001 was $6.94 per share.

             LSAT LLC has entered into an equity collar with a financial institution with respect to its shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At March 31, 2001, the fair value of the XMSR equity collar was approximately $19,075,000.

       During the year three months March 31, 2001, the Company determined that its investments in XMSR and Netbeam, Incorporated experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values at March 31, 2001. Such adjustments resulted in a realized loss of $18,194,000 and are included in impairment of investments in the accompanying condensed consolidated statement of operations.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

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

       Changes in the fair market value of the iBEAM Put Option subsequent to the iBEAM Closing Date are recognized as unrealized gains (losses) on financial instruments in the Company's consolidated statements of operations. During the three months ended March 31, 2001, LSAT LLC recorded an unrealized loss of $881,000 related to the iBEAM Put Option.

       Investments in available-for-sale securities are summarized as follows:

                                                       March 31,       December 31,
                                                         2001              2000
                                                     ------------      ------------
                                                           amounts in thousands
           Equity securities
               Fair value                            $    355,996           352,424
               Gross unrealized holding gains             223,905           205,550
               Gross unrealized holding losses           (225,002)         (224,794)

(7)    AMOUNTS DUE TO PARENT
       Certain general and administrative expenses are allocated to the Company by Liberty Media. Such allocations aggregated $120,000 for the three months ended March 31, 2001. In addition, the Company reimburses Liberty Media for certain expenses paid by Liberty Media on behalf of the Company. Accrued expense allocations and reimbursements are non-interest bearing, aggregated $131,000 at March 31, 2001, and are generally repaid monthly.

       On March 16, 2000, the Company entered into a $60,000,000 promissory note payable to Liberty Media in exchange for its interest in LSAT Astro. The note bears interest at Libor plus 2% (7.03% at March 31, 2001). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. Accrued interest aggregated $294,000 at March 31, 2001.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements


(8)    DEBT
       Effective September 29, 2000, the Company entered into a $35 million loan agreement, which was amended effective November 3, 2000 to allow for maximum borrowings of $303 million (the "PCS Loan Agreement"). The PCS Loan Agreement is secured by the Company's interest in the shares of Sprint PCS Stock the Company received in the Liberty Transactions and by the Sprint PCS equity collar described in note 6. Interest accrues at LIBOR (5.06% at March 31, 2001) and is payable monthly. The principal balance is due and payable March 10, 2003.

       The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At March 31, 2001, the fair value of the Company's debt approximated its carrying value.

(9)    TRANSACTIONS WITH RELATED PARTIES
       Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly fee. Such fees aggregated $105,000 and $90,000 for the three months ended March 31, 2001 and 2000, respectively. In addition, the Company allocates certain general and administrative expenses, such as rent and computer support, to Phoenixstar. Such allocations aggregated $24,000 and $44,000 during the three months ended March 31, 2001 and 2000, respectively and are reflected as a reduction of general and administrative expenses in the accompanying condensed consolidated statements of operations.

(10)   STOCK OPTIONS
       Certain officers and key employees of the Company are party to stock based compensation arrangements. Participants under the Company's plans hold options, some of which have tandem stock appreciation rights, which base compensation on the performance of the Company's stock. Stock compensation expense has been recorded in the accompanying consolidated financial statements pursuant to APB Opinion No. 25. Such amounts are subject to future adjustments based upon vesting and the market value of the Company's Series A Common Stock when the rights are exercised.

(11)   INCOME TAXES
       Pursuant to the Liberty Transactions described in note 2, the Company recorded an approximate $114 million deferred tax liability in connection with its investment in Sprint PCS Stock, which is accounted for as an available-for-sale security in the accompanying consolidated financial statements. Tax net operating losses are available to offset this future taxable income. Accordingly, a portion of the tax valuation allowance established as of December 31, 1999 for deferred tax assets was reversed. The Company accounted for the decrease in the tax valuation allowance as a direct increase to additional paid-in capital in the accompanying condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements


(12)   COMMITMENTS AND CONTINGENCIES
       Pursuant to the terms of the Liberty Transactions, Liberty Media contributed $249,620,000 in cash to LSAT Astro. The Company has used $ 192,760,000 of such cash since March 2000 to fund Astrolink capital calls and intends to use the remainder of such cash to fund a portion of Astrolink's 2001 capital requirements. LSAT and LSAT Astro assumed the commitment for such capital requirements in connection with the Liberty Transactions.

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

       The Company has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $109,000,000 at March 31, 2001. Currently, the Company is not certain of the likelihood of being required to perform under such guarantees.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with (i) the accompanying condensed consolidated financial statements of the Company, and (ii) the consolidated financial statements, and related notes thereto, of the Company, and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company is currently a holding company and has had no significant direct operations since April 1998. The Company (i) incurs general and administrative expenses to manage its interests in other companies and maintain its status as a publicly traded company and (ii) provides management services to Phoenixstar.

Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company provides legal, accounting and management services to Phoenixstar in exchange for a monthly fee. Such fees aggregated $105,000 and $90,000 during the three months ended March 31, 2001 and 2000, respectively. In addition, the Company allocates certain general and administrative expenses, such as rent and computer support, to Phoenixstar. Such allocations aggregated $24,000 and $44,000 during the three months ended March 31, 2001 and 2000, respectively, and are reflected as a reduction of general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company incurred general and administrative expenses of $781,000 and $1,218,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease is due primarily to a decrease in professional fees partially offset by an increase in salary and related payroll expenses. The decrease in professional fees is due to $800,000 in investment banking, legal and accounting fees that the Company incurred in connection with the Liberty Transactions in 2000. Such expenses were not incurred in 2001. The increase in salary and payroll expenses is due to additional employees in 2001, as compared to 2000.

The Company records estimated stock compensation pursuant to the intrinsic value method of Accounting Principles Board Opinion No. 25. Such estimate is subject to future adjustment based upon market value of the Company's stock.

The Company recognized interest income of $927,000 and $673,000 during the three months ended March 31, 2001 and 2000, respectively. Such income was earned primarily on the cash balance maintained by LSAT Astro which the Company acquired as part of the Liberty Transactions. It is anticipated that such LSAT Astro cash will be used to fund Astrolink capital calls during the second and third quarters of 2001, and accordingly, the Company expects that its future interest income will decrease from the amount earned in the first quarter of 2001.

During the three months ended March 31, 2001 and 2000, the Company recognized interest expense of $1,691,000 and $342,000, respectively. The increase in interest expense is the net effect of an increase in the Company's weighted average debt balance partially offset by a decrease in interest rates.

During the three months ended March 31, 2001 and 2000, the Company's share of losses of affiliates aggregated $4,592,000 and $139,000, respectively. The 2000 amount represents only a partial month for Astrolink, whereas the 2001 amount represents three months for Astrolink and Aerocast and one month for Wildblue. As Astrolink, Aerocast and Wildblue are in the development stage of their business, the Company does not expect its share of losses of affiliates will decrease in the foreseeable future.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

During the first quarter of 2001, the Company determined that certain of its investments had experienced other than temporary declines in value. As a result, the Company's cost bases of such investments were adjusted to their respective fair values at March 31, 2001. These adjustments resulted in a realized loss of $37,694,000, and are reflected as impairment of investments in the condensed consolidated statement of operations.

The Company recorded minority interest share of losses (earnings) aggregating $31,172,000 and $(391,000) during the three months ended March 31, 2001 and 2000, respectively. The change in minority interest share of losses from 2000 to 2001 is due to the impairment losses recorded by LSAT LLC in 2001.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company currently has no operating income or positive cash flow. During the three months ended March 31, 2001, the Company funded its operating and investing activities with a combination of contributions from Liberty Media and borrowings of debt.

During 2000, the Company entered into a $303 million loan agreement due 2003. Such facility, the PCS Loan Facility, is secured by the Company's interest in the Sprint PCS Stock and the Sprint PCS equity collar described below. Interest accrues at LIBOR and is payable monthly. The Company anticipates that it will use available borrowings under the PCS Loan Agreement to fund its investing and operating activities.

The trust holding the Sprint PCS Stock in which LSAT has beneficial interest has entered into an equity collar with a financial institution with respect to such Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. The trust simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or LSAT.

LSAT LLC has entered into a put spread collar with a financial institution with respect to its shares of GM Hughes Stock. The collar (i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the
1.8 million shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

LSAT LLC has also entered into an equity collar with a financial institution with respect to its shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC.

As the Company's equity collars are designated to specific shares of stock held by the Company, and the changes in the fair value of the equity collars are correlated with changes in the fair value of the underlying securities, the equity collars function as hedges. Accordingly, changes in the fair value of the equity collars are reported as a component of comprehensive income (in unrealized gains) along with the changes in the fair value of the underlying securities. The Company recognizes in earnings the ineffective portion of its equity collars. The Company's put spread collars do not function as hedges, and therefore changes in the fair value of the put spread collars are recorded as unrealized gains or losses on financial instruments in the Company's consolidated statements of operations.

Pursuant to the terms of the Liberty Transactions, Liberty Media contributed $249,620,000 in cash to LSAT Astro. The Company has used $192,760,000 of such cash since March 2000 to fund Astrolink capital calls and intends to use the remainder of such cash to fund a portion of Astrolink's 2001 capital requirements. LSAT and LSAT Astro assumed the commitment for such capital requirements in connection with the Liberty Transactions.

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

The Company has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $109,000,000 at March 31, 2001. Currently, the Company is not certain of the likelihood of being required to perform under such guarantees.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2001, the Company had $100,414,000 of variable-rate debt with a weighted-average interest rate of 6.01%. Accordingly, the Company is sensitive to market rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. All of such debt is due in 2003.

The Company also has price risk related to investments in marketable equity securities. The following table summarizes the market risk for the Company:

                                                   March 31, 2001                 December 31, 2000
                                   ----------------------------------     ----------------------------------
                                    Shares       Fair        Carrying      Shares        Fair       Carrying
                                    owned        Value        value        owned         value       value
                                   --------     --------     --------     --------     --------     --------
                                                             amounts in thousands
Equity price risk:
    GM Hughes Stock (1)               1,822     $ 35,527     $ 35,527        1,822     $ 42,013     $ 42,013
    Sprint PCS Stock (1)              5,085     $ 96,610     $ 96,610        5,085     $102,330     $102,330
    XMSR Stock (1)                    1,000     $  6,940     $  6,940        1,000     $ 16,000     $ 16,000


     (1) See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of the Company's equity collars and put spread collar related to its marketable equity securities.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


              (a)    Exhibit

                     10 - Promissory Note, dated March 16, 2000, between TCI Satellite Entertainment, Inc. and Liberty Media Corporation

              (b)    Reports on Form 8-K filed during quarter ended March 31,
                     2001:

                     None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LIBERTY SATELLITE & TECHNOLOGY, INC.



Date:  May 14, 2001             By:  /s/   Kenneth G. Carroll
                                  --------------------------------------
                                           Kenneth G. Carroll
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)