Form 10-Q
period 2001-06-30
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2001-08-10
CIK 1022222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M  10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

     The number of shares outstanding of Liberty Satellite & Technology, Inc.'s common stock as of July 31, 2001, was:

                 Series A common stock - 67,530,518 shares; and
                    Series B common stock - 7,718,786 shares.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                          June 30,       December 31,
                                                                           2001             2000
                                                                         ---------       ------------
                                                                           amounts in thousands
ASSETS
Current assets:
    Cash and cash equivalents (note 13)                                  $  20,738         157,198
    Receivables and prepaid expenses                                           726           1,166
                                                                         ---------       ---------
          Total current assets                                              21,464         158,364
                                                                         ---------       ---------
Investments in affiliates accounted for using the equity
    method (note 6)                                                        300,721         341,559
Investments in available-for-sale securities and others
    (note 7)                                                               514,549         486,029
Support equipment and other assets, net                                        237             304
                                                                         ---------       ---------
                                                                         $ 836,971         986,256
                                                                         =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                $     595             298
    Due to parent (note 8)
       Accrued interest                                                      1,145           1,703
       Other accrued expenses                                                   66             470
    Income taxes payable                                                     5,695              --
                                                                         ---------       ---------
          Total current liabilities                                          7,501           2,471
                                                                         ---------       ---------
Note payable to parent (note 8)                                             48,411          54,982
Debt (note 9)                                                               66,003          35,003
Put option liability (note 7)                                               34,189          31,729
                                                                         ---------       ---------
          Total liabilities                                                156,104         124,185
                                                                         ---------       ---------
Minority interests in equity of consolidated subsidiaries                  410,704         534,301
Redeemable preferred stock                                                 192,000         196,614

Stockholders' Equity:
    Series A common stock, $1 par value; authorized
       185,000,000 shares; issued 67,525,227 in 2001
       and 65,469,595 in 2000                                               67,525          65,470
    Series B common stock, $1 par value; authorized
       30,000,000 shares; issued 7,724,077 in 2001
       and 7,733,996 in 2000                                                 7,724           7,734
    Additional paid-in capital                                             914,354         926,678
    Accumulated other comprehensive income                                  13,551          12,860
    Accumulated deficit                                                   (924,666)       (881,261)
                                                                         ---------       ---------
                                                                            78,488         131,481
    Series A common stock held in treasury, at cost (29,545 shares)           (325)           (325)
                                                                         ---------       ---------
          Total stockholders' equity                                        78,163         131,156
                                                                         ---------       ---------
Commitments and contingencies (note 13)                                  $ 836,971         986,256
                                                                         =========       =========

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                       Three months ended            Six months ended
                                                          June 30,                       June 30,
                                                 -------------------------       -------------------------
                                                   2001             2000            2001            2000
                                                 ---------       ---------       ---------       ---------
                                                                   amounts in thousands,
                                                                 except per share amounts
Management fee revenue                           $     105             130             210             220
Operating costs and expenses:
   Selling, general and administrative
      (notes 8 and 10)                                 789           1,155           1,570           2,373
   Stock compensation (note 11)                         73          (5,175)            122          (2,787)
   Depreciation                                         28              27              62              40
                                                 ---------       ---------       ---------       ---------
                                                       890          (3,993)          1,754            (374)
                                                 ---------       ---------       ---------       ---------
      Operating income (loss)                         (785)          4,123          (1,544)            594
Other income (expense):
   Interest income                                     214           3,561           1,141           4,234
   Interest expense-parent                            (850)         (1,235)         (1,920)         (1,440)
   Interest expense-other                             (770)           (312)         (1,391)           (449)
   Share of losses of affiliates                  (161,504)         (1,967)       (166,096)         (2,106)
   Unrealized gain on financial instruments          4,824              --          14,002              --
   Impairment of investments                          (120)             --         (37,814)             --
   Gain on sale of GM Hughes stock (note 7)             --          36,643              --          36,643
   Loss on GM Hughes share
      appreciation rights (note 7)                      --         (65,721)             --         (65,721)
                                                 ---------       ---------       ---------       ---------
                                                  (158,206)        (29,031)       (192,078)        (28,839)
                                                 ---------       ---------       ---------       ---------
      Loss before income taxes and
         minority interest                        (158,991)        (24,908)       (193,622)        (28,245)

Income tax benefit (expense)                        (5,547)         15,402          (5,233)         15,402
Minority interest                                  124,278         (17,775)        155,450         (18,166)
                                                 ---------       ---------       ---------       ---------
      Net loss                                     (40,260)        (27,281)        (43,405)        (31,009)

Accretion of redeemable preferred stock             (1,443)         (1,432)         (2,886)         (1,671)
Dividends on redeemable preferred stock             (7,500)         (7,483)        (15,000)         (8,733)
                                                 ---------       ---------       ---------       ---------
      Net loss attributable to common
         stockholders                            $ (49,203)        (36,196)        (61,291)        (41,413)
                                                 =========       =========       =========       =========
Basic and diluted loss per common share
   (note 4)                                      $    (.67)           (.51)           (.84)           (.58)
                                                 =========       =========       =========       =========


See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                         Three months ended          Six months ended
                                                              June 30,                     June 30,
                                                     ------------------------      -----------------------
                                                       2001            2000          2001            2000
                                                     ---------      ---------      ---------      ---------
                                                                       amounts in thousands
Net loss                                             $(40,260)      $(27,281)       (43,405)       (31,009)
                                                     --------       --------       --------       --------
Other comprehensive income, net of tax
   Unrealized holding gains (losses)                      163        (21,685)          (261)        23,704
   Less reclassification adjustment for losses
      (gains) included in earnings                         --        (37,115)           952        (37,115)
   Unrealized gain (loss) on share appreciation
      rights liability                                     --          2,059             --        (22,708)
   Less reclassification adjustment for loss
      included in earnings                                 --         65,291             --         65,291
                                                     --------       --------       --------       --------
         Other comprehensive income                       163          8,550            691         29,172
                                                     --------       --------       --------       --------
            Comprehensive income (loss)              $(40,097)      $(18,731)       (42,714)        (1,837)
                                                     ========       ========       ========       ========

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

            Condensed Consolidated Statement of Stockholders' Equity

                         Six months ended June 30, 2001
                                   (unaudited)

                                                                           Accumulated
                                           Common Stock       Additional      other                                     Total
                                       --------------------     paid-in   comprehensive   Accumulated     Treasury   stockholders'
                                       Series A    Series B     capital      income         deficit        stock        equity
                                       --------    --------     --------  -------------   -----------     --------     --------
                                                                           amounts in thousands
Balance at January 1, 2001             $ 65,470       7,734      926,678       12,860       (881,261)        (325)     131,156
  Net loss                                   --          --           --           --        (43,405)          --      (43,405)
  Other comprehensive income                 --          --           --          691             --           --          691
  Accretion and dividends on
    redeemable preferred stock               --          --      (17,886)          --             --           --      (17,886)
  Issuance of Series A common stock
    for preferred stock dividends         2,045          --        5,455           --             --           --        7,500
  Recognition of stock compensation
    related to restricted stock
    awards, net of taxes                     --          --           75           --             --           --           75
  Issuance of common stock by
    affiliate                                --          --           32           --             --           --           32
  Series B common stock exchanged
    for Series A common stock                10         (10)          --           --             --           --           --
                                       --------    --------     --------     --------       --------     --------     --------
Balance at June 30, 2001               $ 67,525       7,724      914,354       13,551       (924,666)        (325)      78,163
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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                 Six months ended
                                                                                     June 30,
                                                                             -------------------------
                                                                               2001             2000
                                                                             ---------       ---------
                                                                                amounts in thousands
                                                                                    (see note 5)
Cash flows from operating activities:
    Net loss                                                                 $ (43,405)        (31,009)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation                                                              62              40
          Share of losses of affiliates                                        166,096           2,106
          Unrealized gain on financial instruments                             (14,002)             --
          Impairment of investments                                             37,814              --
          Gain on sale of GM Hughes stock                                           --         (36,643)
          Loss on GM Hughes share appreciation rights                               --          65,721
          Minority interest                                                   (155,450)         18,166
          Deferred tax benefit                                                    (494)        (15,402)
          Stock compensation                                                       122          (2,787)
          Payments for stock compensation                                           --          (2,436)
          Other noncash charges                                                     22              62
          Changes in operating assets and liabilities, net
             of the effects of the Liberty transaction:
                Change in receivables and prepaid expenses                         396          (1,360)
                Change in accruals and payables                                  5,031           1,992
                                                                             ---------       ---------
                   Net cash used by operating activities                        (3,808)         (1,550)
                                                                             ---------       ---------
Cash flows from investing activities:
    Investments in and advances to affiliates                                 (164,032)        (86,875)
    Capital expended for support equipment                                         (17)            (52)
    Proceeds received in the Liberty transaction                                    --         249,620
    Net proceeds from sale of GM Hughes stock                                       --          74,243
    Payment of GM Hughes share appreciation rights                                  --         (65,721)
                                                                             ---------       ---------
                   Net cash provided (used) by investing activities           (164,049)        171,215
                                                                             ---------       ---------
Cash flows from financing activities:
    Borrowings of debt                                                          31,000          18,600
    Repayments of note payable to parent                                        (6,572)         (3,666)
    Contributions by minority owners of subsidiaries                            21,969          36,359
    Payments of preferred stock dividends                                      (15,000)             --
    Proceeds from exercise of stock options                                         --             497
    Purchase of treasury stock                                                      --            (325)
                                                                             ---------       ---------
                   Net cash provided by financing activities                    31,397          51,465
                                                                             ---------       ---------
                   Net increase (decrease) in cash and cash equivalents       (136,460)        221,130
                   Cash and cash equivalents:
                      Beginning of period                                      157,198           2,473
                                                                             ---------       ---------
                      End of period                                          $  20,738         223,603
                                                                             =========       =========

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2001
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Liberty Satellite & Technology, Inc. and those of all majority-owned or controlled subsidiaries, including the LSAT Joint Ventures described in note 3 ("LSAT" or the "Company"). All significant inter-company transactions have been eliminated.

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

     The accompanying interim condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the six months ended June 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(2)  ACCOUNTING CHANGE

     Effective January 1, 2001, LSAT adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designed as a hedge, changes in the fair value of the derivative are recognized in earnings. Derivative gains and losses included in other comprehensive earnings are reclassified into earnings at the time the sale of the hedged item or transaction is recognized. The adoption of Statement 133 had no impact on LSAT's financial statements as of January 1, 2001.

     The company uses equity collars and put spread collars to manage fair value risk associated with certain investments. Derivative instruments are generally not used for speculative purposes. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions and does not anticipate nonperformance by any counter-party.

     For derivatives designated either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with Statement 133, had no impact on earnings for the six months ended June 30, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued during the six months ended June 30, 2001.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(3)  LIBERTY TRANSACTIONS

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(4)  LOSS PER COMMON SHARE

     The basic loss per common share is based on the weighted average number of shares outstanding during the period of 73,204,000 for each of the three and six month periods ended June 30, 2001; and 71,529,000 and 71,456,000 for the three and six months ended June 30, 2000, respectively. Excluded from the computation of diluted loss per common share for the six months ended June 30, 2001 and 2000 are options and convertible securities to acquire 22,569,000 and 13,683,000 shares of LSAT common stock, respectively, because inclusion of such options and convertible securities would be anti-dilutive.

(5)  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash paid for interest was $3,638,000 and $158,000 for the six months ended June 30, 2001 and 2000, respectively. Cash paid for income taxes was not significant during the six months ended June 30, 2001 and 2000.

     Significant non-cash investing and financing activities are as follows:

                                                     Six months ended
                                                        June 30,
                                                 ----------------------
                                                   2001          2000
                                                 --------      --------
                                                  amounts in thousands
     Cash received in Liberty Transactions:
         Value of investments received           $     --      (649,385)
         Debt issued                                   --        60,000
         Deferred tax liability assumed                --       114,628
         Redeemable preferred stock issued             --       185,372
         Minority interests                            --       539,005
                                                 --------      --------
                                                 $     --       249,620
                                                 ========      ========

(6)  INVESTMENTS IN AFFILIATES

     The following table reflects the Company's carrying amount of its investments accounted for using the equity method:

                                                         June 30,     December 31,
                                                           2001           2000
                                                         --------     -----------
                                                          amounts in thousands
     ASTROLINK International LLC ("Astrolink") (a)       $243,487       268,712
     Aerocast.com, Inc. ("Aerocast") (b)                   16,269        11,852
     Wildblue Communications, Inc. ("Wildblue") (c)        40,965        60,995
                                                         --------      --------
                                                         $300,721       341,559
                                                         ========      ========

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     The following table reflects the Company's share of losses of affiliates:

                    Six months ended June 30,
                    -------------------------
                      2001            2000
                    ---------       ---------
                       amounts in thousands
     Astrolink      $(162,144)         (2,106)
     Aerocast          (2,934)             --
     Wildblue          (1,018)             --
                    ---------       ---------
                    $(166,096)         (2,106)
                    =========       =========

     At June 30, 2001, the aggregate carrying amount of the Company's investments in its affiliates exceeded the Company's proportionate share of such affiliates' net assets by $9,708,000. Such excess is being amortized over a useful life of five years. Amortization aggregated $1,534,000 for the six months ended June 30, 2001, and is included in share of losses of affiliates.

     Summarized unaudited combined financial information for affiliates is as follows:

                                            Six months ended June 30,
                                            -------------------------
                                               2001            2000
                                            ---------       ---------
                                              amounts in thousands
     COMBINED OPERATIONS
         Operating expenses                 $(35,913)        (8,686)
         Depreciation and amortization          (749)          (171)
         Other income                          6,250          2,172
                                            --------       --------
         Net loss                           $(30,412)        (6,685)
                                            ========       ========

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

          During the second quarter of 2001, the Company determined that its investment in Astrolink experienced an other-than-temporary decline in value. Accordingly, the carrying amount of such investment was adjusted to its estimated fair value resulting in a realized loss of $155,000,000. Such loss is included in share of losses of affiliates.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     (b) During 2000, LSAT LLC invested $12.6 million in exchange for an approximate 37% ownership interest in Aerocast, and in March 2001, invested an additional $7.35 million increasing its ownership interest in Aerocast to approximately 47.5%. Aerocast is developing next generation streaming media technologies for broadband network operators and video content providers. Aerocast intends to utilize terrestrial and satellite platforms to distribute streaming media to businesses and consumers with high-speed internet access.

     (c) The Company, through LSAT LLC, owns an approximate 16% interest in Wildblue. Wildblue plans to build a Ka-band satellite network that will focus on providing broadband services to homes and small offices in North America and Latin America.

          During the first quarter of 2001, Wildblue announced that it was withdrawing its initial public offering due to continuing unfavorable conditions in the financial markets. As a result of such withdrawal, Wildblue is currently dependent upon its existing shareholders for the necessary funding to achieve its business plan. In light of the foregoing circumstances, the Company changed its method of accounting for its investment in Wildblue from the cost method to the equity method. The Company also determined that Wildblue experienced an other than temporary decline in value. As a result, the Company's cost basis of Wildblue was adjusted to its estimated fair value. Such adjustment resulted in a realized loss of $19,500,000 and is included in impairment of investments in the accompanying condensed consolidated statement of operations.

(7)  INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES AND OTHERS

     Investments in available-for-sale securities and others are summarized as follows:

                                                     June 30,    December 31,
                                                       2001         2000
                                                     --------    ------------
                                                      amounts in thousands
     Hughes Electronics Corporation (a)*             $ 46,688        47,011
     Sprint Corporation PCS Group (b)*                290,334       278,489
     Various Latin American satellite companies
        ("Sky Latin America") (c)                     146,672       127,605
     XM Satellite Radio Holdings, Inc.
        ("XMSR") (d)*                                  27,855        26,924
     Other                                              3,000         6,000
                                                     --------      --------
                                                     $514,549       486,029
                                                     ========      ========

     *    Denotes an investment carried as an available-for-sale security.

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

          The Company, through LSAT LLC, continues to hold 1,821,921 shares of GM Hughes Stock and accounts for such shares as available-for-sale. The closing price of GM Hughes Stock as of June 30, 2001 was $20.86.

          LSAT LLC has entered into a put spread collar with a financial institution with respect to its shares of GM Hughes Stock. The collar
          (i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At June 30, 2001, the fair value of the GM Hughes put spread collar was approximately $8,683,000, which represented an increase of $3,686,000 from December 31, 2000. Such increase is included in unrealized gain on financial instruments in the accompanying condensed consolidated statement of operations.

     (b) The Company acquired beneficial interest in 5,084,745 shares (the "Sprint PCS Shares") of Sprint PCS Stock as part of the Liberty Transactions. The Company accounts for such investment as an available-for-sale security. The closing share price of Sprint PCS Stock on June 30, 2001 was $24.15 per share.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

          The trust holding the Sprint PCS Stock for LSAT's benefit has entered into an equity collar (the "Sprint PCS Collar") with a financial institution with respect to LSAT's Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. LSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or the Company. At June 30, 2001, the fair value of the PCS equity collar was approximately $167,537,000.

          Effective May 9, 2001, LSAT transferred (i) its beneficial interest in the Sprint PCS Shares, (ii) the PCS Collar and (iii) the PCS Loan Agreement to LSAT LLC in exchange for two secured demand promissory notes in the aggregate principal amount of $224,226,000. Such notes bear interest at a rate of 6.5% per annum. As LSAT LLC is a consolidated subsidiary of LSAT, there was no effect on the Company's consolidated balance sheet on the date of the transaction.

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

     (d) XMSR, a publicly traded company, plans to transmit up to 100 national audio channels of music, news, talk, sports and children's programming from two satellites directly to vehicle, home and portable radios. LSAT LLC currently owns 1,000,000 shares of XMSR common stock representing an approximate 2% interest. The XMSR closing stock price as of June 30, 2001 was $16.20 per share.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

          LSAT LLC has entered into an equity collar with a financial institution with respect to its shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At June 30, 2001, the fair value of the XMSR equity collar was approximately $11,655,000.

          On June 27, 2001, LSAT LLC entered into an agreement to loan 1 million shares of XMSR to a third party. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $16,200,000 at June 30, 2001. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of .15% per annum. As of June 30, 2001, no shares of XMSR had been lent under this agreement.

     As the Company's equity collars are designated to specific shares of stock held by the Company, and the changes in the fair value of the equity collars are correlated with changes in the fair value of the underlying securities, the equity collars function as hedges. Accordingly, changes in the fair value of the equity collars are recognized in earnings as unrealized gains or losses on financial instruments along with the changes in the fair value of the underlying securities. The Company's put spread collars do not function as hedges, and therefore changes in the fair value of the put spread collars are recorded as unrealized gains or losses on financial instruments in the Company's consolidated statements of operations.

     During the year three months March 31, 2001, the Company determined that its investments in XMSR and Netbeam, Incorporated experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective estimated fair values at March 31, 2001. Such adjustments resulted in a realized loss of $18,314,000 and are included in impairment of investments in the accompanying condensed consolidated statement of operations.

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

     Changes in the fair market value of the iBEAM Put Option subsequent to the iBEAM Closing Date are recognized as unrealized gains (losses) on financial instruments in the Company's consolidated statements of operations. During the six months ended June 30, 2001, LSAT LLC recorded an unrealized loss of $2,460,000 related to the iBEAM Put Option.

     Investments in available-for-sale securities are summarized as follows:

                                               June 30,       December 31,
                                                 2001            2000
                                              ---------       ------------
                                                 amounts in thousands
     Equity securities
         Fair value                           $ 364,877         352,424
         Gross unrealized holding gains         196,544         205,550
         Gross unrealized holding losses       (210,219)       (224,794)

(8)  AMOUNTS DUE TO PARENT

     Certain general and administrative expenses are allocated to the Company by Liberty Media. Such allocations aggregated $238,000 for the six months ended June 30, 2001. In addition, the Company reimburses Liberty Media for certain expenses paid by Liberty Media on behalf of the Company. Accrued expense allocations and reimbursements are non-interest bearing, aggregated $65,000 at June 30, 2001, and are generally repaid monthly.

     On March 16, 2000, the Company entered into a $60,000,000 promissory note payable to Liberty Media in exchange for its interest in LSAT Astro. The note bears interest at Libor plus 2% (7.03% at June 30, 2001). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. Accrued interest aggregated $1,145,000 at June 30, 2001.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(9)  DEBT

     Effective September 29, 2000, the Company entered into a $35 million loan agreement, which was amended effective November 3, 2000 to allow for maximum borrowings of $303 million (the "PCS Loan Agreement"). The PCS Loan Agreement is secured by the Company's interest in the shares of Sprint PCS Stock the Company received in the Liberty Transactions and by the Sprint PCS equity collar described in note 7. Interest accrues at LIBOR (5.05% at June 30, 2001) and is payable monthly. The principal balance is due and payable March 10, 2003.

     The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At June 30, 2001, the fair value of the Company's debt approximated its carrying value.

(10) TRANSACTIONS WITH RELATED PARTIES

     Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly fee. Such fees aggregated $210,000 and $220,000 for the six months ended June 30, 2001 and 2000, respectively. In addition, the Company allocates certain general and administrative expenses, such as rent and computer support, to Phoenixstar. Under the current management agreement, expense allocations are limited to $5,000 per month beginning in February 2001. Such allocations aggregated $39,000 and $90,000 during the six months ended June 30, 2001 and 2000, respectively and are reflected as a reduction of general and administrative expenses in the accompanying condensed consolidated statements of operations.

(11) STOCK OPTIONS

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

(12) INCOME TAXES

     Pursuant to the Liberty Transactions described in note 3, the Company recorded an approximate $114 million deferred tax liability in connection with its investment in Sprint PCS Stock, which is accounted for as an available-for-sale security in the accompanying consolidated financial statements. Tax net operating losses are available to offset this future taxable income. Accordingly, a portion of the tax valuation allowance established as of December 31, 1999 for deferred tax assets was reversed. The Company accounted for the decrease in the tax valuation allowance as a direct increase to additional paid-in capital in the accompanying condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(13) COMMITMENTS AND CONTINGENCIES

     Pursuant to the terms of the Liberty Transactions, Liberty Media contributed $249,620,000 in cash to LSAT Astro. The Company has used $238,050,000 of such cash since March 2000 to fund Astrolink capital calls and intends to use the remainder of such cash to fund a portion of Astrolink's 2001 capital requirements. LSAT and LSAT Astro assumed the commitment for such capital requirements in connection with the Liberty Transactions.

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

     LSAT LLC has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $109,000,000 at June 30, 2001. Currently, LSAT LLC is not certain of the likelihood of being required to perform under such guarantees.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (CONTINUED)

Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company provides legal, accounting and management services to Phoenixstar in exchange for a monthly fee. Such fees aggregated $210,000 and $220,000 during the six months ended June 30, 2001 and 2000, respectively. In addition, the Company allocates certain general and administrative expenses, such as rent and computer support, to Phoenixstar. Under the current management agreement, expense allocations are limited to $5,000 per month beginning in February 2001. Such allocations aggregated $39,000 and $90,000 during the six months ended June 30, 2001 and 2000, respectively, and are reflected as a reduction of general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company incurred general and administrative expenses of $1,570,000 and $2,373,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease is due primarily to a decrease in professional fees due to $800,000 in investment banking, legal and accounting fees that the Company incurred in connection with the Liberty Transactions in 2000. Such expenses were not incurred in 2001.

The Company records estimated stock compensation pursuant to the intrinsic value method of Accounting Principles Board Opinion No. 25. Such estimate is subject to future adjustment based upon market value of the Company's stock.

The Company recognized interest income of $1,141,000 and $4,234,000 during the six months ended June 30, 2001 and 2000, respectively. Such income was earned primarily on the cash balance maintained by LSAT Astro which the Company acquired as part of the Liberty Transactions. As primarily all of such LSAT Astro cash had been used to fund Astrolink capital calls as of June 30, 2001, the Company does not expect to generate significant interest income in the future.

During the six months ended June 30, 2001 and 2000, the Company recognized interest expense of $3,311,000 and $1,889,000 respectively. The increase in interest expense is the net effect of an increase in the Company's weighted average debt balance partially offset by a decrease in interest rates.

During the six months ended June 30, 2001 and 2000, the Company's share of losses of affiliates aggregated $166,096,000 and $2,106,000, respectively. The 2000 amount represents only four months for Astrolink, whereas the 2001 amount represents six months for Astrolink and Aerocast and four months for Wildblue. In addition, the 2001 amount includes an adjustment to the carrying amount for Astrolink aggregating $155,000,000. As Astrolink, Aerocast and Wildblue are in the development stage of their business, the Company does not expect its share of losses of affiliates will decrease in the foreseeable future.

During the first quarter of 2001, the Company determined that certain of its cost investments had experienced other than temporary declines in value. As a result, the Company's cost bases of such investments were adjusted to their respective estimated fair values at March 31, 2001. These adjustments resulted in a realized loss of $37,814,000, and are reflected as impairment of investments in the condensed consolidated statement of operations.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (CONTINUED)

The Company recorded minority interest share of losses (earnings) aggregating $155,450,000 and $(18,166,000) during the six months ended June 30, 2001 and 2000, respectively. The 2000 amount is due to the gain recorded by LSAT LLC on the GM Hughes transaction, whereas the 2001 amount is due to the impairment losses recorded by LSAT LLC.

The Company's tax expense for the three months ended June 30, 2001 is primarily attributable to the federal alternative minimum tax that is payable in connection with the transfer of the Sprint PCS Shares to LSAT LLC discussed in note 7.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company currently has no operating income or positive cash flow. During the six months ended June 30, 2001, the Company funded its operating and investing activities with a combination of contributions from Liberty Media and borrowings of debt.

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

As the Company's equity collars are designated to specific shares of stock held by the Company, and the changes in the fair value of the equity collars are correlated with changes in the fair value of the underlying securities, the equity collars function as hedges. Accordingly, changes in the fair value of the equity collars are recognized in earnings as unrealized gains or losses on financial instruments along with the changes in the fair value of the underlying securities. The Company's put spread collars do not function as hedges, and therefore changes in the fair value of the put spread collars are recorded as unrealized gains or losses on financial instruments in the Company's consolidated statements of operations.

On June 27, 2001, LSAT LLC entered into an agreement to loan 1 million shares of XMSR to a third party. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $16,200,000 at June 30, 2001. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of .15% per annum. As of June 30, 2001, no shares of XMSR had been lent under this agreement.

Pursuant to the terms of the Liberty Transactions, Liberty Media contributed $249,620,000 in cash to LSAT Astro. The Company has used $238,050,000 of such cash since March 2000 to fund Astrolink capital calls and intends to use the remainder of such cash to fund a portion of Astrolink's 2001 capital requirements. LSAT and LSAT Astro assumed the commitment for such capital requirements in connection with the Liberty Transactions.

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

LSAT LLC has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $109,000,000 at June 30, 2001. Currently, LSAT LLC is not certain of the likelihood of being required to perform under such guarantees.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2001, the Company had $114,414,000 of variable-rate debt with a weighted-average interest rate of 5.89%. Accordingly, the Company is sensitive to market rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. All of such debt is due in 2003.

The Company also has price risk related to investments in marketable equity securities. The following table summarizes the market risk for the Company:

                                           June 30, 2001                            December 31, 2000
                                 ----------------------------------        ---------------------------------
                                 Shares       Fair         Carrying        Shares      Fair         Carrying
                                 owned        value         owned          value       value          value
                                 -----        ------        ------         -----      --------      --------
                                                            amounts in thousands
Equity price risk:
    GM Hughes Stock (1)          1,822        38,005        38,005         1,822      $ 42,013      $ 42,013
    Sprint PCS Stock (1)         5,085       122,797       122,797         5,085      $102,330      $102,330
    XMSR Stock (1)               1,000        16,200        16,200         1,000      $ 16,000      $ 16,000

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          None

     (b)  Report on Form 8-K filed during quarter ended June 30, 2001:

          Date of Report      Items Filed         Financial Statements Filed
          --------------      -----------         --------------------------
          May 10, 2001          Item 2            Liberty Satellite & Technology, Inc. -- Pro
                                                  forma financial information

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LIBERTY SATELLITE & TECHNOLOGY, INC.



Date: August 10, 2001                  By: /s/ Kenneth G. Carroll
                                           -------------------------
                                           Kenneth G. Carroll
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)