Form 10-Q
period 2001-09-30
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2001-11-14
CIK 1022222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2001

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

         12300 Liberty Boulevard
          Englewood, Colorado                             80112
----------------------------------------         ----------------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (720) 875-5400

           7600 E. Orchard Road, Suite 330-South, Englewood, Colorado
           ----------------------------------------------------------
                           Registrant's former address

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      The number of shares outstanding of Liberty Satellite & Technology, Inc.'s common stock as of October 31, 2001, was:

                 Series A common stock - 67,531,018 shares; and
                    Series B common stock - 7,718,286 shares.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                September 30,   December 31,
                                                                    2001            2000
                                                                -------------   ------------
                                                                    amounts in thousands
ASSETS
Current assets:
   Cash and cash equivalents                                     $   6,051         157,198
   Restricted cash (note 7)                                          4,300              --
   Receivables and prepaid expenses                                    897           1,166
                                                                 ---------       ---------
        Total current assets                                        11,248         158,364
                                                                 ---------       ---------
Investments in affiliates accounted for using the equity
   method (note 6)                                                 304,737         341,559
Investments in available-for-sale securities and other cost
   investments (note 7)                                            532,969         486,029
Support equipment and other assets, net                                 29             304
                                                                 ---------       ---------
                                                                 $ 848,983         986,256
                                                                 =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                         $   1,529             298
   Due to parent (note 9)
      Accrued interest                                                 268           1,703
      Other accrued expenses                                           130             470
   Income taxes payable                                              5,701              --
                                                                 ---------       ---------
        Total current liabilities                                    7,628           2,471
                                                                 ---------       ---------

Noncurrent amounts due to parent (note 9)                           54,089          54,982
Debt (note 10)                                                      67,503          35,003
Securities lending agreement (note 7)                                4,300              --
Put option liability (note 7)                                       38,537          31,729
                                                                 ---------       ---------
        Total liabilities                                          172,057         124,185
                                                                 ---------       ---------
Minority interests in equity of consolidated subsidiaries          407,827         534,301
Redeemable preferred stock                                         200,943         196,614

Stockholders' Equity:
   Series A common stock, $1 par value; authorized
      185,000,000 shares; issued 67,531,018 in 2001 and
      65,469,595 in 2000                                            67,531          65,470
   Series B common stock, $1 par value; authorized
      30,000,000 shares; issued 7,718,286 in 2001 and
      7,733,996 in 2000                                              7,718           7,734
   Additional paid-in capital                                      905,456         926,678
   Accumulated other comprehensive income                           12,653          12,860
   Accumulated deficit                                            (924,877)       (881,261)
                                                                 ---------       ---------
                                                                    68,481         131,481

   Series A common stock held in treasury, at cost
      (29,545 shares)                                                 (325)           (325)
                                                                 ---------       ---------
        Total stockholders' equity                                  68,156         131,156
                                                                 ---------       ---------
Commitments and contingencies (note 14)
                                                                 $ 848,983         986,256
                                                                 =========       =========

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                Three months ended             Nine months ended
                                                   September 30,                 September 30,
                                              -----------------------       -----------------------
                                                2001           2000           2001           2000
                                              --------       --------       --------       --------
                                                              amounts in thousands,
                                                            except per share amounts
Management fee revenue (note 11)              $    105            120            315            340

Operating costs and expenses:
   Selling, general and administrative
      (notes 9 and 11)                           1,674            660          3,244          3,033
   Stock compensation (note 12)                     73            542            195         (2,245)
   Depreciation                                     22             29             84             69
                                              --------       --------       --------       --------
                                                 1,769          1,231          3,523            857
                                              --------       --------       --------       --------

         Operating loss                         (1,664)        (1,111)        (3,208)          (517)

Other income (expense):
   Interest income                                 263          3,055          1,404          7,289
   Interest expense-parent                        (864)        (1,292)        (2,784)        (2,732)
   Interest expense-other                         (586)          (514)        (1,977)          (963)
   Share of losses of affiliates                (7,554)        (2,394)      (173,650)        (4,500)
   Unrealized gains on financial
instruments, net (notes 2 and 7)                11,812             --         25,814             --
   Other-than-temporary decline in fair
      value of investments                          --             --        (37,814)            --
   Gain on sale of GM Hughes stock
      (note 7)                                      --             --             --         36,643
   Loss on GM Hughes share
      appreciation rights (note 7)                  --             --             --        (65,721)
   Loss on disposition (note 8)                   (188)            --           (188)            --
                                              --------       --------       --------       --------
                                                 2,883         (1,145)      (189,195)       (29,984)
                                              --------       --------       --------       --------

         Earnings (loss) before income
            taxes and minority interest          1,219         (2,256)      (192,403)       (30,501)

Income tax benefit (expense)                      (649)        (8,946)        (5,882)         6,456
Minority interest                                 (781)          (442)       154,669        (18,608)
                                              --------       --------       --------       --------

         Net loss                                 (211)       (11,644)       (43,616)       (42,653)

Accretion of redeemable preferred stock         (1,443)        (1,432)        (4,329)        (3,104)
Dividends on redeemable preferred stock         (7,500)        (7,500)       (22,500)       (16,233)
                                              --------       --------       --------       --------

         Net loss attributable to common
            stockholders                      $ (9,154)       (20,576)       (70,445)       (61,990)
                                              ========       ========       ========       ========

Basic and diluted loss per common share
   (note 4)                                   $   (.12)          (.29)          (.95)          (.86)
                                              ========       ========       ========       ========

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

             Condensed Consolidated Statements of Comprehensive Loss
                                   (unaudited)

                                                      Three months ended           Nine months ended
                                                         September 30,                September 30,
                                                     ---------------------       ---------------------
                                                       2001          2000          2001          2000
                                                     --------      --------      --------      --------
                                                                    amounts in thousands
Net loss                                             $  (211)      (11,644)      (43,616)      (42,653)
                                                     -------       -------       -------       -------

Other comprehensive income, net of tax
   Unrealized holding gains (losses)                    (898)      (17,589)       (1,159)        6,114
   Less reclassification adjustment for
       losses (gains) included in earnings                --            --           952       (37,115)
   Unrealized loss on share appreciation rights
       liability                                          --            --            --       (22,708)
   Less reclassification adjustment for
       loss included in earnings                          --            --            --        65,291
                                                     -------       -------       -------       -------
       Other comprehensive income
           (loss)                                       (898)      (17,589)         (207)       11,582
                                                     -------       -------       -------       -------
           Comprehensive loss                        $(1,109)      (29,233)      (43,823)      (31,071)
                                                     =======       =======       =======       =======

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

            Condensed Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 2001
                                   (unaudited)

                                                                                Accumulated
                                               Common Stock        Additional      other                                  Total
                                           --------------------     paid-in    comprehensive  Accumulated   Treasury   stockholders'
                                           Series A    Series B     capital        income       deficit      stock        equity
                                           --------    --------    ----------  -------------  -----------   --------   -------------
                                                                           amounts in thousands
Balance at January 1, 2001                 $ 65,470       7,734      926,678        12,860     (881,261)        (325)      131,156

  Net loss                                       --          --           --            --      (43,616)          --       (43,616)
  Other comprehensive loss                       --          --           --          (207)          --           --          (207)
  Accretion and dividends on
    redeemable preferred stock                   --          --      (26,829)           --           --           --       (26,829)
  Issuance of Series A common stock for
    preferred stock dividends                 2,045          --        5,455            --           --           --         7,500
  Recognition of stock compensation
    related to restricted stock awards,
    net of taxes                                 --          --          120            --           --           --           120
  Issuance of common stock by affiliate          --          --           32            --           --           --            32
  Series B common stock exchanged for
    Series A common stock                        16         (16)          --            --           --           --            --
                                           --------    --------     --------      --------     --------     --------      --------

Balance at September 30, 2001              $ 67,531       7,718      905,456        12,653     (924,877)        (325)       68,156
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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                            --------------------------
                                                                               2001            2000
                                                                            ----------      ----------
                                                                               amounts in thousands
                                                                                   (see note 5)
Cash flows from operating activities:
   Net loss                                                                 $ (43,616)        (42,653)
   Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation                                                              84              69
         Stock compensation                                                       195          (2,245)
         Payments for stock compensation                                           --          (2,436)
         Share of losses of affiliates                                        173,650           4,500
         Unrealized gain on financial instruments                             (25,814)             --
         Other-than-temporary decline in fair value of investments             37,814              --
         Gain on sale of GM Hughes stock                                           --         (36,643)
         Loss on GM Hughes share appreciation rights                               --          65,721
         Minority interest                                                   (154,669)         18,608
         Deferred tax expense (benefit)                                            33          (6,456)
         Other noncash charges                                                    210              94
         Changes in operating assets and liabilities, net
            of the effects of the Liberty transaction:
               Change in receivables and prepaid expenses                         225          (1,115)
               Change in accruals and payables                                  5,158             665
                                                                            ---------       ---------

                  Net cash used by operating activities                        (6,730)         (1,891)
                                                                            ---------       ---------

Cash flows from investing activities:

   Investments in and advances to affiliates                                 (191,580)       (148,345)
   Capital expended for support equipment                                         (20)            (52)
   Proceeds received in the Liberty transaction                                    --         249,620
   Net proceeds from sale of GM Hughes stock                                       --          74,243
   Payment of GM Hughes share appreciation rights                                  --         (65,721)
                                                                            ---------       ---------

                  Net cash provided (used) by investing activities           (191,600)        109,745
                                                                            ---------       ---------

Cash flows from financing activities:

   Borrowings of debt                                                          32,500          55,103
   Repayments of note payable to parent                                        (6,572)         (5,018)
   Contributions by minority owner                                             30,577          47,689
   Advances from minority owner                                                 5,678              --
   Payments of preferred stock dividends                                      (15,000)             --
   Proceeds from exercise of stock options                                         --             497
   Purchase of treasury stock                                                      --            (325)
                                                                            ---------       ---------

                  Net cash provided by financing activities                    47,183          97,946
                                                                            ---------       ---------

                  Net increase (decrease) in cash and cash equivalents       (151,147)        205,800

                  Cash and cash equivalents:
                     Beginning of period                                      157,198           2,473
                                                                            ---------       ---------

                     End of period                                          $   6,051         208,273
                                                                            =========       =========

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2001
                                   (unaudited)

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

      The accompanying interim condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the nine months ended September 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(2)   ACCOUNTING CHANGE

      Effective January 1, 2001, LSAT adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Derivative gains and losses included in other comprehensive earnings are reclassified into earnings at the time the sale of the hedged item or transaction is recognized. The adoption of Statement 133 had no impact on LSAT's financial statements as of January 1, 2001.

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

      For derivatives designated either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with Statement 133, had no impact on earnings for the nine months ended September 30, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued during the nine months ended September 30, 2001.

      For the nine months ended September 30, 2001, unrealized gains on financial instruments include a $10,989,000 gain related to derivatives not designated as hedging instruments, a $21,633,000 gain related to changes in the time value of fair value hedges and a $6,808,000 loss related to the iBEAM put option.

(3)   LIBERTY TRANSACTIONS

      On March 16, 2000, the Company completed two transactions (collectively, the "Liberty Transactions") with Liberty Media. Pursuant to the terms of the first transaction, the Company acquired a beneficial interest in 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock") with an aggregate market value on the closing date of $300 million in exchange for 150,000 shares of LSAT Series A Preferred Stock with a liquidation value of $150 million and 150,000 shares of LSAT Series B Preferred Stock ("Series B Preferred Stock") with a liquidation value of $150 million. The shares of Series

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      B Preferred Stock have super voting rights which give Liberty Media voting control over the Company. Accordingly, since March 16, 2000, the Company has been a consolidated subsidiary of Liberty Media.

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

(4)   LOSS PER COMMON SHARE

      The basic loss per common share is based on net loss attributable to common stockholders divided by the weighted average number of shares outstanding during the period of 75,249,000 and 74,022,000 for the three and nine months ended September 30, 2001 respectively; and 71,529,000 and 71,456,000 for the three and nine months ended September 30, 2000, respectively. Excluded from the computation of diluted loss per common share for the nine months ended September 30, 2001 and 2000 are options and convertible securities to acquire 22,626,000 and 16,536,000 shares of LSAT common stock, respectively, because inclusion of such options and convertible securities would be anti-dilutive.

(5)   SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

      Cash paid for interest was $6,161,000 and $2,865,000 for the nine months ended September 30, 2001 and 2000, respectively. Cash paid for income taxes was not significant during the nine months ended September 30, 2001 and 2000.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      Significant non-cash investing and financing activities are as follows:

                                                     Nine months ended
                                                       September 30,
                                                --------------------------
                                                   2001            2000
                                                ----------      ----------
                                                   amounts in thousands
      Cash received in Liberty Transactions:
        Value of investments received           $      --        (649,385)
        Debt issued                                    --          60,000
        Deferred tax liability assumed                 --         114,628
        Redeemable preferred stock issued              --         185,372
        Minority interests                             --         539,005
                                                ---------       ---------
                                                $      --         249,620
                                                =========       =========

(6)   INVESTMENTS IN AFFILIATES

      The following table reflects the Company's carrying amount of its investments accounted for using the equity method:

                                                     September 30,  December 31,
                                                          2001          2000
                                                     -------------  ------------
                                                         amounts in thousands
      ASTROLINK International LLC ("Astrolink") (a)     $249,868       268,712
      Aerocast.com, Inc. ("Aerocast") (b)                 14,112        11,852
      Wildblue Communications, Inc. ("Wildblue") (c)      40,757        60,995
                                                        --------      --------
                                                        $304,737       341,559
                                                        ========      ========

      The following table reflects the Company's share of losses of affiliates:

                                                    Nine months ended
                                                      September 30,
                                              ----------------------------
                                                2001                2000
                                              --------            --------
                                                   amounts in thousands
      Astrolink                               $167,334               4,379
      Aerocast                                   5,091                 121
      Wildblue                                   1,225                  --
                                              --------            --------
                                              $173,650               4,500
                                              ========            ========

      At September 30, 2001, the aggregate carrying amount of the Company's investments in its affiliates exceeded the Company's proportionate share of such affiliates' net assets by $9,188,000. Such excess is being amortized over a useful life of five years. Amortization aggregated $2,054,000 for the nine months ended September 30, 2001, and is included in share of losses of affiliates.

      (a) The Company owns a direct 13.99% interest in LSAT Astro and an indirect (through LSAT LLC) 86.01% interest in LSAT Astro. LSAT Astro

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

            owns an approximate 31.5% ownership interest in Astrolink. Astrolink is currently in its developmental stages, but intends to build a telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink currently plans to launch two satellites in early 2003 and intends to serve customers in North America and Europe. Additional spacecraft, if launched, could extend the network worldwide or could provide in-orbit backup.

            During the second quarter of 2001, the Company determined that its investment in Astrolink experienced an other-than-temporary decline in value. Accordingly, the carrying amount of such investment was adjusted to its estimated fair value resulting in a realized loss of $155,000,000. Such loss is included in share of losses of affiliates.

            Astrolink's current business plan requires approximately $2.4 billion in additional financing over the next several years, including approximately $830 million in 2002. Subsequent to September 30, 2001, one of the members of Astrolink informed Astrolink that it does not intend to provide any of Astrolink's required financing. In light of this decision, Astrolink is considering several alternatives with respect to its proposed business plan, including, but not limited to, seeking alternative funding sources, scaling back their proposed business plan, and liquidating the venture entirely. There can be no assurance that Astrolink will be able to obtain the necessary financing on acceptable terms, or that they will be able to fulfill the business plan as originally proposed, or at all. In the event that the venture is liquidated, LSAT anticipates that is would record an additional writedown of its investment.

            Summarized unaudited financial information for Astrolink is as follows:

                                                       Nine months ended
                                                         September 30,
                                                   -----------------------
                                                     2001           2000
                                                   --------       --------
                                                     amounts in thousands
            COMBINED OPERATIONS
                Operating expense                  $(44,026)       (17,458)
                Depreciation and amortization          (580)          (337)
                Other income                          7,908          3,893
                                                   --------       --------
                      Net loss                     $(36,698)       (13,902)
                                                   ========       ========

      (b) During 2000, LSAT LLC invested $12.6 million in exchange for an ownership interest in Aerocast, and in March 2001, invested an additional $7.35 million increasing its ownership interest in Aerocast to approximately 45.5%. Aerocast is developing next generation streaming media technologies for broadband network operators and video content providers. Aerocast intends to utilize terrestrial and satellite platforms to distribute streaming media to businesses and consumers with high-speed internet access.

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

            During the first quarter of 2001, Wildblue announced that it was withdrawing its initial public offering due to continuing unfavorable conditions in the financial markets. As a result of such withdrawal, Wildblue is currently dependent upon its existing shareholders for the necessary funding to achieve its business plan. In light of the foregoing circumstances, the Company determined that Wildblue experienced an other than temporary decline in value. As a result, the Company's cost basis of Wildblue was adjusted to its estimated fair value. Such adjustment resulted in a realized loss of $19,500,000 and is included in impairment of investments in the accompanying condensed consolidated statement of operations. In addition, the Company began recording its share of Wildblue's losses in order to approximate changes in the value of the Company's investment.

      Summarized unaudited combined financial information for affiliates other than Astrolink is as follows:

                                                     Nine months ended
                                                       September 30,
                                                 ------------------------
                                                   2001             2000
                                                 --------        --------
                                                   amounts in thousands
      COMBINED OPERATIONS
        Operating expense                        $(13,377)           (732)
        Depreciation and amortization                (662)             --
        Other income                                8,601             201
                                                 --------        --------
          Net loss                               $ (5,438)           (531)
                                                 ========        ========

      Aerocast and Wildblue are in the start up phase of their respective businesses. Accordingly, the Company anticipates that these equity affiliates will need additional financing to fund their respective business plans. In order to maintain its current ownership interest in each affiliate, the Company may be required to participate in such additional financing. If the Company is unable or unwilling to provide additional financing, its ownership interests may be diluted or it may forfeit certain voting or other shareholder rights. There is no assurance that the Company's equity affiliates will be able to obtain the necessary financing on acceptable terms. If they are unable to secure the necessary financing, the affiliates may be forced to alter their business plan or consider a plan of liquidation.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(7) INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                  September 30,  December 31,
                                                      2001          2000
                                                  -------------  ------------
                                                     amounts in thousands
      Hughes Electronics Corporation (a)*           $ 40,273        47,011
      Sprint Corporation PCS Group (b)*              299,971       278,489
      Various Latin American satellite
        companies ("Sky Latin America") (c)          162,650       127,605
      XM Satellite Radio Holdings, Inc.
        ("XMSR") (d)*                                 27,075        26,924
      Other                                            3,000         6,000
                                                    --------      --------
                                                    $532,969       486,029
                                                    ========      ========

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

            LSAT LLC has entered into a put spread collar with a financial institution with respect to its shares of GM Hughes Stock. The collar (i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

            of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At September 30, 2001, the fair value of the GM Hughes put spread collar was approximately $15,986,000, which represented an increase of $10,989,000 from December 31, 2000. Such increase is included in unrealized gains on financial instruments in the accompanying condensed consolidated statement of operations.

      (b) The Company acquired beneficial interest in 5,084,745 shares (the "Sprint PCS Shares") of Sprint PCS Stock as part of the Liberty Transactions. The Company accounts for such investment as an available-for-sale security.

            The trust holding the Sprint PCS Stock for LSAT's benefit has entered into an equity collar (the "Sprint PCS Collar") with a financial institution with respect to LSAT's Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. LSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or the Company. At September 30, 2001, the fair value of the PCS equity collar was approximately $166,293,000.

            Effective May 9, 2001, LSAT transferred (i) its beneficial interest in the Sprint PCS Shares, (ii) the PCS Collar and (iii) the PCS Loan Agreement to LSAT LLC in exchange for two secured demand promissory notes in the aggregate principal amount of $224,226,000. Such notes bear interest at a rate of 6.5% per annum and are due in March 2003. As LSAT LLC is a consolidated subsidiary of LSAT, there was no effect on the Company's consolidated balance sheet on the date of the transaction.

      (c) Represents the aggregate book basis of a number of different satellite television operators located in Mexico, Brazil, Chile, Colombia and Argentina. LSAT LLC has a 10% beneficial interest in each of the Sky Latin America businesses.

            On September 27, 2000, Liberty Media and The News Corporation Limited ("News Corp") announced that they had reached an agreement pursuant to which, among other things, Liberty Media would transfer various assets to a subsidiary of News Corp, Sky Global Networks, Inc. ("SGN"), in exchange for shares of SGN common stock representing 4.76% of the outstanding shares of the class (the "SGN Transaction"). That percentage interest was subject to reduction upon the issuance of additional shares of that class by SGN. The assets to be transferred by Liberty Media to SGN were to consist of its interests in the partnerships operating the Sky Latin America businesses (the "Sky Latin America Interests") and a portion of Liberty Media's shares in Gemstar-TV Guide International Group, Inc. Liberty Media was obligated to contribute any

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

            proceeds of the disposition of the Sky Latin America Interests to LSAT LLC. The SGN Transaction was subject to various conditions, including completion of SGN's initial public offering or an equivalent transaction by November 27, 2001 and receipt of required governmental and other material third party approvals. In November 2001, News Corp. Advised Liberty Media and the Company that the SGN public offering condition would not occur within the required time period. Accordingly, neither News Corp. nor Liberty Media or the Company is currently under any obligation to consummate the SGN Transaction and there can be no assurance that the SGN Transaction, or that portion of the SGN Transaction relating to the Sky Latin America Interests, will occur.

      (d) XMSR, a publicly traded company, offers 100 national audio channels of music, news, talk, sports and children's programming from two satellites directly to vehicle, home and portable radios. LSAT LLC currently owns 1,000,000 shares of XMSR common stock representing an approximate 2% interest.

            LSAT LLC has entered into an equity collar with a financial institution with respect to its shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At September 30, 2001, the fair value of the XMSR equity collar was approximately $21,835,000.

            On June 27, 2001, LSAT LLC entered into an agreement to loan 1,000,000 shares of XMSR to a third party. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $4,300,000 at September 30, 2001. Such cash collateral is reported as restricted cash in the accompanying condensed consolidated balance sheet. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of .15% per annum. As of September 30, 2001, 1,000,000 shares of XMSR had been lent under this agreement. The loan has no stated maturity date.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      During the three months ended March 31, 2001, the Company determined that its investments in XMSR and Netbeam, Incorporated experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective estimated fair values at March 31, 2001. Such adjustments resulted in a realized loss of $18,314,000 and are included in impairment of investments in the accompanying condensed consolidated statement of operations.

      Effective September 29, 2000 (the "iBEAM Closing Date"), LSAT LLC acquired a 1% managing common interest in a joint venture ("IB2 LLC") from a subsidiary of Liberty Digital, Inc. ("LDIG") for $652,000. LDIG, a consolidated subsidiary of Liberty Media, retained a preferred interest (the "Preferred Interest") in IB2 LLC, which owns approximately 360,000 shares of iBEAM Broadcasting Corp. common stock ("iBEAM Stock"). The Preferred Interest has an initial liquidation value of $64,574,000 and is entitled to a return of 9% compounded annually. As part of the transaction, LSAT LLC granted LDIG the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26 million (the value of iBEAM Stock on the iBEAM Closing Date) plus 9% compounded annually (the "iBEAM Put Option"). LSAT LLC has the right to call LDIG's Preferred Interest at a price equal to the initial liquidation value plus 9% compounded annually. Both the put and call options are exercisable eight years from the iBEAM Closing Date. Under certain limited circumstances, LSAT LLC can force LDIG to exercise the iBEAM Put Option prior to the end of such eight year period.

      Changes in the fair market value of the iBEAM Put Option subsequent to the iBEAM Closing Date are recognized as unrealized gains (losses) on financial instruments in the Company's consolidated statements of operations. During the nine months ended September 30, 2001, LSAT LLC recorded an unrealized loss of $6,808,000 related to the iBEAM Put Option.

      Investments in available-for-sale securities (including related equity collars) are summarized below. Such amounts are in addition to the unrealized gains recognized in the consolidated statement of operations related to LSAT's put spread collar.

                                              September 30,    December 31,
                                                  2001             2000
                                              -------------    ------------
                                                   amounts in thousands
      Equity securities
         Fair value                            $ 367,319          352,424
         Gross unrealized holding gains          188,128          200,553
         Gross unrealized holding losses        (193,888)        (224,794)

(8)   DISPOSITION

      Effective September 14, 2001, the Company transferred its 80% ownership interest in TSAT Technologies, Inc. ("Technologies Sub") to Asvan Technology, LLC, ("Asvan"). LSAT and Asvan had previously entered into an agreement pursuant to which Asvan transferred certain assets and intellectual property to

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      Technologies Sub in exchange for a 20% equity interest in Technologies Sub. LSAT had agreed to provide Technologies Sub with a maximum of $5,000,000 (the "Funding Commitment") to develop technologies relating to the design of (i) a stable, low phase noise, remotely tunable transceiver, and (ii) an integrated receiver/decoder (IRD) service module for commercial premises and multiple dwelling units.

      In connection with the transfer of LSAT's 80% interest in Technologies Sub to Asvan, LSAT's obligations under the Funding Commitment were terminated. In addition, LSAT obtained the right to purchase from Technologies Sub hardware and software ("Products") developed using the aforementioned technologies at prices not to exceed 110% of Technologies Sub's direct cost to produce such Products. This pricing is to remain in effect until the aggregate cost to LSAT is $1 million less than that which would be paid by other Asvan customers. Thereafter, Asvan agreed to sell Products to LSAT at prices not to exceed the lowest price offered by Technologies Sub to any other buyer of similar quantities of the Products.

(9)   AMOUNTS DUE TO PARENT

      Certain general and administrative expenses are allocated to the Company by Liberty Media. Management believes the allocation method used is reasonable. Amounts allocated aggregated $356,000 for the nine months ended September 30, 2001. In addition, the Company reimburses Liberty Media for certain expenses paid by Liberty Media on behalf of the Company. Accrued expense allocations and reimbursements are non-interest bearing, aggregated $130,000 at September 30, 2001, and are generally repaid monthly.

      On March 16, 2000, the Company entered into a $60,000,000 promissory note payable to Liberty Media in exchange for its interest in LSAT Astro. The note bears interest at Libor plus 2% (5.40% at September 30, 2001). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. Accrued interest aggregated $218,000 at September 30, 2001.

      During the third quarter of 2001, Liberty Media loaned $5,678,000 to LSAT LLC. LSAT LLC used the proceeds from these loans to fund capital calls from Sky Latin America. The loans bear interest at 8% and have no specified repayment date. Accrued interest on these loans aggregated $50,000 at September 30, 2001.

(10)  DEBT

      Effective September 29, 2000, the Company entered into a $35 million loan agreement, which was amended effective November 3, 2000 to allow for maximum borrowings of $303 million (the "PCS Loan Agreement"). The PCS Loan Agreement is secured by the Company's interest in the shares of Sprint PCS Stock the Company received in the Liberty Transactions and by the Sprint PCS equity collar described in note 7. Interest accrues at LIBOR (5.4% at September 30, 2001) and is payable monthly. The principal balance is due and payable March 10, 2003.

      The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      the Company for debt of the same remaining maturities. At September 30, 2001, the fair value of the Company's debt approximated its carrying value.

(11)  TRANSACTIONS WITH RELATED PARTIES

      Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly fee. Such fees aggregated $315,000 and $340,000 for the nine months ended September 30, 2001 and 2000, respectively. In addition, the Company allocates certain general and administrative expenses, such as rent and computer support, to Phoenixstar. Under the current management agreement, expense allocations are limited to $5,000 per month beginning in February 2001. Such allocations aggregated $54,000 and $132,000 during the nine months ended September 30, 2001 and 2000, respectively and are reflected as a reduction of general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

(13)  INCOME TAXES

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

(14)  COMMITMENTS AND CONTINGENCIES

      In March 2001, LSAT Astro agreed to take such actions as reasonably necessary to enable Astrolink to meet its 2001 funding requirements. It was anticipated that such actions could include the purchase of equity or debt securities of Astrolink, the facilitation of guaranteed bank financing, or any other approaches acceptable to the members and Astrolink. LSAT Astro's obligation to make any investment in or provide any financial accommodation to Astrolink under this agreement is limited to $94,437,000, and does not constitute a guarantee of any obligation of Astrolink. Such obligation was also subject to (i) negotiation and execution of definitive agreements relating thereto and (ii) receipt by Astrolink from other Astrolink members of similar and proportional investments or financial accommodations acceptable to Astrolink and LSAT Astro. At least two other members in Astrolink have publicly announced that they do not currently intend to make further investments in Astrolink. Although such public announcement may not in itself terminate any

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      obligation of LSAT Astro under the March 2001 agreement with Astrolink, LSAT Astro does not currently expect that it will be called upon to make any investment in or to provide any other financial accommodation to Astrolink pursuant to that agreement.

      LSAT LLC has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $109,000,000 at September 30, 2001. Currently, LSAT LLC is not certain of the likelihood of being required to perform under such guarantees.

      On October 12, 2001, Liberty Media Corporation announced that it had offered to acquire by merger all the issued and outstanding shares of the Company's common stock that Liberty Media does not already own. In the proposed merger, each share of Company common stock would be exchanged for
      0.09 of a share of Liberty Media Series A common stock. Following the announcement, two purported class action complaints were filed in District Court in Arapahoe County, Colorado, and eight purported class action complaints were filed in the Court of Chancery in New Castle County, Delaware. Each complaint names Liberty Media, the Company and members of the board of directors of the Company (and in one case certain officers of the Company) as defendants, and alleges various breaches of duty and other claims in connection with the proposed merger. The plaintiffs generally seek preliminary and permanent injunctive relief, and if the transaction is consummated, an order rescinding the transaction or damages. The Company believes that the claims against the Company and its directors and officers are premature and without merit.

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

(15)  SUBSEQUENT EVENTS

      On August 16, 2001, the Company announced that it had agreed with Liberty Media to acquire (i) 100% of Ascent Entertainment Group, Inc. ("Ascent Entertainment"), a wholly-owned subsidiary of Liberty Media, and (ii) Liberty Media's 89% ownership interest in LSAT LLC for aggregate consideration of 340,000,000 shares of LSAT Series B common stock. Such transactions were subject to shareholder approval and other customary closing conditions.

      On October 12, 2001, LSAT announced that it had received a proposal (the "Liberty Proposal") from Liberty Media to acquire all of the issued and outstanding shares of LSAT that Liberty Media does not already own. As proposed, LSAT stockholders would receive 0.09 shares of Liberty Media Series A common stock for each share of LSAT common stock held.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

      LSAT intends to respond to Liberty Media as soon as LSAT's Board of Directors has had an opportunity to consider the proposal. Any transaction between LSAT and Liberty Media would be subject to negotiation, execution and delivery of definitive documentation relating thereto, and any closing conditions provided for in such documentation.

      The aforementioned transaction whereby Liberty Media would contribute its 100% ownership interest in Ascent Entertainment, as well as Liberty Media's 89% ownership interest in Liberty Satellite, LLC in exchange for 340,000,000 shares of LSAT Series B common stock has been suspended by mutual agreement to give the Board of Directors of LSAT an opportunity to consider the Liberty Proposal and respond to the proposed merger.

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

Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company provides legal, accounting and management services to Phoenixstar in exchange for a monthly fee. Such fees aggregated $315,000 and $340,000 during the nine months ended September 30, 2001 and 2000, respectively. In addition, the Company allocates certain general and administrative expenses, such as rent and computer support, to Phoenixstar. Under the current management agreement, expense allocations are limited to $5,000 per

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (CONTINUED)

month beginning in February 2001. Such allocations aggregated $54,000 and $132,000 during the nine months ended September 30, 2001 and 2000, respectively, and are reflected as a reduction of general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company incurred general and administrative expenses of $1,674,000 and $660,000 for the three months ended September 30, 2001 and 2000, respectively; and $3,244,000 and $3,033,000 for the nine months ended September 30, 2001 and 2000, respectively. The expenses for the third quarter of 2001 include $1,016,000 for investment banking, legal and accounting fees related to the Company's announced acquisition of Ascent Entertainment Group, Inc. and Liberty Media's ownership of LSAT LLC. The expenses for the nine month period in 2000 include $800,000 in investment banking, legal and accounting fees that the Company incurred in connection with the Liberty Transactions.

The Company records estimated stock compensation pursuant to the intrinsic value method of Accounting Principles Board Opinion No. 25. Such estimate is subject to future adjustment based upon market value of the Company's stock.

The Company recognized interest income of $1,404,000 and $7,289,000 during the nine months ended September 30, 2001 and 2000, respectively. Such income was earned primarily on the cash balance maintained by LSAT Astro which the Company acquired as part of the Liberty Transactions. As all of such LSAT Astro cash had been used to fund Astrolink capital calls as of September 30, 2001, the Company does not expect to generate significant interest income in the future.

During the nine months ended September 30, 2001 and 2000, the Company recognized interest expense of $4,761,000 and $3,695,000 respectively. The increase in interest expense is the net effect of an increase in the Company's weighted average debt balance partially offset by a decrease in interest rates.

During the nine months ended September 30, 2001 and 2000, the Company's share of losses of affiliates aggregated $173,650,000 and $4,500,000, respectively. The 2000 amount represents only seven months of losses for Astrolink and three months of losses for Aerocast, whereas the 2001 amount represents nine months for Astrolink and Aerocast and seven months for Wildblue. In addition, the 2001 amount includes an adjustment to the carrying amount for Astrolink aggregating $155,000,000. Exclusive of such adjustment, the Company recorded $18,650,000 in share of losses in 2001. As Astrolink, Aerocast and Wildblue are in the development stage of their respective business, the Company does not expect that its share of losses of affiliates will decrease in the foreseeable future.

For the nine months ended September 30, 2001, unrealized gains on financial instruments include a $10,989,000 gain related to derivatives not designated as hedging instruments, a $21,633,000 gain related to changes in the time value of fair value hedges and a $6,808,000 loss related to the iBEAM Put Option.

During the first quarter of 2001, the Company determined that certain of its cost investments had experienced other than temporary declines in value. As a result, the Company's cost bases of such investments were adjusted to their respective estimated fair values. These adjustments resulted in a realized loss of $37,814,000, and are reflected as impairment of investments in the condensed consolidated statement of operations.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (CONTINUED)

The Company recorded minority interest share of losses (earnings) aggregating $154,669,000 and ($18,608,000) during the nine months ended September 30, 2001 and 2000, respectively. The 2000 amount is due to the gain recorded by LSAT LLC on the GM Hughes transaction, whereas the 2001 amount is due to the impairment losses recorded by LSAT LLC.

The Company's tax expense for the nine months ended September 30, 2001 is primarily attributable to the federal alternative minimum tax that is payable in connection with the transfer of the Sprint PCS Shares to LSAT LLC discussed in note 7.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company currently has no operating income or positive cash flow. During the nine months ended September 30, 2001, the Company funded its operating and investing activities with a combination of contributions and advances from Liberty Media, as a member of LSAT LLC, and borrowings of debt.

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

On June 27, 2001, LSAT LLC entered into an agreement to loan 1 million shares of XMSR to a third party. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $4,300,000 at September 30, 2001. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of .15% per annum. As of September 30, 2001, 1,000,000 shares of XMSR had been lent under this agreement.

In March 2001, LSAT Astro agreed to take such actions as reasonably necessary to enable Astrolink to meet its 2001 funding requirements. It was anticipated that such actions could include the purchase of equity or debt securities of Astrolink, the facilitation of guaranteed bank financing, or any other approaches acceptable to the members and Astrolink. LSAT Astro's obligation to make any investment in or provide any financial accommodation to Astrolink under this agreement is limited to $94,437,000, and does not constitute a guarantee of any obligation of Astrolink. Such obligation was also subject to (i) negotiation and execution of definitive agreements relating thereto and (ii) receipt by Astrolink from other Astrolink members of similar and proportional investments or financial accommodations acceptable to Astrolink and LSAT Astro. At least two other members in Astrolink have publicly announced that they do not currently intend to make further investments in Astrolink. Although such public announcement may not in itself terminate any obligation of LSAT Astro under the March 2001 agreement with Astrolink, LSAT Astro does not currently expect that it will be called upon to make any investment in or to provide any other financial accommodation to Astrolink pursuant to that agreement.

LSAT LLC has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $109,000,000 at September 30, 2001. Currently, LSAT LLC is not certain of the likelihood of being required to perform under such guarantees.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2001, the Company had $115,913,000 of variable-rate debt with a weighted-average interest rate of 3.79%. Accordingly, the Company is sensitive to market rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. All of such debt is due in 2003.

The Company also has price risk related to investments in marketable equity securities. The following table summarizes the market risk for the Company:

                                 September 30, 2001                December 31, 2000
                             ---------------------------      ---------------------------
                             Shares    Fair     Carrying      Shares    Fair     Carrying
                             Owned     Value      Value       Owned     Value      Value
                             ------  --------   --------      ------  --------   --------
                                                amounts in thousands
Equity price risk:
   GM Hughes Stock (1)       1,822   $ 24,286   $ 24,286      1,822   $ 42,013   $ 42,013
   Sprint PCS Stock (1)      5,085   $133,678   $133,678      5,085   $102,330   $102,330
   XMSR Stock (1)            1,000   $  5,240   $  5,240      1,000   $ 16,000   $ 16,000

(1) See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of the Company's equity collars and put spread collar related to its marketable equity securities.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            In a civil action entitled TCI SATELLITE ENTERTAINMENT, INC. ET AL
            V. BOARD OF EQUALIZATION OF MONTEZUMA COUNTY, Case No. 99-CA-0975, the Board of Equalization of Montezuma County (the "Montezuma Board") appealed a ruling by the Colorado State Board of Assessment Appeals that the Montezuma Board violated administrative, statutory and judicial mandates in denying the Company and Phoenixstar personal property tax exemptions found in Colorado Revised Statutes
            Section 39-3-119.5. The Colorado Court of Appeals reversed the ruling of the Colorado State Board of Assessment Appeals, and the matter was further appealed to the Colorado Supreme Court, which affirmed the ruling of the Colorado Court of Appeals. Phoenixstar has a contractual obligation to indemnify the Company for any liability, arising out of this matter. This represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

            SHAREHOLDER LITIGATION. On October 12, 2001, Liberty Media Corporation announced that it had offered to acquire by merger all the outstanding shares of the Company's common stock that Liberty Media does not already own. In the proposed merger, each share of Company common stock would be exchanged for 0.09 of a share of Liberty Media Series A common stock. Beginning on October 15, 2001, eight purported class actions styled STEINER V. LIBERTY SATELLITE & TECHNOLOGY, INC., ET AL., C.A. No. 19185, LEVY V. ANGELICH, ET AL., C.A. No. 19186, FINKE V. LIBERTY SATELLITE & TECHNOLOGY, INC., C.A. No. 19187, GARBER V. HOWARD, ET AL., C.A.
            No. 19192, HAUSSER V. BENNETT, ET AL., C.A. No. 19199, MARKS V. LIBERTY SATELLITE & TECHNOLOGY, INC., ET AL., C.A. No. 19200, RAND
            V. LIBERTY SATELLITE & TECHNOLOGY, INC., ET AL., C.A. No. 19207, and KRIM V. LIBERTY SATELLITE & TECHNOLOGY, INC., ET AL., C.A. No. 19223, were filed on behalf of the stockholders of the Company, other than Liberty Media and the defendants, in the Court of Chancery in New Castle County, Delaware (the "Delaware Actions"). On October 25 and 29, 2001, two purported class actions, styled COHEN
            V. HOWARD, ET AL., Case No. 01CV3086 and HIMES V. LIBERTY SATELLITE & TECHNOLOGY, INC., ET AL., Case No. 01CV3119, were filed on behalf of the stockholders of the Company, other than Liberty Media and the defendants, in District Court in Arapahoe County, Colorado (the "Colorado Actions" and, together with the Delaware Actions, the "Actions"). The Actions generally name as defendants in addition to the Company current directors Gary Howard, John W. Goddard, J. Curt Hockemeier, Alan M. Angelich, William H. Berkman and Robert R. Bennett, as well as William R. Fitzgerald, an officer of Liberty Media who has been nominated, but not elected, to fill a vacancy on the board. Certain of the Company's officers are named as defendants in one of the Delaware Actions, and Carl Vogel, a former officer and director of the Company, is named as a defendant in one of the Delaware Actions. The Actions assert that the offer made by Liberty Media, among other things, is the product of unfair dealing by Liberty Media and its affiliates on the Company's board of directors, does not offer the public stockholders of the Company fair value for their shares, and is timed to take advantage of drop in the trading price of the Company's stock. The plaintiffs generally seek preliminary and permanent injunctive relief to prevent consummation of the offer made by Liberty Media, and, if the transaction with Liberty Media is consummated, an order rescinding the transaction or damages. The Company believes that the claims in the Actions against the Company and the individual defendants are unripe and without merit.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            On June 22, 2001, the Company issued 2,045,713 shares of Series A common stock to Liberty Media. Such issuance was made in lieu of a cash payment of dividends on the Company's Series A and Series B Preferred Stock and was valued at $7,500,000. The foregoing issuance was made pursuant to the private placement exemption from the Securities Act of 1933 (the "Act") afforded by Section 4(2) of the Act.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            None

      (b)   Report on Form 8-K filed during quarter ended September 30, 2001:

                Date of Report      Items Filed    Financial Statements Filed
                --------------      -----------    --------------------------

              September 27, 2001    Item 5 and 7            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LIBERTY SATELLITE & TECHNOLOGY, INC.


Date: November 14, 2001                 By: /S/ KENNETH G. CARROLL
                                            ------------------------------------
                                             Kenneth G. Carroll
                                             President, Chief Financial Officer
                                             and Treasurer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)