Form 10-K405
period 2001-12-31
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2002-04-04
CIK 1022222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2001

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from ________ to ________

                         Commission file number: 0-21317

                      LIBERTY SATELLITE & TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

               STATE OF DELAWARE                         84-1299995
           (State or other jurisdiction                (I.R.S. Employer
        of incorporation or organization)            Identification Number)

            12300 LIBERTY BOULEVARD
               ENGLEWOOD, COLORADO                            80112
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

     The aggregate market value of the voting stock held by nonaffiliates of Liberty Satellite & Technology, Inc. computed by reference to the last sales price of such stock, as of the close of trading on February 28, 2002, was approximately $39,473,000.

     The number of shares outstanding of Liberty Satellite & Technology, Inc.'s common stock as of February 28, 2002 was:

                  Series A Common Stock - 6,750,147 shares; and
                     Series B Common Stock - 771,828 shares.

                      LIBERTY SATELLITE & TECHNOLOGY, INC.
                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                           PART I

Item 1.        Business....................................................................................... I-1
Item 2.        Properties..................................................................................... I-9
Item 3.        Legal Proceedings.............................................................................. I-9
Item 4.        Submission of Matters to a Vote of Security Holders............................................ I-10

                                                           PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.......................... II-1
Item 6.        Selected Financial Data........................................................................ II-2
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations................................................................................... II-3
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk..................................... II-12
Item 8.        Financial Statements and Supplementary Data.................................................... II-12
Item 9.        Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure......................................................................... II-12

                                                          PART III

Item 10.       Directors and Executive Officers of the Registrant............................................. III-1
Item 11.       Executive Compensation......................................................................... III-4
Item 12.       Security Ownership of Certain Beneficial Owners and Management................................. III-7
Item 13.       Certain Relationships and Related Transactions................................................. III-12

                                                           PART IV

Item 14.       Exhibits, Financial Statements and Financial Statement Schedules and
                 Reports on Form 8-K.......................................................................... IV-1

PART I

ITEM 1.   BUSINESS

(A)      GENERAL DEVELOPMENT OF BUSINESS

         GENERAL. Liberty Satellite & Technology, Inc. ("LSAT" or the "Company") pursues strategic opportunities worldwide in the distribution of Internet data and other content via satellite and related businesses. Currently, the Company conducts its business as the general manager of Liberty Satellite, LLC (a joint venture between the Company and Liberty Media Corporation), and through strategic investments in, and contractual arrangements with, various entities that operate, or are developing, satellite and terrestrial wireless networks for broadband distribution of Internet access, video programming, streaming media and other data. In addition, the Company is actively seeking to develop or acquire operating businesses related to, and complementary with, that mission. Most of the businesses with which the Company has strategic relationships are in the development stage and operate at substantial losses. There can be no assurances that such businesses will continue to be able to fund such losses or that their development plans will be achieved.

         Since its formation in 1996, the Company has undergone a number of significant changes in its business. This Annual Report includes, for LSAT and its subsidiaries, audited consolidated balance sheets as of December 31, 2001 and 2000, and audited consolidated statements of operations and cash flows for each of the three years ended December 31, 2001, 2000 and 1999, as well as certain selected financial data for each of the years in the five-year period ended December 31, 2001. In order to help the reader to understand the financial information presented herein, this Annual Report provides a brief description of the business of LSAT and its predecessors over such five-year period, as well as certain material transactions affecting the Company during such period.

         On April 1, 2002, the Company effected 1 for 10 reverse stock splits of its Series A common stock and Series B common stock ("Series B Common Stock"). All shares and per share amounts included herein have been adjusted to give retroactive effect to such reverse stock splits.

THE SPIN-OFF. LSAT was incorporated in Delaware in November 1996 under the name TCI Satellite Entertainment, Inc. Prior to the Spin-off (as defined below), the Company was wholly owned by Tele-Communications, Inc. ("TCI") (now known as AT&T Broadband LLC). Among other businesses, TCI, through various subsidiaries, was engaged in distributing PRIMESTAR(R) satellite television services, a medium power digital satellite service. The Company was formed to own and operate certain businesses constituting TCI's collective interest in the digital satellite business. On December 4, 1996, TCI distributed, as a dividend, all of the issued and outstanding LSAT common stock to the holders of TCI's then outstanding TCI Group tracking stock (the "Spin-off").

PRIMESTAR BY TCI. From December 1996 through March 1998, LSAT marketed and distributed the PRIMESTAR(R) programming service under the brand names "PRIMESTAR By TCI" and "PRIMESTAR By TSAT" and owned an aggregate 21% partnership interest in PRIMESTAR Partners L.P. (now known as Phoenixstar Partners L.P.) ("Primestar Partners"). Primestar Partners owned and operated the PRIMESTAR(R) service, which was the second largest digital satellite business and the eighth largest multichannel video programming distribution business in the U.S., measured by the number of subscribers at December 31, 1998. In addition, the Company, through its wholly-owned subsidiary, Tempo Satellite, Inc. ("Tempo"), held a construction permit (the "FCC License") issued by the Federal Communications Commission ("FCC"), authorizing construction of a high power direct broadcast satellite ("DBS") system at the 119(Degree) West Longitude ("W.L.") orbital position. Tempo was a party to a satellite construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral") pursuant to which Tempo arranged for the construction of two high power direct broadcast satellites (the "Tempo Satellites"). In March 1997, one of the Tempo Satellites ("Tempo DBS-1") was launched into geosynchronous orbit. The other Tempo Satellite ("Tempo DBS-2") served as a ground spare for Tempo DBS-1.

THE PRIMESTAR ROLL-UP. Effective April 1, 1998, a business combination (the "Primestar Roll-up") was consummated whereby LSAT contributed and transferred to PRIMESTAR, Inc. (now known as Phoenixstar, Inc.) ("Phoenixstar") substantially all of LSAT's assets and liabilities in exchange for shares of Phoenixstar common stock representing approximately 37% of the outstanding shares of common equity of Phoenixstar and approximately 38% of the combined voting power of such common equity. In addition, the business of Primestar Partners and the business of distributing the PRIMESTAR(R) programming service of each of the other partners in Primestar Partners was consolidated into Phoenixstar.

         As a result of the Primestar Roll-up, LSAT became a holding company, with no substantial assets or liabilities other than (i) 100% of the outstanding capital stock of Tempo, (ii) its ownership interest in Phoenixstar, and (iii) its rights and obligations under certain agreements with Phoenixstar and others.

THE HUGHES TRANSACTIONS. In 1999, LSAT, Tempo, Phoenixstar and Primestar Partners sold to Hughes Electronics Corporation ("Hughes"), a subsidiary of General Motors Corporation, (i) Tempo DBS-1 and Tempo DBS-2 (ii) Tempo's 119(Degree) W.L. orbital location license and (iii) Phoenixstar's rights to use Tempo's DBS system for aggregate consideration of $500 million including assumed liabilities (the "Hughes High Power Transaction").

         In a separate transaction (the "Hughes Medium Power Transaction") completed on April 28, 1999 (the "Hughes Closing Date"), Phoenixstar sold to Hughes, Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash plus 14.613 million shares of General Motors Class H common stock ("GM Hughes Stock"). Phoenixstar used the cash proceeds from Hughes to repay its bank and public debt.

         In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar approved the payment to LSAT of 4,221,921 shares of GM Hughes Stock (the "Phoenixstar Payment"). In consideration of the Phoenixstar Payment, the Company agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction (the "Hughes Transactions") as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue Phoenixstar a share appreciation right (the "LSAT GMH SAR") with respect to the shares of GM Hughes Stock received as the Phoenixstar Payment. The LSAT GMH SAR granted Phoenixstar the right to any market price appreciation in such GM Hughes Stock during the one-year period following the date of issuance, over an agreed strike price of $15.67. The Company agreed to forgo any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity and to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. Effective May 10, 2000, the Company sold 2,400,000 shares of GM Hughes Stock and used a portion of the cash proceeds to satisfy the LSAT GMH SAR liability.

LIBERTY 2000 TRANSACTIONS. On March 16, 2000, the Company completed two transactions (the "Liberty 2000 Transactions") with Liberty Media Corporation ("Liberty Media"). Pursuant to the terms of the first transaction, the Company acquired from Liberty Media its beneficial interest in 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock"), in exchange for
(i) Series A 12% Cumulative Preferred Stock of the Company with a liquidation value of $150,000,000 and (ii) Series B 8% Cumulative Convertible Voting Preferred Stock ("Series B Preferred Stock") of the Company with a liquidation value of $150,000,000. The Series B Preferred Stock is convertible into Series B Common Stock of the Company at a conversion price of $88.40 per share, subject to adjustment, and prior to conversion represents approximately 85% of the voting power of the Company.

         Pursuant to the terms of the second transaction, the Company and Liberty Media formed a joint venture, Liberty Satellite, LLC, a Delaware limited liability company ("LSAT LLC"), to hold and manage interests in entities engaged globally in the distribution of internet data and other content via satellite and related businesses. Liberty Media contributed cash and its interests in XM Satellite Radio Holdings, Inc., Wildblue Communications, Inc., LSAT Astro LLC and the Sky Latin America satellite businesses in exchange for an 89.41% ownership interest in LSAT LLC. The Company contributed its interest in GM Hughes Stock, subject to the LSAT GMH SAR, and certain other assets, in exchange for a 10.59% managing ownership interest in LSAT LLC.

         In a related transaction, the Company paid Liberty Media $60,000,000 in the form of an unsecured promissory note in exchange for a 13.99% ownership interest in LSAT Astro LLC ("LSAT Astro"), a limited liability company whose assets included an approximate 31.5% interest in ASTROLINK International LLC and $250,000,000 in cash. The remaining 86.01% of LSAT Astro was contributed by Liberty Media to LSAT LLC, as indicated above.

LSAT LLC AND ASCENT TRANSACTIONS. On August 16, 2001, the Company entered into two separate purchase agreements with Liberty Media and certain of its subsidiaries and affiliates. Both agreements were amended in November 2001 and January 2002. One agreement provides for the Company's acquisition of certain subsidiaries of Liberty Media that hold an aggregate 89.41% ownership interest in LSAT LLC in exchange for 25,298,379 shares of the Company's Series B Common Stock. The second purchase agreement provides for the Company's acquisition of 100% of the capital stock of Ascent Entertainment Group ("Ascent"), Inc. from a subsidiary of Liberty Media in exchange for 8,701,621 shares of the Company's Series B Common Stock. Ascent's primary operating subsidiary is On Command Corporation, which provides in-room, on-demand video entertainment and information services to hotels, motels and resorts, primarily in the United States. The foregoing transactions (the "LSAT LLC and Ascent Transactions") closed on April 1, 2002. As a result of the consummation of the LSAT LLC and Ascent Transactions, Liberty Media's common stock ownership in the Company increased to 84.1% and its voting power in the Company increased to 97.6%.

LIBERTY MEDIA PROPOSAL. On October 12, 2001, LSAT announced that it had received a proposal from Liberty Media to acquire all of the issued and outstanding shares of LSAT that Liberty Media does not already own. As proposed, LSAT stockholders would have received 0.9 of a share of Liberty Media Series A common stock for each share of LSAT common stock held. On December 3, 2001, Liberty Media announced that it was withdrawing its proposal.

OTHER BUSINESS. Effective February 1, 2000, the Company entered into a Management Agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly management fee.

         Effective September 14, 2001, the Company transferred its 80% ownership interest in TSAT Technologies, Inc. ("Technologies Sub") to Asvan Technology, LLC, ("Asvan"). LSAT and Asvan had previously entered into an agreement pursuant to which Asvan transferred certain assets and intellectual property to Technologies Sub in exchange for a 20% equity interest in Technologies Sub. LSAT had agreed to provide Technologies Sub with a maximum of $5,000,000 (the "Funding Commitment") to develop technologies relating to the design of (i) a stable, low phase noise, remotely tunable transceiver, and (ii) an integrated receiver/decoder (IRD) service module for commercial premises and multiple dwelling units.

         In connection with the transfer of LSAT's 80% interest in Technologies Sub to Asvan, LSAT's obligations under the Funding Commitment were terminated. In addition, LSAT obtained the right to purchase from Technologies Sub hardware and software products developed using the aforementioned technologies at prices not to exceed 110% of Technologies Sub's direct cost to produce such products. This pricing is to remain in effect until the aggregate costs to LSAT is $1,000,000 less than that which would be paid by other Asvan customers. Thereafter, Asvan agreed to sell products to LSAT at prices not to exceed the lowest price offered by Technologies Sub to any other buyer of similar quantities of the products.

FORWARD LOOKING STATEMENTS. Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements express or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others:

     -   General economic and business conditions and industry trends;
     - Uncertainties inherent in proposed business strategies and development plans, including uncertainties regarding possible regulatory issues under the Investment Company Act of 1940, as amended (the "Investment Company Act");

     - Future financial performance, including availability, terms and deployment of capital;
     - The ability of vendors to deliver required equipment, software and services;
     -   Availability of qualified personnel;
     - Changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings;
     - Changes in the nature of key strategic relationships with partners and joint venturers;
     -   And other factors referenced in this Report.

         Many of the foregoing risks and uncertainties are discussed in greater detail under the captions "BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Not applicable.

(C)      NARRATIVE DESCRIPTION OF BUSINESS

         PRINCIPLE SUBSIDIARIES AND STRATEGIC RELATIONSHIPS

         The following table sets forth information concerning the Company's significant subsidiaries and business affiliates. The Company holds its interests in the listed entities indirectly through LSAT LLC or LSAT Astro. The investment in such entities may be in the form of partnership or joint venture interests, common stock investments or instruments convertible or exchangeable into common stock. LSAT LLC is owned 10.59% by LSAT and 89.41% by Liberty Media. LSAT Astro is owned 13.99% by LSAT and 86.01% by LSAT LLC. Ownership percentages in the table represent LSAT LLC's or LSAT Astro's ownership in the respective entity, as appropriate. Ownership percentages in the table are approximate, calculated as of February 1, 2002, and, where applicable and except where otherwise noted, assume conversion of the Company's ownership interest to common equity.

                                          PERCENTAGE
                                           OWNERSHIP
ENTITY                                     AT 2/1/02                     DESCRIPTION OF BUSINESS
----------------------------------------------------------------------------------------------------------------
                                      OWNED INDIRECTLY THROUGH LSAT LLC

Aerocast.com, Inc.                          45.5%       Developing  a  terrestrial  and  satellite   network  to
                                                        distribute streaming media to businesses and consumers.

Hughes Electronics Corporation               < 1%       Provides  digital  television  entertainment,  satellite
(NYSE:  GMH)                                            services and satellite-based private business networks.

Sky Latin America                             10%       Operates  a  satellite  delivered   television  platform
                                                        serving Mexico, Brazil, Colombia, Chile and Argentina.

Sprint Corporation PCS Group                 < 1%       Operates an all-digital PCS nationwide network.
(NYSE:  PCS)

                                          PERCENTAGE
                                          OWNERSHIP
ENTITY                                     AT 2/1/02                     DESCRIPTION OF BUSINESS
----------------------------------------------------------------------------------------------------------------
                                      OWNED INDIRECTLY THROUGH LSAT LLC

Wildblue Communications, Inc.                 16%       Building   a  Ka-band   satellite   network  to  provide
                                                        broadband  data  communications  services  to homes  and
                                                        small offices in North America and Latin America.

XM Satellite Radio Holdings, Inc.            1.3%       Provides   100   national   audio   channels   from  two
(NASDAQ:  XMSR)                                         satellites  directly  to  vehicle,   home  and  portable
                                                        radios.

                                          OWNED THROUGH LSAT ASTRO

ASTROLINK International LLC                 31.5%       Building   a  Ka-band   satellite   network   originally
                                                        intended  to  provide   broadband  data   communications
                                                        services to businesses worldwide.

ASTROLINK INTERNATIONAL LLC

         The original business plan of ASTROLINK International LLC ("Astrolink") required approximately $2.4 billion in additional financing over the next several years, including approximately $830,000,000 in 2002. During the fourth quarter of 2001, two of Astrolink's members informed Astrolink that they do not intend to provide any of Astrolink's required financing. In light of this decision, Astrolink is considering several alternatives with respect to its proposed business plan, including, but not limited to, seeking alternative funding sources, scaling back their proposed business plan, and liquidating the venture entirely. There can be no assurance that Astrolink will be able to obtain the necessary financing on acceptable terms, or that Astrolink will be able to fulfill its business plan as originally proposed, or at all.

         Based on a fourth quarter 2001 assessment of Astrolink's remaining sources of liquidity and Astrolink's inability to obtain financing for its business plan, the Company concluded that the carrying value of LSAT Astro's investment in Astrolink should be reduced to reflect a fair value that assumes the liquidation of Astrolink. Accordingly, LSAT Astro wrote-off all of its remaining investment in Astrolink during the fourth quarter of 2001. Including LSAT Astro's share of Astrolink's losses for the fourth quarter of 2001, the aggregate amount required to reduce LSAT Astro's investment in Astrolink to zero was $249,868,000. Including such fourth quarter amount, LSAT Astro has recorded losses and charges relating to its investment in Astrolink aggregating $417,202,000 during the year ended December 31, 2001.

SPRINT PCS

         LSAT LLC holds beneficial interests with respect to 5,084,745 shares of Sprint PCS Stock (NYSE: PCS) and certain derivative financial instruments related to those shares. LSAT LLC acquired such interests from the Company pursuant to a Trust Interest Purchase Agreement, dated May 9, 2001 between the Company and LSAT LLC. The aggregate purchase price for the interests in the shares of Sprint PCS Stock was $287,267,000, and was paid by (i) delivery of two secured demand promissory notes issued by LSAT LLC to the Company in the aggregate principal amount of $224,226,000, and (ii) the assumption of $65,041,000 of indebtedness which the Company owed to the Trust. The notes bear interest at a rate of 6.5% per annum, payable quarterly in arrears, at maturity and upon payment of principal. Amounts outstanding under the notes are due and payable, in whole or in part, three business days after the Company's demand therefore, and in any event, in March 2003. LSAT LLC's obligations to the Company under the notes are secured by LSAT LLC's interest in shares of Sprint PCS Stock and by an equity collar of the Sprint PCS Stock. At December 31, 2001, the combined fair value of LSATA LLC's interest in the Sprint PCS Stock and the Sprint PCS Stock equity collar was $301,840,000.

         The Sprint PCS Stock of Sprint Corporation is intended to reflect the performance of Sprint Corporation's wireless PCS operations (the "Sprint PCS Group"). The Sprint PCS Group operates a 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. The Sprint PCS Group also provides wholesale PCS services to companies that resell the services to their customers on a retail basis.

AEROCAST.COM, INC.

         Aerocast.com, Inc. ("Aerocast") is an early-stage company that was organized to develop a terrestrial and satellite network to distribute streaming media to businesses and consumers. Aerocast provides services based on this platform to content providers and broadband last-mile operators (e.g., cable modem, digital subscriber line ("DSL") and wireless). Other major investors in Aerocast include Soros Fund Management and Motorola Broadband Communications.

WILDBLUE COMMUNICATIONS, INC.

         Wildblue Communications, Inc. ("Wildblue") was established to build a Ka-band satellite network to provide broadband data communications services to homes and small offices in North America and Latin America. Other strategic investors in Wildblue include Gemstar-TV Guide International, Inc., Kleiner Perkins Caufield & Byers, TRW, Inc., EchoStar Communications Corp., and Telesat Canada. Wildblue requires significant additional equity funding in the next six months to continue to pursue its current business plan. There can be no assurances that sufficient financing will be available on terms acceptable to Wildblue or on any terms, or that an alternative business plan requiring less capital can be developed.

         Based on a fourth quarter 2001 assessment of Wildblue's remaining sources of liquidity and Wildblue's inability to obtain financing for its business plan, the Company concluded that the carrying value of LSAT LLC's investment in Wildblue should be reduced to reflect a fair value that assumes the liquidation of Wildblue. Accordingly, LSAT LLC wrote-off $36,245,000 of it's investment in Wildblue during the fourth quarter of 2001. Including such fourth quarter write-off, LSAT LLC has recorded writedowns of its investment in Wildblue aggregating $56,483,000 during the year ended December 31, 2001. At December 31, 2001, the remaining carrying value of the Company's investment in Wildblue was $4,512,000.

SKY LATIN AMERICA

         LSAT LLC has a 10% interest in each of three Latin American satellite television operators, together known as Sky Latin America, serving Mexico, Brazil, Colombia, Chile and Argentina. Sky Latin America offers entertainment and services via satellite to households through its various owned and affiliated distribution platforms worldwide. The Sky Latin America entities distribute their programming primarily via direct-to-home or DTH platforms, allowing their subscribers to access a variety of channels covering general entertainment, music, movies, sports, kids, news, documentaries and education genres with their television remote controls. Other major investors in Sky Latin America include News Corporation, Grupo Televisa and Organizacion Globo.

XM SATELLITE RADIO HOLDINGS, INC.

         XM Satellite Radio Holdings (Nasdaq: XMSR) offers approximately 100 national audio channels from two satellites directly to vehicle, home and portable radios. At December 31, 2001, LSAT LLC owned 1,000,000 shares of XM Satellite Radio Holdings.

HUGHES ELECTRONICS CORPORATION

         Hughes (NYSE: GMH), a subsidiary of General Motors Corporation, provides digital television entertainment, satellite services and satellite-based private business networks. At December 31, 2001, LSAT LLC owned 1,821,921 shares of GM Hughes Stock.

THE PRIMESTAR(R) BUSINESS

         Prior to the Hughes Closing Date on April 28, 1999, the Company was engaged, directly and through Phoenixstar and Primestar Partners, in the PRIMESTAR(R) medium power satellite business described below and related high power satellite efforts of Tempo, a wholly-owned subsidiary of the Company. Since the consummation of the Hughes Transactions described above, the Company has not been engaged directly or indirectly in the PRIMESTAR(R) or Tempo businesses. Since the Hughes Closing Date, "PRIMESTAR" has been a registered trademark of Hughes.

PRIMESTAR(R) SERVICE. PRIMESTAR(R) offered a medium power satellite service with over 160 channels of digital video and audio programming throughout the continental United States. The medium power service was transmitted via 24 transponders on GE-2, which is owned and operated by GE American Communications, Inc. and located at the 85(Degree) W.L. orbital position. The PRIMESTAR(R) medium power service served approximately 2.3 million subscribers as of December 31, 1998.

         The Company and other PRIMESTAR distributors, each of whom was also affiliated with a partner of Primestar Partners, contracted directly with residential and commercial subscribers and billed such subscribers directly for the PRIMESTAR(R) service. In turn, the Company and other PRIMESTAR distributors paid authorization and programming fees to Primestar Partners.

TEMPO DBS SYSTEM. Prior to the closing of the Hughes High Power Transaction, the Company, through Tempo, held the FCC License, authorizing construction of a high power DBS system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119(Degree) W.L. orbital position. The 119(Degree) W.L. orbital position is generally visible to home satellite dishes throughout the entire continental U.S. Tempo was also a party to the Satellite Construction Agreement with Loral, pursuant to which Tempo arranged for the construction of Tempo DBS-1 and Tempo DBS-2 and had an option to purchase up to three additional satellites.

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

         The broadband communications industry experiences intense competition in worldwide markets among numerous global competitors, including some of the world's largest and best known companies. The Company and those entities in which the Company has made strategic investments will face competition from other satellite providers, cable television providers, "wireless cable" providers, DSL (digital subscriber line) providers, traditional narrowband Internet access providers, proprietary on-line services and other telecommunications companies and service providers. Many of such competitors and potential competitors have substantially greater capital and financial resources, brand recognition, marketing resources, and/or technological capabilities than the Company, and many have substantial existing customer bases and established relationships with content providers, distributors and/or retail outlets. Such advantages may increase the ability of such actual and potential competitors to compete successfully against the Company and its strategic investments.

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

         Certain terrestrial wireless systems utilize un-licensed radio frequencies for communicating between the antenna serving an individual community and subscribers in that community. However, such systems are nevertheless subject to FCC regulation and may utilize other frequencies that require authorizations for other purposes (such as satellite earth stations or microwave communications between a head end and community antennas). Service providers that use unlicensed spectrum are also subject to interference from other permitted users of such spectrum in their service areas, and may be subject to restrictions on amplification and other limitations.

         Construction of a Ka-band satellite system requires an appropriate construction permit from the FCC. Such permits are generally subject to time limits and requirements that the permittee exercise due diligence toward the construction and deployment of the permitted system within such time limits. Licenses for Ka-band satellites are issued for an initial ten-year term commencing once the satellite is successfully placed into orbit and its operations fully conform to the terms and conditions of the license. Upon the expiration of the license for each Ka-band satellite, the licensee must apply for renewal of the license. Astrolink and Wildblue have been granted five and two FCC permits, respectively. Such permits require Astrolink and Wildblue to meet terms and conditions and comply with FCC regulations. If they do not meet the FCC terms and conditions, their FCC permits could expire, be revoked, modified, or may or may not be renewed.

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

         The Company is primarily engaged in a business other than investing, reinvesting, owning, holding or trading securities, and does not intend to be an investment company within the meaning of the Investment Company Act. However, there is a risk that the Company could be deemed an investment company within the meaning of the Investment Company Act. If the Company is required to register as an investment company under the Investment Company Act, the Company would become subject to substantial regulation of its capital structure, management, operations, transactions with "affiliated persons," as defined in the Investment Company Act, and other matters. If the Company were deemed to be an investment company subject to regulation under the Investment Company Act and did not register under that Act, it would be in violation of the Investment Company Act and would be prohibited from engaging in business or selling its securities and could be subject to civil and criminal actions for doing so. In addition, the Company's contracts would be voidable and a court could appoint a receiver to take control of the Company and liquidate it. Therefore, the Company's classification as an investment company subject to regulation under the Investment Company Act could materially adversely affect its business, results of operations and financial condition.

OTHER

         During 2000 and 1999, the Company purchased approximately $25,000 and $200,000, respectively, in equipment to be used in research and development activities, in addition to approximately $320,000 and $200,000, respectively, expended in research and development activities which is included in operations. Amounts expended for research and development in 2001 were not significant.

         Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, results of operations or competitive position of the Company.

         As of December 31, 2001, the Company had 4 employees.

(D)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES

         Not applicable.

ITEM 2.  PROPERTIES.

         The Company owns no real estate. The Company subleases office space from Liberty Media in Englewood, Colorado. The Company believes that such office space is adequate for its business operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

         In a civil action entitled DANIEL BOONE, OZARK HEARTLAND ELECTRONICS, INC. V. RADIO SHACK, ET AL, pending in the United States District Court, Western District, Springfield Division, Missouri, Civil Action No. 99-3109-CV-S-RGC-ECF, plaintiff alleges that the Company and other defendants (i) entered into a vertical resale price maintenance agreement with Radio Shack, in violation of
Section 1 of the Sherman Act, and (ii) tortiously interfered with plaintiff's contractual relationship with Radio Shack when they requested that Radio Shack terminate plaintiff's right to market PRIMESTAR(R) products. On February 1, 2001, the Eighth Circuit Court of Appeals affirmed an earlier ruling by the District Court granting summary judgment in favor of each of the Defendants and dismissing the suit. The plaintiff has filed a Petition for Rehearing, which was denied by the Eighth Circuit Court of Appeals on March 4, 2002. The plaintiff has until June 3, 2002 to file a petition for certiorari with the United States Supreme Court. Phoenixstar has a contractual obligation to indemnify the Company for liability, if any, arising out of this matter.

         SHAREHOLDER LITIGATION. On October 12, 2001, Liberty Media announced that it had offered to acquire by merger all the outstanding shares of the Company's common stock that Liberty Media did not already own. In the proposed merger, each share of Company common stock would have been exchanged for 0.09 of a share of Liberty Media Series A common stock. Beginning on October 15, 2001, eight purported class actions styled STEINER V. LIBERTY SATELLITE & TECHNOLOGY, INC., ET AL., C.A. No. 19185, LEVY V. ANGELICH, ET AL., C.A. No. 19186, FINKE V. LIBERTY SATELLITE & TECHNOLOGY, INC., C.A. No. 19187, GARBER V. HOWARD, ET AL., C.A. No. 19192, HAUSSER V. BENNETT, ET AL., C.A. No. 19199, MARKS V. LIBERTY SATELLITE & TECHNOLOGY, INC., ET AL., C.A. No. 19200, RAND V. LIBERTY SATELLITE & TECHNOLOGY, INC., ET AL., C.A. No. 19207, and KRIM V. LIBERTY SATELLITE & TECHNOLOGY, INC., ET AL., C.A. No. 19233, were filed on behalf of the stockholders of the Company, other than Liberty Media and the defendants, in the Court of Chancery in New Castle County, Delaware (the "Delaware Actions"). On October 25 and 29, 2001, two purported class actions, styled COHEN V. HOWARD, ET AL., Case No. 01CV3086 and HIMES V. LIBERTY SATELLITE & TECHNOLOGY, INC., ET AL., Case No. 01CV3119, were filed on behalf of the stockholders of the Company, other than Liberty Media and the defendants, in District Court in Arapahoe County, Colorado (the "Colorado Actions" and, together with the Delaware Actions, the "Actions"). The Actions generally named as defendants in addition to the Company current directors Gary Howard, John W. Goddard, J. Curt Hockemeier, Alan M. Angelich, Williams H. Berkman and Robert R. Bennett, as well as William R. Fitzgerald, an officer of Liberty Media who had been nominated, but not elected, to fill a vacancy on the board. Certain of the Company's officers were named as defendants in one of the Delaware Actions, and Carl Vogel, a former officer and director of the Company, was named as a defendant in one of the Delaware Actions. The Actions asserted that the offer made by Liberty Media, among other things, was the product of unfair dealing by Liberty Media and its affiliates on the Company's board of directors, did not offer the public stockholders of the Company fair value for their shares, and was timed to take advantage of drop in the trading price of the Company's stock. The plaintiffs generally sought preliminary and permanent injunctive relief to prevent consummation of the offer made by Liberty Media, and, if the transaction with Liberty Media was consummated, an order rescinding the transaction or damages. On December 3, 2001, Liberty Media announced the withdrawal of the October 12, 2001 proposal. Each of the Actions, other than KRIM V. LIBERTY SATELLITE & TECHNOLOGY, INC. have been subsequently dismissed without prejudice. The
Company believes that the claims in the Krim matter are unripe and without merit, and will be dismissed as well. This represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Through April 1, 2002, shares of the Series A common stock ("Series A Common Stock") and Series B common stock ("Series B Common Stock") of Liberty Satellite and Technology, Inc. ("LSAT" or the "Company") traded over-the-counter on the OTC Bulletin Board under the symbols "LSATA" and "LSATB", respectively. Following the April 1, 2002 reverse stock splits described below, shares of Series A Common Stock and Series B Common Stock began trading under the symbols "LSTTA" and "LSTTB", respectively. Historically, shares of Series B Common Stock have had low trading volume due to a relatively low number of shares held in the public float. The following table sets forth the range of high and low bid prices in U.S. dollars of shares of Series A Common Stock and Series B Common Stock for the periods indicated. The prices are interdealer prices, do not include retail markups, markdowns, or commissions and may not represent actual transactions.

         On April 1, 2002, the Company effected 1 for 10 reverse stock splits of its Series A Common Stock and Series B Common Stock. All share and per share amounts included herein have been adjusted to give retroactive effect to such reverse stock splits.

                                          SERIES A                SERIES B
                                     -------------------     -------------------
                                       HIGH       LOW          HIGH       LOW
                                     --------   --------     --------   --------
2001
  First quarter                      $  50.00      14.38        46.25     16.25
  Second quarter                     $  45.50      14.38        45.00     16.25
  Third quarter                      $  31.50      10.40        29.50     11.00
  Fourth quarter                     $  14.80       7.50        16.50      8.10

2000
  First quarter                      $ 208.10     118.10       205.00    110.00
  Second quarter                     $ 185.00      73.80       187.50     78.80
  Third quarter                      $ 134.70      79.40       137.50     80.00
  Fourth quarter                     $  98.80      21.30       102.50     22.50

         As of January 31, 2002, there were approximately 4,640 and 277 record holders of the Series A Common Stock and Series B Common Stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder).

         The Company has not paid cash dividends on its Series A Common Stock and Series B Common Stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of its earnings, financial condition and other relevant considerations.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data related to the Company's financial condition and results of operations for the five years ended December 31, 2001 are summarized as follows (such information should be read in conjunction with the accompanying consolidated financial statements of the Company).

                                                                      Years ended December 31,
                                               -------------------------------------------------------------------------
                                                    2001            2000          1999         1998(1)          1997
                                                    ----            ----          ----         -------          ----
                                                           amounts in thousands, except per share amounts
SUMMARY STATEMENT OF OPERATIONS DATA:
  Revenue                                        $      420           445             --       168,500         561,990
  Operating, selling, general and
    administrative expenses and stock
    compensation                                 $   (5,072)       (1,096)       (12,160)     (158,810)       (489,947)
  Operating loss                                 $   (4,739)         (749)       (12,183)      (55,415)       (171,599)
  Interest expense (2)                           $   (6,254)       (5,729)          (140)      (14,177)        (47,992)
  Share of losses of affiliates (3)              $ (424,247)       (7,251)            --      (375,053)        (20,473)
  Nontemporary declines in fair values of
    investments(4)                               $  (76,799)       (9,860)            --            --              --
  Minority interest in loss (earnings) of
      consolidated subsidiary                    $  374,634          (536)            --            --              --
  Net earnings (loss)                            $ (102,648)      (49,137)        67,262      (445,266)       (238,341)
  Basic and diluted earnings (loss) per
    common share (5)                             $   (18.63)       (10.75)          9.67        (65.75)         (35.76)


                                                                            December 31,
                                               -------------------------------------------------------------------------
                                                    2001            2000           1999        1998(1)         1997
                                                    ----            ----           ----        -------         ----
                                                                        amounts in thousands
SUMMARY BALANCE SHEET DATA:
  Cash and cash equivalents                      $    9,686       157,198          2,473            --           6,084
  Investments in affiliates accounted for
    using the equity method                      $   12,158       280,564             --            --          11,093
  Investments in available-for-sale
    securities and other cost investments,
    including securities pledged to
    creditors                                    $  570,723       547,024        140,101            --              --
  Total assets                                   $  612,077       986,256        143,197       463,133       1,204,856
  Debt, including current portion (2)            $  182,826        89,985          3,044            --         418,729
  Minority interest in consolidated
    subsidiary                                   $  194,385       534,301             --            --              --
  Redeemable preferred stock                     $  202,386       196,614             --            --              --
  Stockholders' equity (deficit)                 $      706       131,156         64,727        (6,365)       136,269

----------

(1) Pursuant to a roll-up transaction that was consummated on April 1, 1998, LSAT contributed and transferred to PRIMESTAR, Inc. (now known as Phoenixstar, Inc.) all of its assets and liabilities except for assets and liabilities related to the high power direct broadcast satellite system then being constructed by Tempo Satellite, Inc., a wholly-owned subsidiary of the Company.

(2) At December 31, 2001, debt is comprised of $97,503,000 of outstanding borrowings under a loan facility, $66,963,000 of aggregate borrowings outstanding under promissory notes payable to Liberty Media Corporation, and $18,360,000 of borrowings outstanding pursuant to a securities lending agreement. For additional information, see notes 4, 6 and 8 to the accompanying consolidated financial statements.

(3) The 2001 amount includes charges and losses aggregating $417,202,000 relating to the Company's indirect investment in ASTROLINK International LLC.

(4) The 2001 amount includes charges aggregating $56,483,000 to reflect nontemporary declines in the fair value of the Company's indirect investment in Wildblue Communications, Inc.

(5) On April 1, 2002, the Company effected 1 for 10 reverse stock splits of its Series A Common Stock and Series B Common Stock. All share and per share amounts included herein have been adjusted to give retroactive effect to such reverse stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT TRANSACTIONS

LIBERTY 2000 TRANSACTIONS. On March 16, 2000, the Company completed two transactions (the "Liberty 2000 Transactions") with Liberty Media Corporation ("Liberty Media"). Pursuant to the terms of the first transaction, the Company acquired a beneficial interest in 5,084,745 shares of Sprint Corporation PCS Group common stock (the "Sprint PCS Stock") with an aggregate market value on the closing date of $300,000,000 in exchange for 150,000 shares of LSAT Series A 12% Cumulative Preferred Stock with a liquidation value of $150,000,000 and 150,000 shares of LSAT B 8% cumulative Convertible Voting Preferred Stock (Series B Preferred Stock") with a liquidation value of $150,000,000. The shares of Series B Preferred Stock have super voting rights which give Liberty Media voting control over the Company. Accordingly, since March 16, 2000, the Company has been a consolidated subsidiary of Liberty Media.

         Pursuant to the terms of the second transaction, the Company (through its wholly-owned subsidiaries) became the managing member of two newly formed limited liability companies, Liberty Satellite, LLC ("LSAT LLC") and LSAT Astro LLC ("LSAT Astro" and with LSAT LLC, the "LSAT Joint Ventures"). The Company contributed (i) its beneficial interest in 4,221,921 shares of General Motors Class H common stock ("GM Hughes Stock"), subject to the liability under the LSAT GMH SAR, as defined below, and (ii) other assets to LSAT LLC in exchange for a 10.59% ownership interest in LSAT LLC. Liberty Media contributed cash and its interests in various satellite related assets, including an 86.01% ownership interest in LSAT Astro, to LSAT LLC in exchange for the remaining 89.41% ownership interest in LSAT LLC. In addition, the Company received a 13.99% ownership interest in LSAT Astro in exchange for a $60,000,000 note payable to Liberty Media. As the Company is a consolidated subsidiary of Liberty Media, all of the assets contributed by the Company and Liberty Media to the LSAT Joint Ventures were recorded at their net book values at the date of contribution.

LSAT LLC AND ASCENT TRANSACTIONS. On August 16, 2001, the Company entered into two separate purchase agreements with Liberty Media and certain of its subsidiaries and affiliates. Both agreements were amended in November 2001 and January 2002. One agreement provides for the Company's acquisition of certain subsidiaries of Liberty Media that hold an aggregate 89.41% ownership interest in LSAT LLC in exchange for 25,298,379 shares of Series B Common Stock of the Company. The second purchase agreement provides for the Company's acquisition of 100% of the capital stock of Ascent Entertainment Group, Inc. ("Ascent") from a subsidiary of Liberty Media in exchange for 8,701,621 shares of Series B Common Stock of the Company. Ascent's primary operating subsidiary is On Command Corporation, which provides in-room, on-demand video entertainment and information services to hotels, motels and resorts, primarily in the United States. The foregoing transactions (the "LSAT LLC and Ascent Transactions") closed on April 1, 2002. As a result of the consummation of the LSAT LLC and Ascent Transactions, Liberty Media's common stock ownership in the Company increased to 84.1% and its voting power in the Company increased to 97.6%.

         As a result of the consummation of the LSAT LLC and Ascent Transactions, the Company became the owner of 100% of the equity interests of Ascent and LSAT LLC. Due to the fact that the Company, LSAT LLC and Ascent are all under the common control of Liberty Media, the LSAT LLC and Ascent Transactions will each be accounted for by the Company in a manner similar to a pooling-of-interests. This means that the book value of Ascent's assets, liabilities and stockholders' equity (including certain purchase accounting adjustments that Liberty Media has not "pushed down" to Ascent's historical financial statements) will be carried over to the consolidated balance sheet of the Company. In addition, beginning with the Company's Report on Form 10-Q for the quarter ended June 30, 2002, the consolidated financial statements of the Company for periods prior to the consummation of the LSAT LLC and Ascent Transactions will be restated to (i) eliminate the minority interest in LSAT LLC's financial position and results of operations, and (ii) include Ascent's financial position and results of operations from March 28, 2000, the date Ascent was acquired by Liberty Media. Summarized unaudited financial information for Ascent for the periods that Ascent has been owned by Liberty Media is set forth below. Such financial information includes the "push down" of Liberty Media's purchase accounting adjustments related to Ascent.

                                                                           December 31,
                                                             -----------------------------------
                                                                   2001                  2000
                                                             ---------------        ------------
                                                                      amounts in thousands
CONSOLIDATED FINANCIAL POSITION
       Current assets                                        $        60,651             350,313
       Property and equipment, net                                   317,025             324,595
       Intangible and other assets                                   242,312             348,477
                                                             ---------------        ------------
           Total assets                                      $       619,988           1,023,385
                                                             ===============        ============

       Accounts payable and accrued liabilities              $        38,584              76,545
       Debt                                                          264,761             426,396
       Deferred tax liability                                         27,171              30,394
       Amounts due to Liberty Media                                   16,094              34,311
       Minority interest                                                 948              54,790
       Equity                                                        272,430             400,949
                                                             ---------------        ------------
           Total liabilities and equity                      $       619,988           1,023,385
                                                             ===============        ============

                                                                                              Nine months
                                                                         Year ended              ended
                                                                        December 31,          December 31,
                                                                            2001                 2000
                                                                      ----------------      ----------------
                                                                              amounts in thousands
CONSOLIDATED OPERATING RESULTS
       Revenue                                                        $        253,967               217,828
       Operating, selling, general and administrative expenses                (217,726)             (162,754)
       Depreciation and amortization                                          (172,240)             (135,215)
                                                                      ----------------      ----------------
           Operating income                                                   (135,999)              (80,141)
       Other income (expense)                                                    3,342                25,602
                                                                      ----------------      ----------------
           Net loss                                                   $       (132,657)              (54,539)
                                                                      ================      ================

         HUGHES TRANSACTIONS. Effective June 4, 1999, the Company completed the sale of its high power direct broadcast satellite ("DBS") assets to Hughes Electronics Corporation ("Hughes"), pursuant to an asset purchase agreement dated as of January 22, 1999 (the "Hughes High Power Agreement"). The assets transferred by the Company pursuant to the Hughes High Power Agreement consisted of Temp's two high-power DBS satellites ("Tempo DBS-1" and "Tempo DBS-2"), its Federal Communications Commission ("FCC") authorizations with respect to the 119(degree) West Longitude orbital location ("FCC License") and certain related assets. The Company had previously granted PRIMESTAR, Inc. (now known as Phoenixstar) ("Phoenixstar") the transferable right and option (the "Tempo Purchase Option") to purchase such high power DBS assets for aggregate consideration of $2,500,000 in cash and the assumption of all liabilities. In addition, Tempo Satellite, Inc. ("Tempo") a subsidiary of the Company, had previously granted to Primestar Partners LP ("Primestar Partners") the right to purchase or lease 100% of the capacity of the DBS system being constructed by Tempo (the "Tempo Capacity Rights"), and Primestar Partners had made advances to Tempo to fund the construction of Tempo's DBS system in the aggregate amount of $465,000,000 (the "Tempo Reimbursement Obligation").

         Accordingly, the Hughes High Power Agreement provided for (i) the sale by Phoenixstar to Hughes of the Tempo Purchase Option, (ii) the exercise of the Tempo Purchase Option by Hughes, and (iii) the termination of the Tempo Capacity Rights (collectively, the "Hughes High Power Transaction"). The aggregate consideration payable by Hughes in the Hughes High Power Transaction was $500,000,000, payable as described below.

         As regulatory approval was required to transfer Tempo DBS-1 and the FCC License, the Hughes High Power Agreement provided for the Hughes High Power Transaction to be completed in two steps. The first closing was consummated effective March 10, 1999, and the second closing was consummated effective June 4, 1999. The Company recognized an aggregate gain on disposition of assets of $13,712,000 in connection with such closings.

         In a separate transaction (the "Hughes Medium Power Transaction") completed on April 28, 1999 (the "Hughes Medium Power Closing Date"), Phoenixstar sold to Hughes Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash and 14,613,000 shares of GM Hughes Stock valued at approximately $258,000,000 on the date of closing.

         In connection with the Company's approval, as a stockholder of Phoenixstar, of the Hughes Medium Power Transaction and other transactions, the Company received 4,221,921 shares of GM Hughes Stock, valued at $66,143,000, on the Hughes Medium Power Closing Date. Such amount is recorded as other income in the 1999 consolidated statement of operations. As a condition to the receipt of the GM Hughes Stock, the Company issued Phoenixstar a share appreciation right (the "LSAT GMH SAR") granting Phoenixstar the right to any market price appreciation in such GM Hughes Stock during the one-year period following the date of issuance, over an agreed strike price of $15.67.

GENERAL

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

RESULTS OF OPERATIONS

         The Company is currently a holding company. As a holding company, LSAT has had no significant direct operations since April 1, 1998. The Company (i) incurs general and administrative expenses to manage its interests in other companies and maintain its status as a publicly traded company and (ii) provides management services to Phoenixstar. As discussed above, the closing of the LSAT LLC and Ascent Transactions will have a significant impact on the Company's historical and future consolidated financial statements.

2001 VS. 2000

         Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly fee. Such fees aggregated $420,000 and $445,000 in 2001 and 2000, respectively. In addition, Phoenixstar reimburses the Company for certain expenditures that benefit Phoenixstar, such as office rent and computer support. Under the current management agreement, expense allocations have been limited to $5,000 per month since February 2001. Such allocations aggregated $54,000 and $169,000 during 2001 and 2000, respectively, and are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations

         Including amounts allocated to the Company from Liberty Media, the Company's general and administrative expenses were $4,804,000 and $4,211,000 in 2001 and 2000, respectively. The increase in 2001 is primarily due to investment banking, legal and accounting fees related to the LSAT LLC and Ascent Transactions. Such increased fees were partially offset by lower salaries, due primarily to the April 2001 reassignment of three employees to another subsidiary of Liberty Media.

         The Company records estimated stock compensation pursuant to the intrinsic value method of Accounting Principles Board Opinion No. 25. Such estimate is subject to future adjustment based upon market value of the Company's stock. The stock compensation expense in 2001 is attributable to restricted stock awards granted in February 2001. Since none of the Company's outstanding stock appreciation rights ("SARs") were in-the-money at December 31, 2001 or 2000, the Company recorded no compensation expense with respect to SARs during 2001. The adjustment to stock compensation expense in 2000 is the result of a decrease in the Company's liability for SARs.

         The Company recognized interest income of $1,871,000 and $10,361,000 in 2001 and 2000, respectively. Such income was earned primarily on the cash and cash equivalent balances maintained by LSAT Astro. The Company acquired its interests in LSAT Astro in March 2000 pursuant to the Liberty 2000 Transactions. During 2001, all of LSAT Astro's cash and cash equivalent balances were utilized to fund the capital calls of ASTROLINK International LLC ("Astrolink"), LSAT Astro's 31.5%-owned investee. Accordingly, the Company does not expect to generate significant interest income for the foreseeable future.

         During 2001 and 2000, the Company recognized interest expense of $6,254,000 and $5,729,000, respectively. The increase in interest expense represents the net effect of an increase in the Company's weighted average debt balance, partially offset by a decrease in interest rates.

         During 2001 and 2000, the Company's share of losses of affiliates aggregated $424,247,000 and $7,251,000, respectively. The significant increase from 2000 to 2001 is primarily attributable to losses and charges arising from LSAT Astro's investment in Astrolink. Due to the Company's fourth quarter 2001 determination that LSAT Astro's investment in Astrolink should be reduced to a fair value that assumes the liquidation of Astrolink, LSAT Astro wrote-off its remaining $249,868,000 investment in Astrolink during the fourth quarter of 2001. Including a $155,000,000 write-off taken during the second quarter of 2001, and LSAT Astro's share of Astrolink's losses, the aggregate charges and losses recorded by LSAT Astro during 2001 with respect to its investment in Astrolink were $417,202,000. The comparison between 2001 and 2000 is also affected by the fact that the 2000 amount includes only ten months of losses for Astrolink and six months of losses for Aerocast.com, Inc. ("Aerocast"), whereas the 2001 amount includes a full year of losses for both Astrolink and Aerocast.

         Nontemporary declines in fair values of investments aggregated $76,799,000 and $9,860,000 during 2001 and 2000, respectively. The significant increase from 2000 to 2001 is primarily attributable to reductions of the carrying value of LSAT LLC's investment in Wildblue Communications, Inc. ("Wildblue") that were recorded during 2001. Due to the Company's fourth quarter 2001 determination that LSAT LLC's investment in Wildblue should be reduced to a fair value that assumes the liquidation of Wildblue, LSAT LLC wrote-off $36,245,000, or all but $4,512,000, of its investment in Wildblue during the fourth quarter of 2001. Including writedowns aggregating $20,238,000 that were taken during the first three quarters of 2001, LSAT LLC has recorded writedowns of its investment in Wildblue aggregating $56,483,000 during 2001. The 2001 amount also includes a $14,575,000 writedown of LSAT LLC's investment in XM Satellite Radio Holdings, Inc. ("XMSR").

         The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is nontemporary. The Company considers a number of factors in its determination including (i) the financial condition, operating performance and near term prospects or the investee; (ii) the reason for the decline in fair value, be it general market conditions, industry specific of investee specific; (iii) the length of time that the fair value of the investment is below the Company's carrying value and (iv) the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be nontemporary, the cost basis of the security is written down to fair value. In situations where the fair value of an asset is not evident due to a lack of public market price or other factors, management uses its best estimates and assumptions to arrive at the estimated fair value of such an asset. The Company's assessment of the foregoing factors pursuant to this accounting policy involves a high degree of judgment and includes significant estimates and assumptions. Accordingly, the Company believes this policy represents its most critical accounting policy.

         Unrealized gains on financial instruments during 2001 include a $9,748,000 gain related to the Company's put spread collar, a $25,902,000 gain related to changes in the time value of the Company's equity collars and a $3,241,000 gain related to the put option liability discussed in note 4 to the accompanying consolidated financial statements.

         In May 2000, the Company sold 2,400,000 shares of GM Hughes Stock for net cash proceeds of $74,243,000 (after fees and commissions of $717,000) and used $65,721,000 of such net cash proceeds to satisfy the LSAT GMH SAR. The Company recognized a gain on the sale of the GM Hughes Stock of $36,643,000, which was more than offset by a loss on the satisfaction of the LSAT GMH SAR of $65,721,000.

         The Company recorded minority interest share of losses (earnings) aggregating $374,634,000 and ($536,000) during 2001 and 2000, respectively. Such amounts primarily represent Liberty Media's interest in LSAT LLC's net earnings and losses. The 2001 amount includes the minority owner's share of the charges and losses recorded with respect to LSAT Astro's investment in Astrolink and LSAT LLC's investments in Wildblue and XMSR.

         The Company recognized income tax benefit (expense) of ($5,818,000) and $8,131,000 in 2001 and 2000, respectively. The 2001 expense is primarily attributable to the federal alternative minimum tax that is payable in connection with the transfer of Sprint PCS Stock from LSAT to LSAT LLC, as discussed in note 6 to the accompanying consolidated financial statements. The Company is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset income tax liabilities or the Company generates taxable income. For financial reporting purposes, all of the Company's income tax liabilities had been fully offset by income tax benefits at December 31, 2001 and December 31, 2000. In connection with the consummation of the LSAT LLC and Ascent Transactions, the Company and Liberty Media entered into a Tax Liability Allocation and Indemnification Agreement. For additional information, see note 4 to the accompanying consolidated financial statements.

2000 VS. 1999

         During 2000, the Company earned $445,000 pursuant to its February 1, 2000 management agreement with Phoenixstar. In addition, Phoenixstar reimburses the Company for certain expenditures which benefit Phoenixstar, such as office rent and computer support. Such reimbursements aggregated $169,000 during 2000 and are reflected as a reduction of general and administrative expenses in the accompanying statement of operations.

         Including amounts allocated to the Company from Liberty Media, the Company's general and administrative expenses increased from $776,000 in 1999 to $4,211,000 in 2000. Such increase is primarily due to increases in (i) salaries and related employee costs and (ii) contract labor and professional fees. During the period from April 1, 1998 through the second quarter of 1999, the Company had no paid employees. In anticipation of the Liberty Transactions, the Company hired three employees in late 1999. In addition, the Company initiated research and development ("R&D") activities in the third quarter of 1999. The Company hired additional employees in 2000. As a result of such hirings, the Company's salaries and employee-related costs increased from $228,000 in 1999 to $1,478,000 in 2000. In connection with the Liberty 2000 Transactions, the Company incurred in excess of $800,000 in investment banking, legal and accounting fees.

         The Company records estimated stock compensation pursuant to the intrinsic value method of Accounting Principles Board Opinion No. 25. Such estimate is subject to future adjustment based upon market value of the Company's stock. The adjustment to stock compensation in 2000 and the stock compensation expense in 1999 are the result of fluctuations in the Company's stock price.

         In 1999, the Company incurred $4,511,000 of expenses associated with the operation and maintenance of the Tempo DBS-1 and Tempo DBS-2. Such expenses were incurred during the first six months of 1999, prior to the sale of the Tempo High Power Assets to Hughes.

         During the year ended December 31, 2000, the Company recognized interest expense of $5,729,000, compared to $140,000 in 1999. Such increase is due to an increase in the Company's weighted average debt balance in 2000.

         The Company recognized interest income of $10,361,000 for the year ended December 31, 2000, compared to $146,000 in 1999. Such 2000 interest income was earned primarily on LSAT Astro's cash and cash equivalent balances. As discussed above, all of the LSAT Astro cash and cash equivalent balances were used to fund Astrolink capital calls in 2001. Accordingly, the Company does not expect to generate significant interest income for the foreseeable future.

         During the year ended December 31, 2000, the Company's share of losses of affiliates aggregated $7,251,000. Such losses include ten months of losses for Astrolink and six months of losses for Aerocast.

         During the year ended December 31, 2000, the Company recognized impairment losses on its investments in Jato Communications Corp. and Netbeam, Incorporated aggregating $9,860,000. The Company also recorded an unrealized loss of $14,426,000 related to certain of its derivative financial instruments.

         During the year ended December 31, 1999, the Company recognized a gain on sale of satellites of $13,712,000 and other income of $66,143,000. The gain on sale of satellites related to the sale of the Tempo High Power Assets to Hughes. The other income related to the receipt from Phoenixstar of the GM Hughes Stock in connection with the consummation of the Hughes Medium Power Transaction.

         The Company recorded minority share of earnings aggregating $536,000 during the year ended December 31, 2000. Such amount primarily represents Liberty Media's interest in LSAT LLC's net earnings during 2000.

         The Company recognized income tax benefit of $8,131,000 in 2000 and income tax expense of $416,000 in 1999. As discussed above, the Company is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset income tax liabilities or the Company generates taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently has no operating income and/or positive cash flow. During the year ended December 31, 2001, the Company funded its operating and investing activities with a combination of debt borrowings, and contributions and advances from Liberty Media, as a member of LSAT LLC.

         During 2000, the Company entered into a revolving credit facility due March 10, 2003, which, as amended, provides for maximum borrowings of $303,000,000 (the "PCS Loan Facility"). In May 2001, LSAT transferred its rights and obligations under the PCS Loan Facility to LSAT LLC. The PCS Loan Facility is secured by the Company's interest in the Sprint PCS Stock and the Sprint PCS Stock equity collar described below. Interest accrues at the 30 day LIBOR (2.1% at December 31, 2001) and is payable monthly. The Company anticipates that it will use available borrowings under the PCS Loan Facility to fund its investing and operating activities. At December 31, 2001, borrowing availability pursuant to the PCS Loan Facility was $205,497,000.

         In connection with the Liberty 2000 Transactions, the Company entered into a $60,000,000 note payable to Liberty Media. The note bears interest at the 3 month LIBOR plus 2% (5.4% at December 31, 2001). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. At December 31, 2001, the unpaid principal on the note was $48,411,000 and the accrued interest on the note was $886,000.

         Borrowings under the PCS Loan Facility and the note payable to Liberty Media are due and payable in March 2003. Although the Company could elect to use proceeds from the sale of its Sprint PCS Stock to repay in full the PCS Loan Facility and the note payable to Liberty Media, the Company might also seek to refinance or extend the PCS Loan Facility and/or the note payable to Liberty Media in order to avoid selling some or all of its Sprint PCS Stock. No assurance can be given that the Company would be able to obtain, on terms acceptable to the Company, the external financing that might be required to repay the Liberty Media note and/or the PCS Loan Facility if such borrowings are not otherwise extended or repaid.

         The trust holding the Sprint PCS Stock in which LSAT LLC has a beneficial interest has entered into an equity collar with a financial institution for LSAT LLC's benefit with respect to such Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. The trust simultaneously sold a call option giving the counterparty the right to buy the same number of shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or the Company. The fair value of the Sprint PCS Stock equity collar was approximately $177,721,000 at December 31, 2001.

         LSAT LLC has entered into a put spread collar with a financial institution with respect to the Company's shares of GM Hughes Stock. The collar
(i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the 1,821,921 shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At December 31, 2001, the fair value of the GM Hughes Stock put spread collar was approximately $14,746,000.

         LSAT LLC has also entered into an equity collar with a financial institution with respect to the Company's shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. The fair value of the XMSR equity collar was approximately $11,115,000 at December 31, 2001.

         On June 27, 2001, LSAT LLC entered into an agreement to loan 1,000,000 shares of XMSR to a third party. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $18,360,000 at December 31, 2001. Such cash collateral is reported as restricted cash in the accompanying consolidated balance sheet. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of .15% per annum. As of December 31, 2001, 1,000,000 shares of XMSR had been lent under this agreement. The loan has no stated maturity date.

         As the Company's equity collars are designated to specific shares of stock held by the Company, and the changes in the fair value of the equity collars are correlated with changes in the fair value of the underlying securities, the equity collars function as hedges. Accordingly, changes in the fair value of these equity collars are reported in earnings along with the changes in the fair value of the underlying securities. The Company recognizes in earnings the ineffective portion of its equity collars. The Company's put spread collars do not function as hedges, and therefore changes in the fair value of the put spread collars are recorded as unrealized gains on financial instruments in the Company's consolidated statements of operations.

         Pursuant to the terms of the Liberty 2000 Transactions, Liberty Media contributed $249,620,000 in cash to LSAT Astro. The Company used all of such cash to fund Astrolink capital calls during 2001 and 2000.

         LSAT LLC has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $103,926,000 at December 31, 2001. Currently, the Company is not certain of the likelihood of being required to perform under such guarantees.

         During the year ended December 31, 2001, Liberty Media loaned $18,552,000 to LSAT LLC. LSAT LLC used the proceeds from these loans to fund capital calls from Sky Latin America. The loans bear interest at 8% and are due and payable on demand. Accrued interest on these loans aggregated $285,000 at December 31, 2001. Concurrently, with the closing of the LSAT LLC and Ascent Transactions, Liberty Media contributed to the Company, as part of those transactions and for no additional consideration, promissory notes issued by subsidiaries of Liberty Media, with an aggregate principal balance of $18,552,000.

         Effective September 29, 2000, LSAT LLC acquired a 1% managing common interest in a joint venture ("IB2 LLC") from a subsidiary of Liberty Digital, Inc. ("Liberty Digital") for $652,000. Liberty Digital, a consolidated subsidiary of Liberty Media, retained a preferred interest (the "Preferred Interest") in IB2 LLC, which owns approximately 360,000 shares of iBEAM Broadcasting Corp. ("iBEAM") common stock ("iBEAM Stock"). The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM Stock on September 29, 2000) plus a 9% return, compounded annually (the "Put Option"). LSAT LLC has the right to call Liberty Digital's Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances LSAT LLC can force Liberty Digital to exercise the Put Option prior to September 29, 2008. During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company adjusted the carrying amount of the Put Option liability to $28,488,000. Such amount represents the Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the Put Option will be limited to Liberty Digital's 9% return on the Put Option liability.

         In March 2000, the Company issued 150,000 shares of Series A Cumulative Preferred Stock ("Series A Preferred Stock"), and 150,000 shares of Series B Cumulative Preferred Stock ("Series B Preferred Stock") to Liberty Media in exchange for shares of Sprint PCS Stock. On the date of issuance, each such series of preferred stock had an aggregate stated value of $150,000,000. The Series A Preferred Stock and Series B Preferred Stock, which were each issued at a discount to their stated values, are redeemable at the option of Liberty Media on or after April 1, 2020 at a price equal to stated value plus all accrued and unpaid dividends. During 2001, the Company used a combination of cash ($22,500,000) and shares of Series A Common Stock (204,571 shares) to satisfy the $30,000,000 aggregate annual dividend requirements of the Series A Preferred Stock and Series B Preferred Stock. The Company may elect to use cash or Series A Common Stock to satisfy such dividend requirements through March 2003. For additional information concerning the Company's redeemable preferred stock, see note 9 to the accompanying consolidated financial statements of the Company.

         Information concerning the timing of the Company's required payments due under the PCS Loan Agreement, certain promissory notes with Liberty Media, and the Put Option liability is summarized below:

                                                                              Payments due by period
                                                              ----------------------------------------------------
                                                              Less than       1 to 3        4 to 5         After
                                                 Total         One Year        Years         Years        5 Years
                                              ------------    ----------     ---------     --------      ---------
                                                                      amounts in thousands
PCS Loan Agreement                            $     97,503            --        97,503           --             --
Promissory notes with Liberty Media                 66,963        18,552        48,411           --             --
Put Option liability                                28,488            --            --           --         28,488
                                              ------------    ----------     ---------     --------      ---------
        Total                                 $    192,954        18,552       145,914           --         28,488
                                              ============    ==========     =========     ========      =========

         As a result of the consummation of the LSAT LLC and Ascent Transactions, Liberty Media no longer has a direct ownership interest in LSAT LLC, and therefore has no obligation to provide funding to LSAT LLC. Accordingly, the Company's primary sources of liquidity are expected to be borrowing availability under the PCS Loan Facility and cash and cash equivalent balances held by the Company and Ascent (exclusive of any such balances held by Ascent's subsidiaries). Other than such cash and cash equivalent balances, which aggregated $31,044,000 at December 31, 2001, the Company does not expect Ascent and its consolidated subsidiaries to provide or require any of the Company's financial resources during 2002. During 2002, the Company anticipates that it will use a portion of its financial resources to fund LSAT LLC's capital contributions to Sky Latin America, the Company's operating deficit, its interest requirements under the PCS Loan Facility and the note payable to Liberty Media, and its dividend requirements under the Series A Preferred Stock and Series B Preferred Stock.

RECENT ACCOUNTING PRONOUNCEMENTS

         During 2001, the Financial Accounting Standards Board issued four new Statements of Financial Accounting Standards. The Company does not believe that the adoption of any of such statements will have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2001, the Company had $145,914,000 of variable-rate debt with a weighted-average interest rate of 3.2%. Accordingly, the Company is subject to interest rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. All such variable-rate debt is due in March 2003.

         The Company is exposed to changes in stock prices primarily as a result of its significant holdings in Sprint PCS Stock and other publicly traded securities. The Company uses equity collars and a put spread collar to hedge market risk with respect to certain of its publicly traded securities. At December 31, 2001, the aggregate fair market value of the Company's publicly traded securities (excluding the fair value of related hedge instruments) was $184,581,000 ($124,119,000 of which represents the fair value of the Sprint PCS Stock). At December 31, 2001, the fair value of the Company's equity collars was $188,836,000 ($177,721,000 of which represents the fair value of the Sprint PCS Stock equity collar), and the fair value of the Company's put spread collar was $14,746,000. At December 31, 2001, the fair market value of the GM Hughes Stock that is the subject of the put spread collar was $28,149,000. At price levels approximately 4% below the December 31, 2001 fair market value of GM Hughes Stock, the put spread collar would cease to provide protection against further declines in fair value. In addition, the Company owned $13,954,000 of publicly traded securities at December 31, 2001 that were not hedged.

         As described above, the Company uses equity collars and put spread collars to manage fair value risk associated with certain investments. Changes in the fair value of the Company's put spread collar and changes in the time value of the Company's equity collars are recognized as gains and losses in the Company's consolidated statement of operations. The Company uses the Black-Scholes model to estimate the fair value of its derivative instruments. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results may differ materially from these estimates. Accordingly, the Company considers its policy for accounting for derivative instruments to be one of its critical accounting policies.

         Although the Company's equity collars and put spread collar provide protection against market risk, such derivative instruments may involve elements of credit risk and market risk in excess of what is recognized in the Company's financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions and does not anticipate nonperformance by any counter-party. For additional information concerning the Company's investments in publicly traded securities and related derivative financial instruments, see notes 4 and 6 to the accompanying consolidated financial statements of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company are filed under this item beginning on page II-13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Liberty Satellite & Technology, Inc.:

         We have audited the accompanying consolidated balance sheets of Liberty Satellite & Technology, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Satellite & Technology, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                           KPMG LLP

Denver, Colorado
February 1, 2002, except for the
fourth paragraph of note 1 and
the fifth paragraph of note 4,
which are as of April 1, 2002

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                                                                                    2001                   2000
                                                                             -----------------      -----------------
                                                                                        amounts in thousands
ASSETS

Current assets:
  Cash and cash equivalents                                                  $           9,686               157,198
  Restricted cash (note 6)                                                              18,360                    --
  Receivables (note 11)                                                                    898                   873
  Prepaid expenses                                                                         229                   293
                                                                             -----------------      -----------------

    Total current assets                                                                29,173               158,364
                                                                             -----------------      -----------------

Investments in affiliates accounted for using the
  equity method (note 5)                                                                12,158               280,564

Investments in available-for-sale securities and other cost
  investments, including securities pledged to creditors (note 6)                      570,723               547,024

Support equipment and other assets, net                                                     23                    304
                                                                             -----------------      -----------------

    Total assets                                                             $         612,077               986,256
                                                                             =================      =================

                                                                     (continued)
                                      II-14

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                     Consolidated Balance Sheets, continued

                           December 31, 2001 and 2000

                                                                                     2001                  2000
                                                                             -----------------      -----------------
                                                                                         amounts in thousands
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $              21                     18
  Accrued expenses                                                                       1,755                    280
  Taxes payable                                                                            286                     --

  Due to parent (note 4)
    Note payable                                                                        18,552                     --
    Accrued interest                                                                     1,171                  1,703
    Other accrued expenses                                                                  53                    470
                                                                             -----------------      -----------------
                                                                                        19,776                  2,173
                                                                             -----------------      -----------------

  Securities lending agreement (note 6)                                                 18,360                     --
                                                                             -----------------      -----------------

       Total current liabilities                                                        40,198                  2,471
                                                                             -----------------      -----------------

Note payable to parent (note 4)                                                         48,411                 54,982
Loan facility (note 8)                                                                  97,503                 35,003
Put option liability due to related party (note 4)                                      28,488                 31,729
                                                                             -----------------      -----------------

       Total liabilities                                                               214,600                124,185
                                                                             -----------------      -----------------

Minority interests in equity of consolidated
  subsidiary                                                                           194,385                534,301
Redeemable preferred stock (note 9)                                                    202,386                196,614

Stockholders' Equity (note 10):
  Preferred stock; authorized 5,000,000 shares; issued 300,000 shares in
    2001 and 2000                                                                           --                     --
  Series A common stock, $1 par value; authorized
    18,500,000 shares; issued 6,753,101 in 2001 and 6,546,959 in 2000                    6,753                  6,547
  Series B common stock, $1 par value; authorized 3,000,000 shares; issued
    771,828 in 2001 and 773,399 in 2000                                                    772                    773
  Additional paid-in capital                                                           964,251                992,562
  Accumulated other comprehensive income                                                13,164                 12,860
  Accumulated deficit                                                                 (983,909)              (881,261)
                                                                             -----------------      ------------------
                                                                                         1,031                131,481
  Series A common stock held in treasury, at cost
    (2,954 shares)                                                                        (325)                  (325)
                                                                             -----------------      -----------------
       Total stockholders' equity                                                          706                131,156
                                                                             -----------------      -----------------

Commitments and contingencies (note 13)

       Total liabilities and stockholders' equity                            $         612,077                986,256
                                                                             =================      =================

See accompanying notes to consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                      Consolidated Statements of Operations

                  Years ended December 31, 2001, 2000, and 1999

                                                                                 2001                  2000                 1999
                                                                           --------------        --------------      --------------
                                                                                              amounts in thousands,
                                                                                            except per share amounts
Revenue:
  Management fees (note 4)                                                 $          420                   445                  --
                                                                           --------------        --------------      --------------

Operating costs and expenses:
  Operating                                                                            --                    --               4,511
  Selling, general and administrative (note 4)                                      4,109                 3,741                 776
  Allocations from parent (note 4)                                                    695                   470                  --
  Stock compensation (note 10)                                                        268                (3,115)              6,873
  Depreciation                                                                         87                    98                  23
                                                                           --------------        --------------      --------------
                                                                                    5,159                 1,194              12,183
                                                                           --------------        --------------      --------------

      Operating loss                                                               (4,739)                 (749)            (12,183)

Other income (expense):
  Interest income                                                                   1,871                10,361                 146
  Interest expense-parent (note 4)                                                 (3,686)               (3,942)                 --
  Interest expense-other                                                           (2,568)               (1,787)               (140)
  Share of losses of affiliates (note 5)                                         (424,247)               (7,251)                 --
  Nontemporary declines in fair values of investments (note 6)                    (76,799)               (9,860)                 --
  Unrealized gains (losses) on financial instruments (note 2)                      38,891               (14,426)                 --
  Gain on sale of GM Hughes Stock (note 6)                                             --                36,643                  --
  Loss on GM Hughes Stock share appreciation rights (note 6)                           --               (65,721)                 --
  Gain (loss) on disposition of assets (note 6)                                      (187)                   --              13,712
  Other, net (note 6)                                                                  --                    --              66,143
                                                                           --------------        --------------      --------------
                                                                                 (466,725)              (55,983)             79,861
                                                                           --------------        --------------      --------------

      Earnings (loss) before income taxes and minority interest                  (471,464)              (56,732)             67,678

Income tax benefit (expense) (note 12)                                             (5,818)                8,131                (416)
Minority interest in loss (earnings) of consolidated subsidiary                   374,634                  (536)                 --
                                                                           --------------        --------------      --------------

      Net earnings (loss)                                                        (102,648)              (49,137)             67,262

Accretion of redeemable preferred stock (note 9)                                   (5,772)               (4,547)                 --
Dividends on redeemable preferred stock (note 9)                                  (30,000)              (23,733)                 --
                                                                           --------------        --------------      --------------

      Net earnings (loss) attributable to common stockholders              $     (138,420)              (77,417)             67,262
                                                                           ==============        ==============      ==============

Basic and diluted earnings (loss) per common share (note 2)                $       (18.63)               (10.75)               9.67
                                                                           ==============        ==============      ==============

See accompanying notes to consolidated financial statements

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

             Consolidated Statements of Comprehensive Income (Loss)

                  Years ended December 31, 2001, 2000 and 1999

                                                                     2001                2000               1999
                                                               ---------------     ---------------    ---------------
                                                                                  amounts in thousands
Net earnings (loss)                                            $      (102,648)            (49,137)            67,262
                                                               ---------------     ---------------    ---------------
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on available for
    sale securities                                                       (649)              7,392             42,583
  Less reclassification adjustment for losses (gains)
    included in net earnings (loss)                                        953             (37,115)                --
  Unrealized losses on share appreciation rights
    liability                                                               --             (22,708)           (42,583)
  Less reclassification adjustment for losses
    included in net earnings (loss)                                         --              65,291                 --
                                                               ---------------     ---------------    ---------------
           Other comprehensive income                                      304              12,860                 --
                                                               ---------------     ---------------    ---------------

               Comprehensive income (loss)                     $      (102,344)            (36,277)            67,262
                                                               ===============     ===============    ===============

See accompanying notes to consolidated financial statements

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation) Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 2001, 2000 and 1999

                                                                                                   Accumulated
                                                               Common Stock          Additional       Other
                                                           -----------------------    Paid-in     Comprehensive   Accumulated
                                                             Series A     Series B    Capital        Income         Deficit
                                                           -----------   ---------   ---------    -------------   -----------
                                                                               amounts in thousands
Balance at January 1, 1999                                 $     5,929         846      886,246              --      (899,386)
 Net earnings                                                       --          --           --              --        67,262
 Recognition of stock compensation related to stock
  options and restricted stock awards                               --          --          612              --            --
 Issuance of Series A common stock related to restricted
  stock awards                                                      16          --          (16)             --            --
 Tax benefit related to stock options and restricted
  stock awards                                                      --          --         (234)             --            --
 Issuance of Series A common stock upon conversion of
  convertible securities of Tele-Communications, Inc.              345          --        3,107              --            --
                                                           -----------   ---------   ---------    -------------   -----------

Balance at December 31, 1999                               $     6,290         846      889,715              --      (832,124)
 Net loss                                                           --          --           --              --       (49,137)
 Other comprehensive income                                         --          --           --          12,860            --
 Reversal of deferred tax asset valuation allowance
   resulting from the Liberty 2000 Transactions (note 4)            --          --      114,628              --            --
 Accretion and dividends on redeemable preferred stock              --          --      (28,280)             --            --
 Issuance of Series A common stock for preferred
   stock dividends                                                 166          --       16,067              --            --
 Recognition of stock compensation related to stock
   options and restricted stock awards                              --          --           22              --            --
 Issuance of Series A common stock upon exercise of
   stock options                                                     7          --          490              --            --
 Issuance of common stock related to restricted stock
   awards                                                           11          --          (11)             --            --
 Series B common stock exchanged for Series A
   common stock                                                     73         (73)          --              --            --
 Purchase of treasury stock (note 11)                               --          --           --              --            --
 Dividend to related party (note 4)                                 --          --          (69)             --            --
                                                           -----------   ---------   ---------    -------------   -----------

Balance at December 31, 2000                               $     6,547         773      992,562          12,860      (881,261)
                                                           ===========   =========   ==========   =============   ===========

                                                                          Total
                                                                      Stockholders'
                                                           Treasury      Equity
                                                            Stock      (Deficit)
                                                           --------   -------------
                                                            amounts in thousands
Balance at January 1, 1999                                       --          (6,365)
 Net earnings                                                    --          67,262
 Recognition of stock compensation related to stock
  options and restricted stock awards                            --             612
 Issuance of Series A common stock related to restricted
  stock awards                                                   --              --
 Tax benefit related to stock options and restricted
  stock awards                                                   --            (234)
 Issuance of Series A common stock upon conversion of
  convertible securities of Tele-Communications, Inc.            --           3,452
                                                           --------   -------------

Balance at December 31, 1999                                     --          64,727
 Net loss                                                        --         (49,137)
 Other comprehensive income                                      --          12,860
 Reversal of deferred tax asset valuation allowance
   resulting from the Liberty 2000 Transactions (note 4)         --         114,628
 Accretion and dividends on redeemable preferred stock           --         (28,280)
 Issuance of Series A common stock for preferred
   stock dividends                                               --          16,233
 Recognition of stock compensation related to stock
   options and restricted stock awards                           --              22
 Issuance of Series A common stock upon exercise of
   stock options                                                 --             497
 Issuance of common stock related to restricted stock
   awards                                                        --              --
 Series B common stock exchanged for Series A
   common stock                                                  --              --
 Purchase of treasury stock (note 11)                          (325)           (325)
 Dividend to related party (note 4)                              --             (69)
                                                           --------   -------------

Balance at December 31, 2000                                   (325)        131,156
                                                           ========   =============

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

      Consolidated Statements of Stockholders' Equity (Deficit), continued

                  Years ended December 31, 2001, 2000 and 1999

                                                                                                   Accumulated
                                                               Common Stock          Additional       other
                                                           -----------------------    paid-in     comprehensive   Accumulated
                                                            Series A     Series B     Capital         Income        Deficit
                                                           -----------   ---------   ----------   -------------   -----------
                                                                                   amounts in thousands
Balance at December 31, 2000                               $     6,547         773      992,562          12,860      (881,261)
  Net loss                                                          --          --           --              --      (102,648)
  Other comprehensive income                                        --          --           --             304            --
  Accretion and dividends on redeemable preferred stock             --          --      (35,772)             --            --
  Issuance of Series A common stock for preferred
    stock dividends                                                205          --        7,295              --            --
  Recognition of stock compensation related to
    restricted stock awards, net of taxes                           --          --          166              --            --
  Series B common stock exchanged for Series A
    common stock                                                     1          (1)          --              --            --
                                                           -----------   ---------   ----------   -------------   -----------

Balance at December 31, 2001                               $     6,753         772      964,251          13,164      (983,909)
                                                           ===========   =========   ==========   =============   ===========

                                                                          Total
                                                                      stockholders'
                                                           Treasury      equity
                                                            Stock       (Deficit)
                                                           --------   -------------
                                                            amounts in thousands
Balance at December 31, 2000                                   (325)        131,156
  Net loss                                                       --        (102,648)
  Other comprehensive income                                     --             304
  Accretion and dividends on redeemable preferred stock          --         (35,772)
  Issuance of Series A common stock for preferred
    stock dividends                                              --           7,500
  Recognition of stock compensation related to
    restricted stock awards, net of taxes                        --             166
  Series B common stock exchanged for Series A
    common stock                                                 --              --
                                                           --------   -------------

Balance at December 31, 2001                                   (325)            706
                                                           ========   =============

See accompanying notes to consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999

                                                                              2001            2000          1999
                                                                          -------------   ------------   -----------
                                                                                     amounts in thousands
                                                                                         (see note 3)
Cash flows from operating activities:
  Net earnings (loss)                                                     $    (102,648)       (49,137)       67,262
  Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities:
      Depreciation                                                                   87             98            23
      Share of losses of affiliates                                             424,247          7,251            --
      Minority interest in earnings (loss) of consolidated subsidiary          (374,634)           536            --
      Gain on sale of GM Hughes Stock                                                --        (36,643)           --
      Loss on GM Hughes share appreciation rights                                    --         65,721            --
      Nontemporary declines in fair values of investments                        76,799          9,860            --
      Unrealized losses (gains) on financial instruments                        (38,891)        14,426            --
      Stock compensation and restricted stock awards                                268         (3,115)        6,873
      Payments for stock compensation                                                --         (2,404)         (707)
      Deferred income tax benefit                                                  (310)        (7,481)         (234)
      Loss (gain) on disposition of assets                                          187             --       (13,712)
      Receipt of GM Hughes Stock recorded as other income                            --             --       (66,143)
      Other non-cash charges                                                         22            235            15
      Changes in operating assets and liabilities, net of the effect of the Liberty 2000 Transactions:
           Change in receivables                                                    (69)          (873)           --
           Change in prepaid expenses                                                64           (180)         (113)
           Change in accruals and payables                                          816          1,558           957
                                                                          -------------   ------------   -----------
             Net cash used in operating activities                              (14,062)          (148)       (5,779)
                                                                          -------------   ------------   -----------

Cash flows from investing activities:
  Capital expended for equipment                                                    (20)           (54)         (298)
  Investments in and advance to affiliates                                     (215,993)      (181,669)       (2,000)
  Net proceeds from sale of GM Hughes Stock                                          --         74,243            --
  Payment of GM Hughes share appreciation rights                                     --        (65,721)           --
  Proceeds received in Liberty 2000 Transactions                                     --        249,620            --
  Other investing activities                                                          5            (50)        2,500
                                                                          -------------   ------------   -----------
             Net cash provided by (used in) investing activities               (216,008)        76,369           202
                                                                          -------------   ------------   -----------

Cash flows from financing activities:
  Borrowings of debt                                                             62,500         55,103            --
  Repayments of debt                                                             (6,572)       (28,162)           --
  Contributions from minority owner of subsidiary                                30,578         51,413            --
  Advances from minority owner                                                   18,552             --            --
  Payment of preferred stock dividends                                          (22,500)            --            --
  Proceeds from exercise of stock options                                            --            497            --
  Purchase of treasury stock                                                         --           (325)           --
  Payment of deferred financing costs                                                --            (22)         (250)
  Increase in due to Phoenixstar                                                     --             --         4,848
  Proceeds from issuance of common stock                                             --             --         3,452
                                                                          -------------   ------------   -----------
             Net cash provided by financing activities                           82,558         78,504         8,050
                                                                          -------------   ------------   -----------

             Net increase (decrease) in cash and cash equivalents              (147,512)       154,725         2,473
             Cash and cash equivalents - beginning of year                      157,198          2,473            --
                                                                          -------------   ------------   -----------
             Cash and cash equivalents - end of year                      $       9,686        157,198         2,473
                                                                          =============   ============   ===========

See accompanying notes to consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Liberty Satellite & Technology, Inc. and those of all majority-owned or controlled subsidiaries, including the LSAT Joint Ventures described in note 4 ("LSAT" or the "Company"). All significant inter-company transactions have been eliminated.

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

      The Company currently is pursuing strategic opportunities worldwide in the distribution of internet data and other content via satellite and related businesses. The Company is seeking to develop and/or acquire operating businesses related to, or complementary with, such strategy.

      On April 1, 2002, the Company effected 1 for 10 reverse stock splits of its Series A common stock ("Series A Common Stock") and Series B common stock ("Series B Common Stock"). All share and per share amounts included in these consolidated financial statements have been adjusted to give retroactive effect to such reverse stock splits.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is nontemporary. The Company considers a number of factors in its determination including (i) the financial condition, operating performance and near term prospects of the investee; (ii) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; (iii) the length of time that the fair value of the investment is below the Company's carrying value and (iv) the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be nontemporary, the cost basis of the security is written down to fair value. In situations where the fair value of an asset is not evident due to a lack of public market price or other factors, management uses its best estimates and assumptions to arrive at the estimated fair value of such an asset. Writedowns for cost investments are included in the consolidated statements of operations as nontemporary declines in fair values of investments. Writedowns for equity method investments are included in share of losses of affiliates. The Company's assessment of the foregoing factors involves a high degree of judgment and includes significant estimates and assumptions.

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

      The Company has entered into equity collars and put spread collars with respect to certain securities held by the Company. The Company uses equity collars and put spread collars to manage fair value risk associated with certain investments. As the Company's equity collars are designated to specific shares of stock held by the Company and the changes in the fair value of the equity collars are correlated with changes in the fair value of the underlying securities, the equity collars qualify as fair value hedges under Statement 133. The Company's put spread collars generally do not have high correlation with the underlying security and accordingly, have not been designated as hedges under Statement 133.

      Derivative instruments are generally not used for speculative purposes. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions and does not anticipate nonperformance by any counter party.

      For derivatives designated either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. The Company currently does not have any cash flow hedges. Hedge ineffectiveness, determined in accordance with Statement 133, had no impact on earnings for the year ended December 31, 2001. No fair value hedges were derecognized or discontinued during the year ended December 31, 2001.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      For the year ended December 31, 2001, unrealized gains on financial instruments include a $9,748,000 gain related to the Company's put spread collar, a $25,902,000 gain related to changes in the time value of the Company's equity collars and a $3,241,000 gain related to a put option liability.

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

      The earnings (loss) per common share for the years ended December 31, 2001, 2000 and 1999 is based on 7,430,500, 7,203,300 and 6,958,700 weighted average shares outstanding during the respective periods. Potential common shares were not included in the computation of diluted EPS because their inclusion would be anti-dilutive. At December 31, 2001, 2000, and 1999, the number of potential common shares was approximately 2,159,200, 2,201,800, and 533,800, respectively. Such potential common shares consist of stock options to acquire shares of the Company's Series A Common Stock and securities that were convertible into 1,696,717 shares of the Company's Series B Common Stock at each of December 31, 2001 and 2000. The foregoing potential common share amounts do not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of stock options.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified for comparability with the 2001 presentation.

(3)   SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

      Cash paid for interest was $6,599,000, $3,831,000 and $0 during the years ended December 31, 2001, 2000, and 1999 respectively. Cash paid for income taxes was $5,845,000 in 2001 and was not material during the years ended December 31, 2000 and 1999.

      Other than the securities lending agreement described in note 6, and the issuance of Series A Common Stock to satisfy dividends on redeemable preferred stock, as disclosed in the consolidated statement of stockholders' equity, there were no significant non-cash investing and financing activities during 2001. Significant non-cash investing and financing activities for the years ended December 31, 2000 and 1999 are as follows (amounts in thousands):

      2000
        Cash received in Liberty Transactions:
          Value of investments received                                           $    649,385
          Cash received                                                                249,620
          Debt issued                                                                  (60,000)
          Deferred tax liability assumed                                              (114,628)
          Redeemable preferred stock issued                                           (185,372)
          Minority interests                                                          (539,005)
                                                                                  ------------
                                                                                  $
                                                                                  ============
      1999
        Issuance of note payable in connection with investment                    $      3,044
                                                                                  ============
        Increase in value of GM Hughes Stock and corresponding LSAT GMH SAR
        liability (note 6)                                                        $     68,959
                                                                                  ============

(4)   TRANSACTIONS WITH LIBERTY MEDIA AND OTHER RELATED PARTIES

      TRANSACTIONS WITH LIBERTY MEDIA

      CONTRIBUTION OF SPRINT PCS STOCK AND FORMATION OF LSAT LLC. On March 16, 2000, the Company completed two transactions (collectively, the "Liberty 2000 Transactions") with Liberty Media. Pursuant to the terms of the first transaction, the Company acquired a beneficial interest in 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock") with an aggregate market value on the closing date of $300,000,000 in exchange for 150,000 shares of LSAT Series A Preferred Stock with a liquidation value of $150,000,000 and 150,000 shares of LSAT Series B Preferred Stock ("Series B Preferred Stock") with a liquidation value of $150,000,000. The shares of Series B Preferred Stock have super voting rights which give Liberty Media voting control over the Company. Accordingly, since March 16, 2000, the Company has been a consolidated subsidiary of Liberty Media.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      Pursuant to the terms of the second transaction with Liberty Media, the Company (through its wholly-owned subsidiaries) became the managing member of two newly formed limited liability companies, Liberty Satellite, LLC ("LSAT LLC") and LSAT Astro LLC ("LSAT Astro," and together with LSAT LLC, the "LSAT Joint Ventures"). The Company contributed (i) its beneficial interest in 4,221,921 shares of General Motors Corporation Class H common stock ("GM Hughes Stock"), subject to the LSAT GMH SAR described in note 6, and (ii) other assets to LSAT LLC in exchange for a 10.59% ownership interest in LSAT LLC. Liberty Media contributed cash and its interests in various satellite related assets, including an 86.01% ownership interest in LSAT Astro, to LSAT LLC in exchange for the remaining 89.41% ownership interest in LSAT LLC. As the Company is a consolidated subsidiary of Liberty Media, all of the assets contributed by the Company and Liberty Media to the LSAT Joint Ventures were recorded at their net book values at the date of contribution.

      In addition, the Company received a 13.99% ownership interest in LSAT Astro in exchange for a $60,000,000 note payable to Liberty Media. The note bears interest at the 3 month LIBOR plus 2% (5.4% at December 31, 2001). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. At December 31, 2001, the unpaid principal on the note was $48,411,000 and the accrued interest on the note was $886,000.

      The Company operates and manages the activities of the LSAT Joint Ventures and has decision-making authority with respect to significant business transactions, including the purchase and sale of assets, entered into by such entities. Accordingly, the results of operations of the LSAT Joint Ventures have been included in the Company's consolidated financial statements since March 16, 2000.

      LSAT LLC AND ASCENT TRANSACTIONS. On August 16, 2001, the Company entered into two separate purchase agreements with Liberty Media and certain of its subsidiaries and affiliates. Both agreements were amended in November 2001 and January 2002. One agreement provides for the Company's acquisition of certain subsidiaries of Liberty Media that hold an aggregate 89.41% ownership interest in LSAT LLC in exchange for 25,298,379 shares of Series B Common Stock of the Company. The second purchase agreement provides for the Company's acquisition of 100% of the capital stock of Ascent Entertainment Group, Inc. ("Ascent") from a subsidiary of Liberty Media in exchange for 8,701,621 shares of Series B Common Stock of the Company. Ascent's primary operating subsidiary is On Command Corporation ("On Command"), which provides in-room, on-demand video entertainment and information services to hotels, motels and resorts, primarily in the United States. The foregoing transactions (the "LSAT
      LLC and Ascent Transactions") closed on April 1, 2002. As a result of the consummation of the LSAT LLC and Ascent Transactions, Liberty
      Media's common stock ownership in the Company increased to 84.1% and its voting power in the Company increased to 97.6%.

      As a result of consummation of the LSAT LLC and Ascent Transactions, the Company became the owner of 100% of the equity interests of Ascent and LSAT LLC. Due to the fact that the Company, LSAT LLC and Ascent are all under the common control of Liberty Media, the LSAT LLC and Ascent Transactions will each be accounted for in a manner similar to a pooling-of-interests. This means that the book value of Ascent's assets, liabilities and stockholders' equity (including certain purchase accounting adjustments that Liberty Media has not "pushed down" to Ascent's historical financial statements) will be carried over to the consolidated balance sheet of the Company. In addition, beginning with the Company's Report on Form 10-Q for the quarter ended June 30, 2002, the consolidated financial statements of the Company for periods prior to the consummation of the LSAT LLC and Ascent Transactions will be restated to (i) eliminate the minority interest in LSAT LLC's financial position and results of operations, and (ii) include Ascent's financial position and results of operations from March 28, 2000, the date Ascent was acquired by Liberty Media.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      REGISTRATION RIGHTS AGREEMENT. The Company and Liberty Media are parties to a registration rights agreement, dated as of March 16, 2000, whereby Liberty Media and its affiliates have at any time, the right to request that the Company register under the Securities Act of 1933 ("the "Securities Act"), as amended, any and all of the shares of the Company's common stock or shares of the Company's capital stock that are convertible into shares of the Company's common stock, owned by them, subject to the terms and conditions thereunder. Liberty Media and its affiliates also have certain "piggy-back" registration rights, whereby anytime the Company proposes to register shares of the Company's capital stock under the Securities Act, Liberty Media and its affiliates have the right to include their shares of the Company's capital stock in such registration. In general, the Company will bear the expenses incurred in connection with the registration and distribution of shares of the Company common stock owned by Liberty Media and its affiliates. The Company and Liberty Media entered into an amendment to this registration rights agreement to include thereunder the shares of the Company's Series B Common Stock that Liberty Media and its affiliates acquired as a result of the consummation of the LSAT LLC and Ascent Transactions.

      TAX LIABILITY ALLOCATION AND INDEMNIFICATION AGREEMENT. In connection with the LSAT LLC and Ascent Transactions, the Company and Liberty Media entered into a tax liability allocation and indemnification agreement whereby the Company will be obligated to make a cash payment to Liberty Media in each year that the Company (taken together with any of its subsidiaries) has taxable income. The amount of the payment will be equal to the amount of the taxable income of the Company and its subsidiaries (determined as if the Company and its subsidiaries filed a separate return) multiplied by the highest applicable corporate tax rate. In the event that (1) the Company and its subsidiaries, when treated as a separate group, has a net operating loss or deduction or is entitled to a tax credit for a particular year; and (2) Liberty
      Media is able to use such loss, deduction or credit to reduce its tax liability, the Company will be entitled to a credit against current and future payments to Liberty Media under the agreement. If the Company disaffiliates itself with Liberty Media and the members of Liberty
      Media's affiliated group prior to the time that the Company is able to use such credit, the Company will be entitled to a payment from Liberty Media at the earlier of the time that (1) the Company and its subsidiaries show they could have used the net operating loss or net tax credit to reduce their own separately computed tax liability or (2) the voting power of the stock of the Company held by Liberty Media and the members of its affiliated group drops below 20%.

      In addition, under the proposed tax liability allocation and indemnification agreement, the Company will have the opportunity to participate in the defense of claims of the Internal Revenue Service that might affect its liability under the agreement, and to participate in tax refunds paid to Liberty Media where such refunds are due in part to the Company's operations.

      EXPENSE ALLOCATIONS AND REIMBURSEMENTS. Liberty Media allocates rent, salaries, benefits and certain other general and administrative expenses to the Company. In addition, the Company reimburses Liberty Media for certain expenses paid by Liberty Media on behalf of the Company. Although there is no written agreement with Liberty Media for these allocations and reimbursements, the Company believes the allocated and reimbursed amounts to be reasonable. Amounts owed to Liberty Media pursuant to this arrangement ($53,000 at December 31, 2001) are non-interest bearing and are generally paid on a monthly basis.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      SKY LATIN AMERICA LOANS. During the year ended December 31, 2001, Liberty Media loaned $18,552,000 to LSAT LLC. LSAT LLC used the proceeds from these loans to fund capital calls from its various 10% investees that operate satellite television systems in Latin America ("Sky Latin America"). The loans bear interest at 8% and are due and payable on demand. Accrued interest on these loans aggregated $285,000 at December 31, 2001. Concurrently, with the closing of the LSAT LLC and Ascent Transactions, Liberty Media contributed to the Company, as part of those transactions and for no additional consideration, promissory notes issued by subsidiaries of Liberty Media, with an aggregate principal balance of $18,552,000.

      PUT OPTION LIABILITY. Effective September 29, 2000, LSAT LLC acquired a 1% managing common interest in a joint venture ("IB2 LLC") from a subsidiary of Liberty Digital, Inc. ("Liberty Digital") for $652,000. Liberty Digital, a consolidated subsidiary of Liberty Media, retained a preferred interest (the "Preferred Interest") in IB2 LLC, which owns approximately 360,000 shares of iBEAM Broadcasting Corp. ("iBEAM") common stock ("iBEAM Stock"). The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM Stock on September 29, 2000) plus a 9% return, compounded annually (the "Put Option"). LSAT LLC has the right to call Liberty Digital's Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances LSAT LLC can force Liberty Digital to exercise the Put Option prior to September 29, 2008.

      Due to the related party nature of the transaction, the fair value of the Put Option on the iBEAM Closing Date that was not attributable to the minority interests ($805,000) has been reflected as a reduction of redeemable preferred stock in the accompanying financial statements. Similarly, LSAT's 10.59% of the cash paid for LSAT LLC's interest in IB2 LLC has been reflected as a direct charge to additional paid-in capital.

      Changes in the fair market value of the Put Option subsequent to September 29, 2000 have been recognized as unrealized gains (losses) on financial instruments in the Company's consolidated statements of operations. During the years ended December 31, 2001 and 2000, the Company recorded unrealized gains (losses) of $3,241,000 and ($19,423,000), respectively, related to the Put Option.

      During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company adjusted the carrying amount of the Put Option liability to $28,488,000. Such amount represents the Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the Put Option will be limited to Liberty Digital's 9% return on the Put Option liability.

      EXPENSE ALLOCATIONS TO ON COMMAND. During the second quarter of 2001, three of the Company's employees (two of which were officers of the Company) began performing duties for On Command, an indirect subsidiary of Liberty Media. Accordingly, during 2001, the Company allocated portions of the salaries and related benefits of such employees and certain other administrative costs to On Command. Effective January 1, 2002, On Command began paying 100% of the compensation of such employees. The aggregate amount allocated to On Command during 2001 was $408,000, and such amount is reflected as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of operations.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      TRANSACTIONS WITH OTHER RELATED PARTIES

      PHOENIXSTAR MANAGEMENT AGREEMENTS. Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar, Inc. (formerly known as PRIMESTAR, Inc.) ("Phoenixstar") pursuant to which the company is managing Phoenixstar's affairs in exchange for a monthly management fee. Prior to 1999, the Company beneficially owned 37% of Phoenixstar's outstanding shares. In 1999, the Company agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's equity, and to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. Management fees from Phoenixstar aggregated $420,000 and $445,000 in 2001 and 2000, respectively. In addition, the Company allocates certain general and administrative expenses, such as office rent and computer support to Phoenixstar. Under the current management agreement, expense allocations have been limited to $5,000 per month since February 2001. Such allocations aggregated $54,000 and $169,000 during 2001 and 2000, respectively, and are reflected as a reduction of general and administrative expenses in the accompanying statement of operations.

(5)   INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

      The following table reflects the carrying amounts of investments accounted for using the equity method:

                                                                                       December 31,
                                                                         --------------------------------------
                                                                                2001                 2000
                                                                         -----------------    -----------------
                                                                                  amounts in thousands
             ASTROLINK International LLC ("Astrolink")                   $              --             268,712
             Aerocast.com, Inc. ("Aerocast")                                        12,158              11,852
                                                                         -----------------    ----------------

                                                                         $          12,158             280,564
                                                                         =================    ================

      The following table reflects the share of losses of affiliates (including nontemporary declines in fair values of investments):

                                                                          Years Ended December 31,
                                                             --------------------------------------------------
                                                                   2001              2000              1999
                                                             ----------------    -------------     ------------
                                                                             amounts in thousands
             Astrolink                                       $       (417,202)          (6,498)              --
             Aerocast                                                  (7,045)            (753)              --
                                                            ------------------   --------------    ------------

                                                             $       (424,247)          (7,251)              --
                                                             =================   =============     ============

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      ASTROLINK

      The Company owns a direct 13.99% interest in LSAT Astro and an indirect (through LSAT LLC) 86.01% interest in LSAT Astro. LSAT Astro owns an approximate 31.5% ownership interest in Astrolink. Liberty Media contributed its interest in Astrolink at its net book value on March 16, 2000. Astrolink, a developmental stage entity, originally intended to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink's current business plan requires approximately $2.4 billion in additional financing over the next several years, including approximately $830,000,000 in 2002. During the fourth quarter of 2001, one of the members of Astrolink informed Astrolink that it does not intend to provide any of Astrolink's required financing. In light of this decision, Astrolink is considering several alternatives with respect to its proposed business plan, including, but not limited to, seeking alternative funding sources, scaling back their proposed business plan, and liquidating the venture entirely. There can be no assurance that Astrolink will be able to obtain the necessary financing on acceptable terms, or that it will be able to fulfill the business plan as originally proposed, or at all.

      During the second quarter of 2001, the Company determined that its investment in Astrolink experienced a nontemporary decline in value. Accordingly, the carrying amount of such investment was adjusted to its then estimated fair value resulting in a recognized loss of $155,000,000. Such loss is included in share of losses of affiliates. Based on a fourth quarter 2001 assessment of Astrolink's remaining sources of liquidity and Astrolink's inability to obtain financing for its business plan, the Company concluded that the carrying value of LSAT Astro's investment in Astrolink should be reduced to reflect a fair value that assumes the liquidation of Astrolink. Accordingly, LSAT Astro wrote-off all of its remaining investment in Astrolink during the fourth quarter of 2001. The aggregate amount required to reduce LSAT Astro's investment in Astrolink to zero was $249,868,000. Including such fourth quarter amount, LSAT Astro has recoded losses and charges relating to its investment in Astrolink aggregating $417,202,000 during the year ended December 31, 2001.

      Summarized unaudited financial information for Astrolink for the periods in which Astrolink was owned by LSAT Astro is as follows:

                                                                             Years ended
                                                                             December 31,
                                                                 ----------------------------------
                                                                       2001                2000
                                                                 ----------------       -----------
                                                                         amounts in thousands
           FINANCIAL POSITION
              Current assets                                      $        21,686       $    45,477
              Property and equipment, net                                 512,145           794,254
              Other assets                                                 25,370            25,348
                                                                 ----------------       -----------

                 Total assets                                     $       559,201       $   865,079
                                                                 ================       ===========

              Liabilities                                         $       244,101       $    28,949
              Owners' equity                                              315,100           836,130
                                                                 ----------------       -----------

                 Total liabilities and equity                     $       559,201       $   865,079
                                                                 ================       ===========

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

                                                                            Years ended
                                                                            December 31,
                                                                 ----------------------------------
                                                                      2001                2000
                                                                 ----------------       -----------
                                                                         amounts in thousands
           RESULTS OF OPERATIONS
              General and administrative expense                 $        (65,930)          (31,431)
              Write-off of system under construction                     (728,495)               --
              Contract termination change                                (196,600)               --
              Depreciation and amortization                                (3,894)             (636)
              Other income                                                  8,179             7,818
                                                                 ----------------       -----------

                 Net loss                                        $       (986,740)          (24,249)
                                                                 ================       ===========

      AEROCAST

      During 2000, LSAT LLC invested $12,605,000 in exchange for an ownership interest in Aerocast. In March 2001, LSAT LLC invested an additional $7,350,000, increasing its interest to approximately 45.5%. Aerocast is developing next generation streaming media technologies for broadband network operators and video content providers. Aerocast intends to utilize terrestrial and satellite platforms to distribute streaming media to businesses and consumers with high-speed internet access.

      At December 31, 2001, the aggregate carrying amount of the LSAT LLC's investment in Aerocast exceeded the Company's proportionate share of Aerocast's net assets by $8,667,000. Such excess is begin amortized over a useful life of five years. Amortization aggregated $2,024,000 for the year ended December 31, 2001, and is included in share of losses of affiliates.

      Summarized unaudited combined financial information for Aerocast for the periods in which Aerocast was owned by LSAT LLC is as follows:

                                                                            Years ended
                                                                           December 31,
                                                                 ----------------------------------
                                                                      2001                 2000
                                                                 ----------------       -----------
                                                                     amounts in thousands
           COMBINED FINANCIAL POSITION
              Current assets                                     $          5,268       $    10,788
              Property and equipment, net                                   1,798               582
              Other assets                                                  2,902             1,000
                                                                 ----------------       -----------

                 Total assets                                    $          9,968       $    12,370
                                                                 ================       ===========

              Current liabilities                                $            690       $     1,501
              Owners' equity                                                9,278            10,869
                                                                 ----------------       -----------

                 Total liabilities and equity                    $          9,968       $    12,370
                                                                 ================       ===========

                                                                            Years ended
                                                                            December 31,
                                                                 ----------------------------------
                                                                      2001                 2000
                                                                 ----------------       -----------
                                                                      amounts in thousands
           COMBINED OPERATIONS
               Revenue                                           $             23                --
               Operating expenses                                         (10,736)           (2,081)
               Depreciation and amortization                                 (351)               --
               Other income, net                                              129                52
                                                                 ----------------       -----------

                  Net loss                                       $        (10,935)           (2,029)
                                                                 ================       ===========

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

(6)   INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

      Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                                            DECEMBER 31,
                                                                 ----------------------------------
                                                                      2001                 2000
                                                                 ----------------       -----------
                                                                        amounts in thousands
           Sprint PCS Stock*                                     $        301,840           278,489
           Sky Latin America                                              167,422           127,605
           Hughes Electronics Corporation ("Hughes")*                      42,894            47,011
           XM Satellite Radio Holdings, Inc.("XMSR")*                      29,475            26,924
           Wildblue Communications, Inc. ("Wildblue")                       4,512            60,995
           Other                                                           24,580             6,000
                                                                 ----------------       -----------

                                                                 $        570,723           547,024
                                                                 ================       ===========

      * Denotes an investment carried as an available-for-sale security.

      SPRINT PCS STOCK

      The Company acquired beneficial interest in 5,084,745 shares of Sprint PCS Stock as part of the Liberty 2000 Transactions. The Company accounts for such investment as an available-for-sale security.

      The trust holding the Sprint PCS Stock for LSAT's benefit has entered into an equity collar with a financial institution with respect to LSAT's Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. LSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or the Company. At December 31, 2001, the fair value of the Sprint PCS Stock equity collar was approximately $177,721,000.

      Effective May 9, 2001, LSAT transferred (i) its beneficial interest in the Sprint PCS Stock, (ii) its rights and obligations under the Sprint PCS Stock equity collar and (iii) its rights and obligations under the PCS Loan Agreement (see note 8) to LSAT LLC in exchange for two secured demand promissory notes in the aggregate principal amount of $224,226,000. Such notes bear interest at a rate of 6.5% per annum and are due in March 2003. As LSAT LLC is a consolidated subsidiary of LSAT, there was no effect on the Company's consolidated balance sheet on the date of the transaction.

      SKY LATIN AMERICA

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      HUGHES ELECTRONICS CORPORATION

      Effective June 4, 1999, the Company completed the sale of its high power direct broadcast satellite ("DBS") assets to Hughes, pursuant to an asset purchase agreement dated as of January 22, 1999 (the "Hughes High Power Agreement"). The assets transferred by the Company pursuant to the Hughes High Power Agreement consisted of two high-power DBS satellites ("Tempo DBS-1" and "Tempo DBS-2"), its Federal Communications Commission ("FCC") authorizations with respect to the 119(degree) West Longitude orbital location ("FCC License") and certain related assets. The Company had previously granted Phoenixstar the transferable right and option (the "Tempo Purchase Option") to purchase such high power DBS assets for aggregate consideration of $2,500,000 in cash and the assumption of all liabilities. In addition, Tempo Satellite, Inc. ("Tempo") a subsidiary of the Company, had previously granted to Primestar Partners LP ("Primestar Partners") the right to purchase or lease 100% of the capacity of the DBS system being constructed by Tempo (the "Tempo Capacity Rights"), and Primestar Partners had made advances to Tempo to fund the construction of Tempo's DBS system in the aggregate amount of $465,000,000 (the "Tempo Reimbursement Obligation").

      Accordingly, the Hughes High Power Agreement provided for (i) the sale by Phoenixstar to Hughes of the Tempo Purchase Option, (ii) the exercise of the Tempo Purchase Option by Hughes, and (iii) the termination of the Tempo Capacity Rights (collectively, the "Hughes High Power Transaction"). The aggregate consideration payable by Hughes in the Hughes High Power Transaction was $500,000,000, payable as described below.

      As regulatory approval was required to transfer Tempo DBS-1 and the FCC License, the Hughes High Power Agreement provided for the Hughes High Power Transaction to be completed in two steps. The first closing was consummated effective March 10, 1999, and the second closing was consummated effective June 4, 1999. The Company recognized an aggregate gain on disposition of assets of $13,712,000 in connection with such closings.

      In a separate transaction (the "Hughes Medium Power Transaction") completed on April 28, 1999 (the "Hughes Medium Power Closing Date"), Phoenixstar sold to Hughes Phoenixstar's medium-power DBS business and assets for $1.1 billion in cash and 14,613,000 shares of GM Hughes Stock valued at approximately $258,000,000 on the date of closing.

      In connection with the Company's approval, as a stockholder of Phoenixstar, of the Hughes Medium Power Transaction and other transactions, the Company received 4,221,921 shares of GM Hughes Stock, valued at $66,143,000, on the Hughes Medium Power Closing Date. Such amount is recorded as other income in the 1999 consolidated statement of operations. As a condition to the receipt of the GM Hughes Stock, the Company issued Phoenixstar a share appreciation right (the "LSAT GMH SAR") granting Phoenixstar the right to any market price appreciation in such GM Hughes Stock during the one-year period following the date of issuance, over an agreed strike price of $15.67.

      Effective May 10, 2000, the Company sold 2.4 million shares of GM Hughes Stock for net cash proceeds of $74,243,000 (after fees and commissions of $717,000), and recognized a gain on sale of $36,643,000. The Company paid $65,721,000 of such cash proceeds to Phoenixstar to satisfy the LSAT GMH SAR, and recognized a loss of $65,721,000.

      The Company, through LSAT LLC, continues to hold 1,821,921 shares of GM Hughes Stock and accounts for such shares as available-for-sale.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      LSAT LLC has entered into a put spread collar with a financial institution with respect to the Company's shares of GM Hughes Stock. The collar (i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and
      (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At December 31, 2001, the fair value of the GM Hughes Stock put spread collar was approximately $14,746,000, which represented an increase of $9,748,000 from December 31, 2000. Such increase is included in unrealized gains on financial instruments in the accompanying consolidated statement of operations.

      XMSR

      XMSR, a publicly traded company, offers up to 100 national audio channels of music, news, talk, sports and children's programming from two satellites directly to vehicle, home and portable radios. At December 31, 2001, LSAT LLC currently owned 1,000,000 shares or 1.6% of XMSR common stock. The XMSR closing stock price as of December 31, 2001 was $18.36 per share.

      LSAT LLC has entered into an equity collar with a financial institution with respect to its shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At December 31, 2001, the fair value of the XMSR equity collar was approximately $11,115,000.

      On June 27, 2001, LSAT LLC entered into an agreement to loan 1,000,000 shares of XMSR to a third party. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $18,360,000 at December 31, 2001. Such cash collateral is reported as restricted cash in the accompanying consolidated balance sheet. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of .15% per annum. As of December 31, 2001, 1,000,000 shares of XMSR had been lent under this agreement. The loan has no stated maturity date.

      WILDBLUE

      The Company, through LSAT LLC, owns an approximate 16% interest in Wildblue. Wildblue originally planned to build a Ka-band satellite network that would focus on providing broadband services to homes and small offices in North America and Latin America.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      During the first quarter of 2001, Wildblue announced that it was withdrawing its initial public offering due to continuing unfavorable conditions in the financial markets. As a result of such withdrawal, Wildblue is currently dependent upon its existing shareholders for the necessary funding to achieve its business plan. In light of the foregoing circumstances, LSAT LLC recorded a $19,500,000 charge during the first quarter of 2001 to reflect a nontemporary decline in the fair value of its investment in Wildblue. The adjustment reduced the carrying value of LSAT LLC's investment in Wildblue to an amount that was equal to LSAT LLC's proportionate share of Wildblue's equity. The Company used this valuation approach due to the difficulty in assessing the fair value of LSAT LLC's investment in Wildblue. The Company recorded additional charges during the second and third quarters of 2001 to reflect LSAT LLC's share of corresponding reductions in the net assets of Wildblue during those periods. Based on the Company's fourth quarter 2001 assessment of Wildblue's remaining sources of liquidity and Wildblue's inability to obtain financing for its business plan, the Company concluded that the carrying value of LSAT LLC's investment in Wildblue should be reduced to a fair value that assumes the liquidation of Wildblue. Accordingly, LSAT LLC recorded an additional $36,245,000 reduction to the carrying value of its investment in Wildblue during the fourth quarter of 2001.

      NONTEMPORARY DECLINES IN FAIR VALUES OF INVESTMENTS

      During the years ended December 31, 2001 and 2000, the Company determined that certain investments experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective estimated fair values. Such adjustments resulted in losses aggregating $76,799,000 (including $56,483,000 related to LSAT LLC's investment in Wildblue and $14,575,000 related to LSAT LLC's investment in XMSR) during 2001 and $9,860,000 in 2000.

      Investments in available-for-sale securities are summarized as follows:

                                                                             December 31,
                                                                 ----------------------------------
                                                                    2001                   2000
                                                                 ----------------     -------------
                                                                           amounts in thousands
          Equity securities
              Fair value                                         $        388,163           352,424
                                                                 ================     =============
              Gross unrealized holding gains                     $          3,942           200,552
                                                                 ================     =============
              Gross unrealized holding losses                    $        (23,532)         (224,794)
                                                                 ================     =============

(7)   DISPOSITION

      Effective September 14, 2001, the Company transferred its 80% ownership interest in TSAT Technologies, Inc. ("Technologies Sub") to Asvan Technology, LLC, ("Asvan"). LSAT and Asvan had previously entered into an agreement pursuant to which Asvan transferred certain assets and intellectual property to Technologies Sub in exchange for a 20% equity interest in Technologies Sub. LSAT had agreed to provide Technologies Sub with a maximum of $5,000,000 (the "Funding Commitment") to develop technologies relating to the design of (i) a stable, low phase noise, remotely tunable transceiver, and (ii) an integrated receiver/decoder
      (IRD) service module for commercial premises and multiple dwelling units.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      In connection with the transfer of LSAT's 80% interest in Technologies Sub to Asvan, LSAT's obligations under the Funding Commitment were terminated. In addition, LSAT obtained the right to purchase from Technologies Sub hardware and software products developed using the aforementioned technologies at prices not to exceed 110% of Technologies Sub's direct cost to produce such products. This pricing is to remain in effect until the aggregate cost to LSAT is $1,000,000 less than that which would be paid by other Asvan customers. Thereafter, Asvan agreed to sell products to LSAT at prices not to exceed the lowest price offered by Technologies Sub to any other buyer of similar quantities of the products.

(8)   LOAN FACILITY

      During 2000, the Company entered into a revolving credit facility, which, as amended, provides for maximum borrowings of $303,000,000 (the "PCS Loan Facility"). In May 2001, LSAT transferred its rights and obligations under the PCS Loan Facility to LSAT LLC. The PCS Loan Facility is secured by LSAT LLC's interest in shares of Sprint PCS Stock and by the Sprint PCS Stock equity collar described in note 6. Interest accrues at the 30 day LIBOR (2.1% at December 31, 2001) and is payable monthly. The principal balance is due and payable March 10, 2003. At December 31, 2001, borrowing availability pursuant to the PCS Loan Facility was $205,497,000.

      The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2001, the fair value of the Company's debt approximated its carrying value.

(9)   REDEEMABLE PREFERRED STOCK

      On March 16, 2000, the Company issued 150,000 shares of Series A Cumulative Preferred Stock ("Series A Preferred Stock") and 150,000 shares of Series B Preferred Stock to Liberty Media in exchange for shares of Sprint PCS Stock.

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

      In addition to voting rights required by law, each share of Series B Preferred Stock will be entitled to vote together with holders of the Series A and Series B Common Stock as a single class upon all matters upon which holders of Series A and Series B Common Stock are entitled to vote. In any such vote, the holders of Series B Preferred Stock will be entitled to 558 votes per share held. The Series B Preferred Stock is redeemable at the option of the Company after April 1, 2005. At any date on or after April 1, 2020, the Series B Preferred Stock is redeemable at the option of the holder for cash.

      The liquidation preference of each share of the Series B Preferred Stock as of any date of determination is equal to the stated value per share of $1,000 plus all accrued and unpaid dividends.

      Each share of the Series B Preferred Stock is initially convertible into
      11.31145 shares of Series B Common Stock. Such conversion rate was calculated as the liquidation value of such shares divided by $88.406 and is adjustable based on the adjusted liquidation value at the date of conversion.

      During 2001, the Company used a combination of cash ($22,500,000) and shares of Series A Common Stock (204,571 shares) to satisfy the $30,000,000 aggregate annual dividend requirements of the Series A Preferred Stock and Series B Preferred Stock. During 2000, the Company issued 165,992 shares of Series A Common Stock, and paid cash of $7,500,000 to satisfy the dividend requirements of the Series A Preferred Stock and the Series B Preferred Stock. Accrued dividends on the Series A Preferred Stock and Series B Preferred Stock aggregated $7,500,000 at December 31, 2001.

      Both the Series A and Series B Preferred Stock were issued at a discount from the stated values of such shares. Therefore, the Company is accreting both the Series A Preferred Stock and the Series B Preferred Stock up to the respective redemption values over the period from the issuance date to the redemption date using the effective interest method. Accretion on the Series A and Series B Preferred Stock aggregated $5,772,000 and $4,547,000 during the years ended December 31, 2001 and 2000 respectively. Such accretion has been accounted for as a direct charge to additional paid-in capital and has been included in the calculation of loss attributable to common shareholders.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

(10)  STOCKHOLDERS' EQUITY

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

      STOCK OPTIONS

      On December 4, 1996, (the "Spin-off Date"), Tele-Communications, Inc. ("TCI") (now known as AT&T Broadband LLC) distributed (the "Spin-off"), as a dividend, all of the issued and outstanding LSAT common stock to the holders of TCI's then outstanding TCI Group tracking stock. On the Spin-off Date, the LSAT Board adopted, and TCI as the sole stockholder of the Company prior to the Spin-off, approved, the TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan, now called the Liberty Satellite & Technology 1996 Stock Incentive Plan (the "LSAT 1996 Plan"). The LSAT 1996 Plan, as amended, provides for awards to be made in respect of a maximum of 520,000 shares of Series A Common Stock (subject to certain anti-dilution adjustments). Awards may be made as grants of stock options, stock appreciation rights ("SARs"), restricted shares, stock units, performance awards or any combination thereof (collectively, "Awards"). Awards may be made to employees and to consultants and advisors to the Company who are not employees. Shares of Series A Common Stock that are subject to Awards that expire, terminate or are annulled for any reason without having been exercised (or deemed exercised, by virtue of the exercise of a related SAR), or are forfeited prior to becoming vested, will return to the pool of such shares available for grant under the LSAT 1996 Plan.

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

      Options granted in 2001, 2000 and 1999 to certain key employees and officers of the Company pursuant to the LSAT 1996 Plan vest over a 5-year period beginning on the date of the grant, first becomes exercisable as to 25% on the second anniversary of the date of grant and become exercisable as to an additional 25% on each of the third, fourth and fifth anniversaries of the date of grant. Such options expire 10 years from the date of grant.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      In June 1996, the Board of Directors of TCI (the "TCI Board") authorized TCI to permit certain of its executive officers to acquire equity interests in certain of TCI's subsidiaries. In connection therewith, the TCI Board approved the acquisition by each of two executive officers of TCI who were not employees of the Company (the "TCI Officers"), of 1.0% of the net equity of the Company. The TCI Board also approved the acquisition by an individual who was the chief executive officer and a director of the Company (the "Company Officer"), of 1.0% of the net equity of the Company and the acquisition by an executive officer of certain TCI subsidiaries who was also a director, but not an employee, of the Company (the "TCI Subsidiary Officer"), of 0.5% of the net equity of the Company. The TCI Board determined to structure such transactions as grants by the Company to such persons of options to purchase shares of Series A Common Stock representing 1.0% ( in the case of each of the TCI Officers and the Company Officer) and 0.5% (in the case of the TCI Subsidiary Officer) of the shares of Series A Common Stock and Series B Common Stock issued and outstanding on the Spin-off Date, determined immediately after giving effect to the Spin-off, but before giving effect to any exercise of such options (the "Spin-off Date Options").

      Spin-off Date Options to purchase 232,426 shares of Series A Common Stock at a per share price of $88.60 were granted on the Spin-off Date. The Spin-off Date Options vest in 20% cumulative increments on each of the first five anniversaries of February 1, 1996, and are exercisable for up to ten years following February 1, 1996. In February 1999, 66,407 of the Spin-off Date Options were cancelled. Compensation expense with respect to the Spin-off Date Options held by the Company Officer aggregated $35,000 and $246,000 during the years ended December 31, 2000 and 1999, respectively.

      Pursuant to the terms of the Spin-off, and (in the case of the TCI Officers and the TCI Subsidiary Officer) in partial consideration for the capital contribution made by TCI to the Company in connection with the Spin-off, the Company agreed, effective as of the Spin-off Date, to bear all obligations under such options and to enter into stock option agreements with respect to such options with each of the TCI Officers, the Company Officer and the TCI Subsidiary Officer.

      On March 6, 1998, stockholders of the Company approved the TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Stock Option Plan (the "LSAT DSOP"). The LSAT DSOP provides for the grant to each person that is a member of the LSAT Board and is not an employee of the Company, its subsidiaries or its affiliates, of options to purchase 5,000 shares of Series A Common Stock. Options issued pursuant to the LSAT DSOP vest and become exercisable over a three-year period from the date of grant and expire 10 years from the date of grant.

      The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options, and accordingly, compensation expense has been recognized for its stock options in the accompanying financial statements using the intrinsic value method. The adjustment to stock compensation of $3,115,000 in 2000 resulted from a decrease in the Company's liability for SARs. Had the Company determined compensation expense based on the grant-date fair value method pursuant to Statement of Financial Accounting Standards No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been ($105,726,000) and ($19.04) for 2001; ($55,112,000) and ($11.58) for 2000; and $66,498,000 and $9.57
      for 1999, respectively.

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

                                                                        Weighted-        Weighted-
                                                                         average         average
                                                        Number of        exercise       grant-date
                                                         Options          Price         Fair Value
                                                        ---------       ---------       -----------
      Outstanding at December 31, 1998                    339,426       $   85.70
        Exercised                                          (8,000)          80.00
        Forfeited and cancelled                            (2,000)          80.00
        Granted                                           119,050           79.30          $  60.30
                                                        ---------

      Outstanding at December 31, 1999                    448,476           84.00
        Exercised                                         (54,000)          78.60
        Forfeited and cancelled                           (75,407)          86.50
        Granted                                            25,000          111.90             87.70
                                                        ---------

      Outstanding at December 31, 2000                    344,069           86.50
        Exercised                                              --
        Forfeited and cancelled                                --
        Granted                                            15,000           26.00             22.40
                                                        ---------

      Outstanding at December 31, 2001                    359,069
                                                        =========

      Exercisable at December 31, 1999                    220,472           85.20
                                                        =========
      Exercisable at December 31, 2000                    175,815           86.50
                                                        =========
      Exercisable at December 31, 2001                    203,327           85.60
                                                        =========

      Options outstanding at December 31, 2001 have a range of exercise prices from $26.00 to $119.38 and a weighted-average remaining contractual life of approximately six years.

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

      OTHER

      Effective February 1, 2001, certain key employees of the Company were granted, pursuant to the LSAT 1996 Plan, an aggregate of 21,750 restricted shares of Series A Common Stock. Such shares vest 25% on February 1, 2003, and vest an additional 25% on each of February 1, 2004, 2005 and 2006. Compensation expense with respect to the restricted shares aggregated $268,000 for the year ended December 31, 2001.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      In February 1997, certain key employees of the Company were granted, pursuant to the LSAT 1996 Plan, an aggregate of 32,500 restricted shares of Series A Common Stock. As originally granted, such restricted shares vested as to 50% on January 1, 2001 and as to the remaining 50% on January 1, 2002. In November 1997, the LSAT Board approved modifications to the vesting provisions accelerating the vesting schedules under such restricted stock awards to provide for vesting of 50% on each of the second and third anniversaries of the date of granting. Compensation expense with respect to the restricted shares aggregated $366,000 for the year ended December 31, 1999.

      In connection with the Spin-off, TCI and the Company also entered into a "Share Purchase Agreement" to sell to each other from time to time, at the then current market price, shares of Series A TCI Group common stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations after the Spin-off Date under certain stock options and SARs held by their respective employees and non-employee directors. At December 31, 2001, approximately 103,400 options to purchase Series A Common Stock were held by current and former employees of TCI pursuant to the Share Purchase Agreement. Such options have exercise prices ranging from $174.70 to $237.60 per share and have expiration dates ranging from 2002 to 2005.

      At December 31, 2001, a total of 462,469 shares of Series A Common Stock were reserved for issuance pursuant to the Spin-off Date Options, the Share Purchase Agreements, the LSAT 1996 Plan and the LSAT DSOP. In addition, 1,696,717 shares of Series B Common Stock are reserved for issuance upon conversion of the Series B Preferred Stock, and one share of Series A Common Stock is reserved for each outstanding share of Series B Common Stock.

(11)  TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

      In September 2000, an executive officer, who was the Company's Chief Executive Officer and President until his resignation on October 8, 2001, purchased a 1.83% common stock interest in a subsidiary of Liberty Media for $400,000. Such subsidiary owns an indirect interest in LSAT LLC. Liberty Media and the executive officer entered into a shareholders agreement in which the executive officer could require Liberty Media to purchase, after five years, all or part of his common stock interest in the subsidiary, in exchange for Liberty Media common stock, at its then fair value. In addition, Liberty Media had the right to purchase, in exchange for Liberty Media common stock, the executive officer's common stock interest for fair market value at any time. On October 10, 2001, Liberty Media purchased the executive officer's 1.83% common stock interest in the subsidiary for $425,324.

      During 2000, a director of the Company, who is no longer a director of the Company, exercised stock options to buy 5,000 shares of Series A Common Stock of the Company. Such options had an exercise price of $65.00 per share, and the market price of Series A Common Stock at the time of such exercise was $110.00. Simultaneously with such exercise, the Company purchased from the director 2,954 shares of Series A Common Stock for an aggregate purchase price of $325,000, which represented the director's aggregate exercise price. Such shares are reflected as treasury shares in the Company's consolidated statement of stockholders' equity.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      During 2000, two executive officers of the Company, received loans in the principal amounts of $136,000 and $135,000, respectively, to be used solely for the purpose of satisfying tax liabilities related to the lapse of restrictions on shares of common stock awarded under the LSAT 1996 Plan. Through December 31, 2001, the loans accrued interest at an annual rate of 6.41%. Each of the loans originally provided for principal and interest to be payable upon the occurrence of certain events and in no event later than December 1, 2001. Subsequent to December 31, 2001, the Company agreed to extend the maturity dates of the loans to December 31, 2003, and lower the annual interest rates of the loans to 4% per annum. Consistent with the terms of the original loans, interest payments may be deferred by the borrowers until maturity. Each loan is secured in each case by 2,500 shares of the Company's Series A Common Stock and are otherwise nonrecourse to the borrowers. As of December 31, 2001, the balances outstanding on the loans including accrued interest, were $150,000 and $148,000 respectively. Effective April 27, 2001, one of the executive officers became the President of On Command. Since that date, On Command has been responsible for 100% of such executive's compensation.

(12)  INCOME TAXES

      The Company and TCI entered into a tax sharing agreement (the "TCI Tax Sharing Agreement") dated June 1997, to confirm that (i) neither the Company nor any of its subsidiaries has any obligation to indemnify TCI or the TCI shareholders for any tax resulting from the Spin-off failing to qualify as a tax-free distribution pursuant to Section 355 of the Internal Revenue Code of 1986 (the "Code"); (ii) TCI is obligated to indemnify the Company and its subsidiaries for any taxes resulting from the Spin-off failing to qualify as a tax-free distribution pursuant to Section 355 of the Code; (iii) to the best knowledge of TCI, the Company's total payment obligation under the TCI Tax Sharing Agreement could not reasonably be expected to exceed $5,000,000.

      In connection with the LSAT LLC and Ascent Transactions, the Company and Liberty Media entered into a Tax Liability Allocation and Indemnification Agreement. See note 4.

      Income tax benefit (expense) for the years ended December 31, 2001, 2000 and 1999 consists of:

                                                     Current     Deferred       Total
                                                    ---------   ----------   -----------
                                                           amounts in thousands
      Year ended December 31, 2001:
        Federal                                     $  (5,927)         270        (5,657)
        State and local                                  (201)          40          (161)
                                                    ---------   ----------   -----------

                                                    $  (6,128)         310        (5,818)
                                                    =========   ==========   ===========
      Year ended December 31, 2000
        Federal                                     $     650        8,424         9,074
        State and local                                    --         (943)         (943)
                                                    ---------   ----------   -----------

                                                    $     650        7,481         8,131
                                                    =========   ==========   ===========
      Year ended December 31, 1999:
        Federal                                     $    (650)      (1,197)       (1,847)
        Sate and local                                     --        1,431         1,431
                                                    ---------   ----------   -----------

                                                    $    (650)         234          (416)
                                                    =========   ==========   ===========

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      Income tax benefit (expense) differs from the amounts computed by applying the federal income tax rate of 35% as a result of the following:

                                                                Years Ended December 31,
                                                     ---------------------------------------
                                                         2001          2000          1999
                                                     -----------   ------------   ----------
                                                                  amounts in thousands
      Computed "expected" tax (expense) benefit      $    33,891         20,044      (23,687)
      State and local income taxes, net of federal
        income tax benefit                                  (105)          (613)         931
      Tax benefit from disposal of investment                 --         27,210           --
      Change in valuation allowance                      (40,983)       (41,953)      15,695
      Other                                                1,379          3,443        6,645
                                                     -----------   ------------   ----------

                                                     $    (5,818)         8,131         (416)
                                                     ===========   ============   ==========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                       December 31,
                                                             -------------------------------
                                                                   2001             2000
                                                             --------------    -------------
                                                                    amounts in thousands
      Deferred tax assets:
        Capital and net operating loss carryforwards and
          tax credits                                        $       86,764          194,716
        Future deductible amount related to losses not
          recognized for tax purposes                                32,288
        Future deductible amounts principally due to
          accruals deductible in later periods                          187            1,400
        Other                                                             2                7
                                                             --------------    -------------
          Total deferred tax assets                                 119,241          196,123
        Valuation allowance                                        (119,241)         (78,258)
                                                             --------------    -------------
          Net deferred tax assets                                        --          117,865
      Deferred tax liabilities:
        Future gain related to unrealized appreciation on
          held for sale security                                         --          116,384
        Future taxable amounts principally due to accruals
          recognized for tax purposes                                    --            1,481
                                                             --------------    -------------
             Net deferred tax liabilities                    $           --               --
                                                             ==============    =============

      The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $119,241,000 and $78,258,000, respectively. Such balances decreased (increased) ($40,983,000) and $72,675,000 from December 31, 2000 and 1999, respectively. The 2000 decrease includes a decrease of $114,628,000 included in additional paid-in capital.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                   Notes to Consolidated Financial Statements

      At December 31, 2001, the Company had capital and net operating loss carry forwards for income tax purposes aggregating approximately $231,431,000 of which, if not utilized to reduce taxable income in future periods, $38,130,000 expire in 2012, $106,824,000 expire in 2018, $6,410,000 expire in 2019, and $80,067,000 expire in 2020. In addition, alternative minimum tax credit carryforwards of approximately $5,759,000 at December 31, 2001 are available to offset future regular federal and state liabilities.

(13)  COMMITMENTS AND CONTINGENCIES

      Through December 2001, the Company leased its office space under a noncancelable operating lease. Rent expense was $75,000, $159,000 and $23,000 in 2001, 2000 and 1999, respectively. At December 31, 2001, the Company had no noncancelable operating leases.

      LSAT LLC has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $103,926,000 at December 31, 2001. Currently, the Company is not certain of the likelihood of being required to perform under such guarantees.

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

(14)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           1st         2nd         3rd         4th
                                                         Quarter     Quarter     Quarter     Quarter
                                                        --------    --------    --------    --------
                                                                   amounts in thousands,
                                                                 except per share amounts
      2001:
             Revenue                                    $    105         105         105         105
             Operating loss                             $   (759)       (785)     (1,664)     (1,531)
             Net loss                                   $ (3,145)    (40,260)       (211)    (59,032)
             Basic and diluted loss per common share    $  (1.65)      (6.72)      (1.22)      (9.03)

      2000:
             Revenue                                    $     90         130         120         105
             Operating income (loss)                    $ (3,529)      4,123      (1,111)       (232)
             Net loss                                   $ (3,728)    (27,281)    (11,644)     (6,484)
             Basic and diluted loss per common share    $   (.73)      (5.06)      (2.86)      (2.11)

PART III.

         On April 1, 2002, the Company effected 1 for 10 reverse stock splits of its Series A common stock ("Series A Common Stock") and Series B common stock ("Series B Common Stock"). All share and per share amounts included herein have been adjusted to give retroactive effect to such reverse stock splits.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following lists the directors and executive officers of Liberty Satellite and Technology, Inc. ("LSAT" or the "Company"), their birth dates, a description of their business experience and positions held with the Company, as of February 1, 2002, unless otherwise noted.

         Name                                                       Position
         ----                                                       --------
Alan M. Angelich                    Has served as a director of the Company since  August 2000. Mr. Angelich  has
Born October 22, 1943               been the President of Janco Capital Partners, Inc., an investment banking firm specializing in the  telecommunications industry, since December 1995 when he co-founded the firm.

Robert R. Bennett                   Has served as a director of the Company since  August  2000. Mr.Bennett  has
Born April 19, 1958                 served as President and Chief  Executive Officer of Liberty Media Corporation
                                    ("Liberty Media") since April 1997 and a director of Liberty Media since September
                                    1994. Mr. Bennett served as Executive Vice President of Tele-Communications, Inc.
                                    ("TCI") (now known as AT&T Broadband LLC) from April 1997 to March 1999. Mr. Bennett served as Executive Vice President, Secretary and Treasurer of Liberty Media
                                    from June 1995 through March 1997, Chief Financial Officer from May 1996 through
                                    March 1997, and in various executive positions since Liberty Media's inception in
                                    1990. Mr. Bennett is a director of Liberty Digital, Inc. ("Liberty Digital"), Liberty
                                    Livewire Corporation ("Liberty Livewire"), UnitedGlobalCom, Inc. ("UnitedGlobalCom"),
                                    USA Networks, Inc., and Telewest Communications plc, and is Chairman of the
                                    Board of Liberty Digital.

William H. Berkman                  Has served as a director of the Company since August 2000. Since January 2000,
Born February 26, 1965              Mr. Berkman  has been the Managing  Partner of the Associated Group, LLC, the general partner of Liberty Associated Partners,  LP, an investment partnership specializing  in the  telecommunications  and  media  industry. From 1994 to January 2000, Mr. Berkman was a principal at The  Associated Group, Inc., a publicly  traded  company. Mr. Berkman was also one  of the founders of
                                    Teligent, Inc. and served as a member of Teligent, Inc.'s board of directors from August 1996 to January 2000. Mr. Berkman currently serves on the board of directors of Centerpoint Broadband Technologies, Inc.

William R. Fitzgerald               Has served as director of the  Company's since April 1, 2002. Mr.Fitzgerald
Born May 20, 1957                   has served as Senior Vice President of Liberty Media and as Chairman of the
                                    Board of Liberty Livewire, since August 2000. Mr. Fitzgerald served as Chief
                                    Operating Officer, Operations Administration, of AT&T Broadband LLC, from August 1999 to May 2000, and Executive Vice President and Chief Operating Officer of TCI from
                                    March 1999 to August 1999. Mr. Fitzgerald served as Executive Vice President and
                                    Chief Operating Officer of TCI Communications, Inc. (TCI Communications"), the
                                    domestic cable subsidiary of TCI, from November 1998 to March 1999, served as
                                    Executive Vice President of TCI Communications from December 1997 to March 1999 and served as a Senior Vice President of TCI Communications from March 1996 to
                                    December 1997. Mr. Fitzgerald is a director of On Command Corporation
                                    ("On Command") and Liberty Livewire.

                                      III-1

         NAME                                                        POSITION
         ----                                                        --------
John W. Goddard                     Has served as a director of the Company since December 1996. Mr. Goddard
Born May 4, 1941                    served as President and Chief Executive Officer of the cable division of
                                    Viacom International, Inc. from 1980 until the division was sold in July 1996.
                                    Mr. Goddard is also a director of Diva Systems Corporation, Cable Television
                                    Laboratories, Inc. (Cablelabs), and The Deafness Research Foundation and is a
                                    Trustee of the Walter Kaitz Foundation.

J. Curt Hockemeier                  Has served as a director of the Company since August 2000. Mr. Hockemeier has
Born May 15, 1948                   been President of Arbinet-thexchange, a leading online telecommunications exchange, since April 2000, and Chief Executive Officer since August 2000. From
                                    June 1999 until April 2000, Mr. Hockemeier served as Executive Vice President and
                                    Chief Operating Officer for telephone operations for AT&T Broadband, LLC and, from
                                    July 1998 until June 1999, he served as AT&T Local Network Services' Vice President.
                                    Beginning in 1992, Mr. Hockemeier served as Senior Vice President of Affiliate
                                    Services for Teleport Communications Group and held other senior management positions with Teleport, including Senior Vice President of National Operations, until AT&T Corporation acquired Teleport Communications Group in July 1998.

Gary S. Howard                      Has served as Chairman of the Board since August 2000 and has served as a
Born February 22, 1951              director of the Company since November 1996. Mr. Howard served as Chief
                                    Executive Officer of the Company from December 1996 until April 2000. From
                                    February 1995 through August 1997, Mr. Howard also served as President of the
                                    Company. Mr. Howard has served as the Executive Vice President and Chief Operating
                                    Officer of Liberty Media since July 1998. Mr. Howard served as Executive Vice
                                    President of TCI from December 1997 to March 1999; as Chief Executive Officer,
                                    Chairman of the Board and director of TV Guide, Inc. from June 1997 to March 1999;
                                    and as President and Chief Executive Officer of TCI Ventures Group, LLC from
                                    December 1997 to March 1999. Mr. Howard served as President of TV Guide, Inc. from
                                    June 1997 to September 1997. Mr. Howard is a director of Liberty Media, Liberty
                                    Livewire, Liberty Digital, UnitedGlobalCom and On Command.

Kenneth G. Carroll                  Has served as Senior Vice President and Chief Financial Officer of the Company
Born April 21, 1955                 since February 1995 and as Treasurer since August 1999. Mr. Carroll is currently the Company's acting President. He has also served as Senior Vice
                                    President and Chief Financial Officer of Phoenixstar, Inc. (formerly known as
                                    PRIMESTAR, Inc.) since April 1998. From December 1994 to May 1997,
                                    Mr. Carroll served as Vice President of TCI K-1, Inc. and as Vice President of
                                    United Artists K-1 Investments, Inc.

         On October 8, 2001, Carl E. Vogel, the Company's Chief Executive Officer and President resigned as a director and officer of the Company. Kenneth
G. Carroll is currently the Company's acting President and will serve until the Company's board of directors identifies and appoints a new President and Chief Executive Officer.

         Effective April 27, 2001, Christopher Sophinos, a Senior Vice President of the Company, became President of On Command. Since that date, On Command has been responsible for 100% of Mr. Sophinos' compensation. Although Mr. Sophinos continues to perform duties as an officer of the Company, substantially all of his time is devoted to his duties at On Command.

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

         Based solely on review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations that no Forms 5 were required, the Company believes that, during the year ended December 31, 2001, its officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.

                                      III-3

ITEM 11.  EXECUTIVE COMPENSATION

         (a)    SUMMARY COMPENSATION TABLE

         The following table is a summary of all forms of compensation paid by the Company to the officers named therein for services rendered in all capacities to the Company for the fiscal years ended December 31, 2001, 2000 and 1999 (total of three persons).

                                         Annual compensation          Long-term compensation
                                       -----------------------   ----------------------------------
                                                                                     Securities              All
                                                                   Restricted        underlying             other
Name and principal position                                           stock          options/            compensation
With the Company              Year               Salary               Award            Sars                 (6)
----------------              ----               ------               -----            ----                 ---

Carl E. Vogel (1)             2001          $      211,247       $       --                --         $         --
  (Former Chief Executive     2000          $      200,000       $       --                --         $         --
  Officer and President)

Christopher Sophinos (2)      2001          $      106,398       $  314,063(4)             --         $     10,640
  (Senior Vice President)     2000          $      225,000       $       --                --         $     11,495
                              1999          $       51,923       $       --            42,500(5)      $         --

Kenneth G. Carroll (3)        2001          $      278,000       $  314,063(4)         15,000(5)      $     17,500
  (Senior Vice President,     2000          $      238,343       $       --                --         $     15,000
  CFO, Treasurer and          1999          $           --       $       --            42,500(5)      $         --
  Acting President)

---------------

(1) Mr. Vogel's employment with the Company commenced April 2000 and ended October 2001. From December 1999 to October 2001, Mr. Vogel was also an employee of Liberty Media. As such, Mr. Vogel's compensation was allocated between Liberty Media and the Company during the periods in which Mr. Vogel was employed by both the Company and Liberty Media. Compensation in the table represents the amount allocated to the Company for the period from April 2000 through October 2001.

(2) Effective April 27, 2001, Mr. Sophinos began serving as President of On Command. As such, On Command was responsible for all of Mr. Sophinos' compensation from May 2001 through December 2001, and the 2001 compensation in the table represents Mr. Sophinos' compensation for the four months ended April 30, 2001. Mr. Sophinos' employment with the Company commenced on September 1, 1999. Accordingly, the 1999 compensation information included in the table represents four months of employment.

(3) Mr. Carroll began receiving compensation from the Company on February 1, 2000. Accordingly, the 2000 compensation information included in the table represents eleven months of employment.

(4) Effective February 1, 2001, Messrs. Sophinos and Carroll were each granted 7,500 restricted shares of the Company's Series A Common Stock. Such shares vest 25% on February 1, 2003, and vest an additional 25% on February 1, 2004, 2005 and 2006.

(5) Pursuant to the Company's 1996 Stock Incentive Plan (the "LSAT 1996 Plan") and effective December 1, 1999, Messrs. Sophinos and Carroll were each granted options to purchase 20,000 shares of Series A Common Stock at a purchase price of $71.25 and 22,500 shares of Series A Common Stock at a purchase price of $88.40; and effective August 10, 2001, Mr. Carroll was granted an aggregate of 15,000 options to acquire shares of Series A Common Stock at a purchase price of $26.00.

(6) Includes LSAT contributions to the Liberty Media 401(k) Savings Plan (the "Liberty Media Plan") beginning in April 2000. All named executives were fully vested in such plans.

                                      III-4

         Since April 2000, LSAT employees have been eligible to participate in the Liberty Media Plan. The Liberty Media Plan provides employees with an opportunity to save for retirement. The Liberty Media Plan participants may contribute up to 10% of their pre-tax compensation and/or up to 10% of their post-tax compensation. Liberty Media contributes a matching contribution of 100% of the participants' contributions. The combined participant and matching employer contributions were limited to $35,000 per participant during 2001. Participant contributions to the Liberty Media Plan are fully vested upon contribution.

         Generally, participants acquire a vested right in Liberty Media Plan contributions as follows:

                          Years of Service                  Vesting Percentage
                          ----------------                  ------------------
                          Less than 1                                 0%
                          1-2                                        33%
                          2-3                                        66%
                          3 or more                                 100%

         Directors who are not employees of Liberty Media are ineligible to participate in the Liberty Media Plan. Under the terms of the Liberty Media Plan, employees are eligible to participate after three months of service.

         (b)    OPTION GRANTS IN LAST FISCAL YEAR

         The following table discloses information regarding stock options granted during the year ended December 31, 2001 to each of the named executive officers of the Company in respect of shares of Series A Common Stock under the LSAT 1996 Plan.

                              No. of        % of Total
                            Securities       Options                       Market
                            Underlying      Granted to    Exercise or     Price on                      Grant Date
                             Options       Employees in    Base Price    Grant Date       Expiration      Present
Name                       Granted (1)         2001          ($/Sh)      ($/Sh) (2)          Date        Value $(3)
----                       ----------          ----          ------      ----------          ----       -----------
Kenneth G. Carroll             15,000          100%          $26.00         $26.00      August 9, 2011    $335,834

-----------------------

(1) On August 10, 2001, Kenneth G. Carroll was granted, pursuant to the LSAT 1996 Plan, an aggregate of 15,000 options to acquire shares of Series A Common Stock. Such grant of options vests over five years with such vesting period beginning on the date of grant and expires 10 years from the date of grant. This grant represents the total of options granted to LSAT employees in 2001.

(2) Represents the closing market price per share of Series A Common Stock on August 10, 2001.

(3) The value shown is based upon the Black-Scholes model and is stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 4.92% discount rate; (b) an 85% volatility factor;
         (c) the 10-year option term; (d) the closing price of Series A Common Stock on August 10, 2001; and (e) a per share exercise price of $26.00. The actual value realized will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the realized value, if any, will not necessarily be the value determined by the model.

                                      III-5

         (c) AGGREGATED LSAT OPTION/SAR EXERCISES AND FISCAL YEAR-END LSAT OPTION/SAR VALUES

         The following table provides, for the executives named in the Summary Compensation Table, information on (i) the exercise during the year ended December 31, 2001, of options with respect to shares of Series A Common Stock,
(ii) the number of shares of Series A Common Stock represented by unexercised options owned by them at December 31, 2001, and (iii) the value of those options as of the same date.

                                                                           Number of
                                                                           securities      Value of
                                                                           underlying     unexercised
                                                                          unexercised    in-the-money
                                                                            options/       options/
                                                                            SARs at         SARs at
                                                                          December 31,   December 31,
                                               Shares                         2001           2001
                                              acquired     Value          exercisable/   exercisable/
Name                                        On exercise   realized       unexercisable   unexercisable
----                                        -----------   --------       -------------   -------------
Carl E. Vogel
  Exercisable Series A                               --         --                 --               --
  Unexercisable Series A                             --         --                 --               --
Christopher Sophinos
  Exercisable Series A                               --         --             20,625               --
  Unexercisable Series A                             --         --             31,875               --
Kenneth G. Carroll
  Exercisable Series A                               --         --             20,840               --
  Unexercisable Series A                             --         --             46,875               --

         (d)    COMPENSATION OF DIRECTORS

         Members of the LSAT Board who are also full-time employees of the Company or Liberty Media, or any of their respective subsidiaries, do not receive any additional compensation for their services as directors. Directors who are not full-time employees of the Company or Liberty Media, or any of their respective subsidiaries, receive a retainer of $30,000 per year. All members of the LSAT Board are also reimbursed for expenses incurred to attend any meeting of the LSAT Board or any committee thereof. In addition, on March 6, 1998, the LSAT stockholders approved the TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Stock Option Plan (the "LSAT DSOP"). The LSAT DSOP provides for the grant to each person that is a member of the LSAT Board and is not an employee of the Company, its subsidiaries or its affiliates, of options to purchase 5,000 shares of Series A Common Stock. Such grant of options is made at the time a person first becomes an LSAT director. The LSAT DSOP provides that the per share exercise price of each option granted under the LSAT DSOP will be equal to the fair market value of the Series A Common Stock on the date such option is granted. In general, fair market value is determined by reference to the last sale price for shares of Series A Common Stock on the date of grant.

         During the first quarter of 2002, Messrs. Allan M. Angelich, John W. Goddard and J. Curt Hockemeier, each received $7,500 for their service during the fourth quarter of 2001 on a special committee formed by the LSAT Board to review and evaluate Liberty Media's October 12, 2001 proposal to acquire all of the Company common stock not already owned by Liberty Media.

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

                                      III-6

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table lists stockholders believed by the Company to be the beneficial owners of more than five percent of the outstanding voting securities as of December 31, 2001. Shares issuable upon the exercise of options are only included in the table to the extent that the options are exercisable on or before March 1, 2002. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them except as otherwise stated in the notes to the table.

                                                                                                            Combined
                                                                  Number of shares                           voting
         Name and Address of                                        beneficially        Percent of         power of all
           Beneficial Owner               Title of class              owned              class(1)           holdings(1)
           ----------------               --------------              -----             ----------         -----------
Liberty Media Corporation             Series B Preferred Stock             150,000           100.0%                89.3%(2)
12300 Liberty Boulevard               Series A Common Stock                603,596             8.9%
Englewood, Colorado                   Series B Common Stock                332,265(2)         43.0%(2)

Kim Magness                           Series B Preferred Stock                   -             -                    3.9%
(individually as a member of          Series A Common Stock                 38,380(3)          *
   Magness Security LLC)              Series B Common Stock                374,520(3)         48.4%
4000 E. Belleview
Greenwood Village, Colorado

Gary Magness                          Series B Preferred Stock                   -             -                    3.2%
(as co-representative of the          Series A Common Stock                 24,337(4)          *
   estate of Bob Magness)             Series B Common Stock                312,077(4)         40.4%
29 Sunset Drive
Englewood, Colorado

William H. Gates III (5)              Series B Preferred Stock                                                        *
(individually and as a member         Series A Common Stock                509,760(5)          7.5%
   of Cascade Investment, L.L.C.)     Series B Common Stock                  1,580             *
One Microsoft Way
Redmond, Virginia

-----------------

*        Less than one percent.

(1) Based on 150,000 shares of the Company's Series B 8% Cumulative Convertible Voting Preferred Stock ("Series B Preferred Stock") with a liquidation value of $150,000,000, 6,753,101 shares of Series A Common Stock and 771,828 shares of the Company's Series B Common Stock outstanding as of December 31, 2001.

(2) Does not include the 1,696,717 shares of Series B Common Stock issuable upon conversion of the Series B Preferred Stock. Also does not include 34,000,000 of Series B Common Stock to be issued to Liberty Media pursuant to certain transactions that closed on April 1, 2002. If the foregoing 35,696,717 shares of Series B Common Stock had been included in Liberty Media's ownership calculations at December 31, 2001,
         Liberty Media's ownership percentage of Series B Common Stock would have increased to 98.7% and Liberty Media's voting power in the Company would have increased to 97.6%.

                                      III-7

(3) Includes 21,053 shares of Series A Common Stock and 63,462 shares of Series B Common Stock held by Magness Securities LLC. Mr. Magness is deemed to have beneficial ownership over such shares as a member of Magness Securities LLC. Also assumes the exercise in full of stock options granted in November of 1994 to acquire 500 shares of Series A Common Stock.

(4) Gary Magness and Kim Magness are co-representatives of the Estate of Bob Magness. Share amounts include 15,227 shares of Series A Common Stock and 305,458 shares of Series B Common Stock held by the Estate of Bob Magness that are also included in the shares attributed to Kim Magness above

(5) Based upon the Schedule 13D filed with the SEC by Cascade Investment, L.L.C. and William H. Gates III, dated November 28, 2001. Includes 1,580 shares of Series A Common Stock, which are issuable upon conversion of 1,580 shares of Series B Common Stock. All shares of Series A Common Stock and Series B Common Stock held by Cascade Investment may be deemed to be beneficially owned by William H. Gates III, as the sole member of Cascade Investment. The address of Cascade Investment is 2365 Carillon Point, Kirkland, Washington.

(b)      SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information with respect to the ownership by each director and each of the named executive officers of LSAT and by all directors and executive officers of LSAT as a group of shares of Series A Common Stock and Series B Common Stock. In addition, the table sets forth information with respect to the ownership of such individuals of shares of Liberty Media Series A common stock ("Liberty Media Series A Common Stock") and Liberty Media Series B common stock ("Liberty Media Series B Common Stock"). Liberty Media owns a controlling interest in LSAT.

                                      III-8

         The following information is given as of December 31, 2001 and, in case of percentage ownership information, is based on 6,753,101 shares of Series A Common Stock, 771,828 shares of Series B Common Stock, 2,378,127,544 shares of Liberty Media Series A Common Stock, 212,045,288 shares of Liberty Media Series B Common Stock outstanding on that date. Shares issuable upon the exercise of options are only included in the table to the extent that the options are exercisable on or before March 1, 2002. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other persons. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them, except as indicated in the notes to the table.

                                                              Number
                                                             of Shares                 Percent
                                                           Beneficially                  of         Voting
           Name                    Title of Class             Owned                     Class       Power
           ----                    --------------             -----                    -------     -------
Directors:
    Alan M. Angelich           Series A                           6,666(1)(2)            *            *
                               Series B                              --                  --
                               Liberty Media Series A            63,152   (3)            *
                               Liberty Media Series B                --                  --

    Robert R. Bennett          Series A                             500   (4)            *            *
                               Series B                              --                  --
                               Liberty Media Series A         8,502,451 (5)(6)(7)        *
                               Liberty Media Series B               400                  *

    William H. Berkman         Series A                           1,666   (1)            *            *
                               Series B                              --                  --
                               Liberty Media Series A         1,273,518   (8)            *
                               Liberty Media Series B                --                  --

    William R. Fitzgerald      Series A                              52                   *           *
                               Series B                              --                   --
                               Liberty Media Series A           386,008 (9)(10)           *           *
                               Liberty Media Series B                --                   --

    John W. Goddard            Series A                           5,140 (11)(12)          *           *
                               Series B                             142   (11)            *
                               Liberty Media Series A            83,136   (11)            *
                               Liberty Media Series B            72,772   (11)            *

    J. Curt Hockemeier         Series A                           1,666    (1)            *           *
                               Series B                              --                   --
                               Liberty Media Series A             1,603   (13)            --
                               Liberty Media Series B                --                   --

    Gary S. Howard             Series A                          42,761   (14)            *           *
                               Series B                              --                   --
                               Liberty Media Series A         3,968,713 (15)(16)(17)      *
                               Liberty Media Series B                --                   --

                                      III-9

                                                                    Number
                                                                    of Shares          Percent
                                                                  Beneficially           of        Voting
              Name                   Title of Class                  Owned              Class       Power
              ----                   --------------                  -----              -----       -----
    Carl E. Vogel              Series A                                   500                   *           *
                               Series B                                    --                   --
                               Liberty Media Series A                 218,400 (18)              *
                               Liberty Media Series B                      --                   --

Other named executive officers:

    Christopher Sophinos       Series A                                33,495 (19)              *           *
                               Series B                                    --                   --
                               Liberty Media Series A                   4,651 (20)              *
                               Liberty Media Series B                      --                   --

    Kenneth G. Carroll         Series A                                33,698 (21)              *           *
                               Series B                                    --                   --
                               Liberty Media Series A                  15,490 (22)              *
                               Liberty Media Series B                     --                    --

All directors and executive officers as a group
                               Series A                               126,144                  1.8%         *
                               Series B                                   142                   *
                               Liberty Media Series A              14,517,122                   *
                               Liberty Media Series B                  73,172                   *

-----------

*        Less than one percent.

(1) Assumes the exercise in full of options to purchase 1,666 shares granted pursuant to the Company's Nonemployee Director Stock Option Plan.

(2) Includes 5,000 shares owned by Janco Capital Partners. Mr. Angelich has shared voting and dispositive power over such shares.

(3) Includes 23,000 shares owned by Janco Capital Partners. Mr. Angelich has shared voting and dispositive power over such shares.

(4) Assumes the exercise in full of stock options granted in tandem with SARs in November 1994 to purchase 500 shares.

(5)      Includes 902,767 restricted shares, none of which are currently vested.

(6)      Assumes the exercise in full of options to purchase 4,879,052 shares.

(7) Includes 20,099 shares held by the Liberty 401(k) Savings Plan. Mr. Bennett's beneficial ownership is these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

(8)      Assumes the exercise in full of options to purchase 1,273,518 shares.

(9)      Assumes the exercise in full of options to purchase 346,016 shares.

                                     III-10

(10) Includes 5,224 shares held by the Liberty 401(k) Savings Plan. Mr. Fitzgerald's beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

(11) Includes 140 shares of Series A Common Stock, 142 shares of Series B Common Stock, 83,136 shares of Liberty Media Series A Common Stock and 72,772 shares of Liberty Media Series B Common Stock held in trusts in which Mr. Goddard is a beneficial owner.

(12) Assumes the exercise in full of options to purchase 5,000 shares granted pursuant to the Company's Nonemployee Director Stock Option Plan.

(13) Includes 1,603 shares held by a long-term 401(k) savings plan. Mr. Hockemeier's beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

(14) Assumes the exercise in full of Company stock options in respect of the following: (i) stock options granted in tandem with SARs in November 1992 to acquire 250 shares; (ii) stock options in tandem with SARs granted in October 1993 to acquire 250 shares; (iii) stock options in tandem with SARs granted in November 1994 to acquire 250 shares; (iv) stock options granted in tandem with SARs in December 1995 to purchase 750 shares; and (v) stock options granted in December 1996 to purchase 33,203 shares. Also includes 2,549 shares held by trusts in which Mr. Howard is beneficial owner as trustee for his children.

(15)     Includes 582,177 restricted shares, none of which are currently vested.

(16)     Assumes the exercise in full of options to purchase 2,560,341 shares.

(17)     Includes 38,337 shares held by the Liberty 401(k) Savings Plan.
         Mr. Howard's beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

(18) On October 8, 2001, Mr. Vogel resigned as director and officer of the Company. The share numbers assume the exercise in full of options to purchase 200,000 shares.

(19) Assumes the exercise in full of (i) stock options granted in tandem with SARs in February 1997 to purchase 10,000 shares; and (ii) stock options granted in December 1999 to purchase 10,625. Also includes 7,500 restricted shares issued in February 2001, none of which are currently vested.

(20)     Includes 3,051 shares held by the Liberty 401(k) Savings Plan.
         Mr. Sophinos' beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

(21) Assumes the exercise in full of Company stock options in respect of the following: (1) stock options granted in tandem with SARs in November of 1994 to acquire 40 shares; (ii) stock options granted in tandem with SARs in December 1995 to purchase 175 shares; (iii) stock options granted in tandem with SARs in February 1997 to purchase 10,000 shares; and (iv) stock options granted in December 1999 to purchase 10,625 shares. Also includes 7,500 restricted shares issued in February 2001, none of which are currently vested.

(22)     Includes 2,784 shares held by the Liberty 401(k) Savings Plan.
         Mr. Carroll's beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

                                     III-11

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DIVIDENDS ON PREFERRED STOCK HELD BY LIBERTY MEDIA. In accordance with the terms of the Series A Preferred Stock and Series B Preferred Stock, the Company has the right to issue shares of Series A Common Stock in satisfaction of its dividend liability. Between March 16, 2000 and December 31, 2001, the Company issued shares of Series A Common Stock, representing a $14,240,000 dividend obligation under the terms of the Series A Preferred Stock and a $9,493,000 dividend obligation under the terms of Series B Preferred Stock. During the same period, cash dividends on the Series A Preferred Stock and Series B Preferred Stock have aggregated $13,500,000 and $9,000,000, respectively.

PROMISSORY NOTE WITH LIBERTY MEDIA. On March 16, 2000, the Company paid Liberty Media $60,000,000 in the form of an unsecured promissory note in exchange for a 13.99% ownership interest in LSAT Astro LLC. The note bears interest at the 3 month LIBOR plus 2%. Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003, at which time all unpaid principal and interest is due. As of December 31, 2001, the unpaid principal balance on the note was $48,411,000 and accrued interest under this note was $886,000. Interest expense on the note for the year ended December 31, 2001 was $3,402,000.

LSAT LLC AND ASCENT TRANSACTIONS. On August 16, 2001, the Company entered into two separate purchase agreements with Liberty Media and certain of its subsidiaries and affiliates. Both agreements were amended in November 2001 and January 2002. One agreement provides for the Company's acquisition of certain subsidiaries of Liberty Media that hold an aggregate 89.41% ownership interest in Liberty Satellite, LLC ("LSAT LLC") in exchange for 25,298,379 shares of Series B Common Stock of the Company. The second purchase agreement provides for the Company's acquisition of 100% of the capital stock of Ascent Entertainment Group, Inc. from a subsidiary of Liberty Media in exchange for 8,701,621 shares of Series B Common Stock of the Company. Ascent's primary operating subsidiary is On Command, which provides in-room, on-demand video entertainment and information services to hotels, motels, and resorts, primarily in the United States. The foregoing transactions (the "LSAT LLC and Ascent Transactions") closed on April 1, 2002. As a result of the consummation of the LSAT LLC and Ascent Transactions, Liberty Media's common stock ownership in the Company increased to 84.1% and its voting power in the Company increased to 97.6%.

REGISTRATION RIGHTS AGREEMENT BETWEEN THE COMPANY AND LIBERTY MEDIA. The Company and Liberty Media are parties to a registration rights agreement, dated as of March 16, 2000, whereby Liberty Media and its affiliates have at any time, the right to request that the Company register under the Securities Act of 1933, as amended, (the "Securities Act") any and all of the shares of Series A Common Stock and Series B Common Stock (collectively, "LSAT Common Stock") or shares of the Company's capital stock that are convertible into shares of LSAT Common Stock, owned by them, subject to the terms and conditions thereunder. Liberty Media and its affiliates also have certain "piggy-back" registration rights, whereby anytime the Company proposes to register shares of the Company's capital stock under the Securities Act, Liberty Media and its affiliates have the right to include their shares of the Company's capital stock in such registration. In general, the Company will bear the expenses incurred in connection with the registration and distribution of shares of the Company common stock owned by Liberty Media and its affiliates. The Company and Liberty Media entered into an amendment to this registration rights agreement to include thereunder the shares of Series B Common Stock that Liberty Media and its affiliates acquired as a result of the consummation of the LSAT LLC and Ascent Transactions.

TRANSACTION BETWEEN THE COMPANY AND LSAT LLC. On May 9, 2001, the Company sold to LSAT LLC 100% of its beneficial interests in the Liberty PCS Trust representing rights with respect to 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock") and certain derivative financial instruments related to those shares in the form of an equity collar. The aggregate market value for the interests sold by the Company on the closing date was $287,267,000 and was paid by (i) delivery of two secured demand promissory notes in the aggregate principal amount of $224,226,000 and (ii) the assumption of $63,041,000 of indebtedness which the Company owed to the Trust pursuant to the a loan agreement (the "PCS Loan Agreement"). The PCS Loan Agreement is secured by LSAT LLC's interest in the Sprint PCS Stock and the Sprint PCS Stock equity collar. At December 31, 2001, outstanding borrowings under the PCS Loan Agreement were $97,503,000.

                                     III-12

TRANSACTION BETWEEN LSAT LLC AND LIBERTY DIGITAL. Effective September 29, 2000, LSAT LLC acquired a 1% managing common interest in a joint venture known as IB2 LLC, from a subsidiary of Liberty Digital for $652,000. Liberty Digital, a consolidated subsidiary of Liberty Media, retained a preferred interest (the "Preferred Interest") in IB2 LLC, which owns approximately 360,000 shares of the common stock of iBEAM Broadcasting Corp. ("iBEAM"). The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM stock on September 29, 2000) plus a return of 9%, compounded annually (the "Put Option"). LSAT LLC has the right to call the Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances, LSAT LLC can force Liberty Digital to exercise the Put Option prior to September 29, 2008.

         Changes in the fair market value of the Put Option subsequent to September 29, 2000 were recognized as unrealized gains and losses on financial instruments in the Company's consolidated statements of operations. During the year ended December 31, 2001, the Company recorded an unrealized gain of $3,241,000 related to the Put Option.

         During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company adjusted the carrying amount of the Put Option liability to $28,488,000. Such amount represents the Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually.

SKY LATIN AMERICA FUNDING PAYMENTS. Under the terms of the partnership and other agreements with third parties relating to the entities comprised by the Company's various 10% investees that operate satellite television systems in Latin America ("Sky Latin America"), LSAT LLC has certain funding obligations to such entities. Prior to July 1, 2001, these funding obligations of LSAT LLC were fulfilled through pro rata capital contributions from the Company and Liberty Media in accordance with the operating agreement of LSAT LLC. From and after July 1, 2001, Liberty Media and the Company funded their pro rata share of LSAT LLC's obligations to the Sky Latin America entities with loans rather than capital contributions. As of December 31, 2001, Liberty Media has advanced $18,552,000 to fund its share of the capital calls to the Sky Latin America entities. The loan from Liberty Media bears interest at 8% per annum and has no specified repayment date. Interest expense on the loan for the year ended December 31, 2001 was $285,000. All of such interest expense was accrued and unpaid at December 31, 2001. Concurrently with the closing of the LSAT LLC and Ascent Transactions, Liberty Media contributed to the Company, as part of those transactions and for no additional consideration, promissory notes issued by subsidiaries of Liberty Media, with an aggregate principal balance of $18,552,000.

EXECUTIVE OFFICER LOANS. Messrs. Carroll and Sophinos, executive officers of the Company, received loans in the principal amounts of $136,000 and $135,000, respectively, to be used solely for the purpose of satisfying tax liabilities related to the lapse of restrictions on shares of common stock awarded under the Company's 1996 Stock Incentive Plan. Through December 31, 2001, the loans accrued interest at an annual rate of 6.41%. Each of the loans originally provided for principal and interest to be payable upon the occurrence of certain events and in no event later than December 1, 2001. Subsequent to December 31, 2001, the Company agreed to extend the maturity dates of the loans to December 31, 2003, and lower the annual interest rates of the loans to 4% per annum. Consistent with the terms of the original loans, interest payments may be deferred by the borrowers until maturity. Each loan is secured in each case by 2,500 shares of Series A Common Stock and are otherwise nonrecourse to the borrowers. As of December 31, 2001, the balances outstanding on the loans to Messrs. Carroll and Sophinos, including accrued interest, were $150,000 and $148,000 respectively. Effective April 27, 2001, Mr. Sophinos became the President of On Command. Since that date, On Command has been responsible for 100% of Mr. Sophinos' compensation.

                                     III-13

EXPENSE ALLOCATIONS FROM LIBERTY MEDIA. Liberty Media allocates rent, salaries, benefits and certain other general and administrative expenses to the Company. In addition, the Company reimburses Liberty Media for certain expenses paid by Liberty Media on behalf of the Company. Although there is no written agreement with Liberty Media for these services, the Company believes the allocated and reimbursed amounts to be reasonable. Amounts owed to Liberty Media pursuant to this arrangement ($53,000 at December 31, 2001) are non-interest bearing and are generally paid on a monthly basis. The aggregate amount allocated and reimbursed pursuant to this arrangement was $695,000 and $470,000 during 2001 and 2000, respectively. Such amounts include $211,000 and $200,000, respectively, representing the allocated compensation of Mr. Vogel, the Company's former CEO.

EXPENSE ALLOCATIONS TO ON COMMAND. During the second quarter of 2001, three of the Company's employees (two of which were officers of the Company) began performing duties for On Command. Accordingly, during 2001, the Company allocated portions of the salaries and related benefits of such employees and certain other administrative costs to On Command. Effective January 1, 2002, On Command began paying 100% of the compensation of such employees. The aggregate amount allocated to On Command during 2001 was $408,000 and such amount is reflected as a reduction of selling, general and administrative expenses in the Company's consolidated statement of operations.

TAX LIABILITY ALLOCATION AND INDEMNIFICATION AGREEMENT BETWEEN LIBERTY MEDIA AND THE COMPANY. In connection with the LSAT LLC and Ascent Transactions, the Company and Liberty Media entered into a Tax Liability Allocation and Indemnification Agreement whereby the Company will be obligated to make a cash payment to Liberty Media in each year that the Company (taken together with any of its subsidiaries) has taxable income. The amount of the payment will be equal to the amount of the taxable income of the Company and its subsidiaries (determined as if the Company and its subsidiaries filed a separate return) multiplied by the highest applicable corporate tax rate. In the event that (1) the Company and its subsidiaries, when treated as a separate group, has a net operating loss or deduction or is entitled to a tax credit for a particular year; and (2) Liberty Media is able to use such loss, deduction or credit to reduce its tax liability, the Company will be entitled to a credit against current and future payments to Liberty Media under the agreement. If the Company disaffiliates itself with Liberty Media and the members of Liberty Media's affiliated group prior to the time that the Company is able to use such credit, the Company will be entitled to a payment from Liberty Media at the earlier of the time that (1) the Company and its subsidiaries show they could have used the net operating loss or net tax credit to reduce their own separately computed tax liability or (2) the voting power of the stock of the Company held by Liberty Media and the members of its affiliated group drops below 20%.

         In addition, under the proposed Tax Liability Allocation and Indemnification Agreement, the Company will have the opportunity to participate in the defense of claims of the Internal Revenue Service that might affect its liability under the agreement, and to participate in tax refunds paid to Liberty Media where such refunds are due in part to the Company's operations.

TRANSACTION BETWEEN LIBERTY MEDIA AND CARL E. VOGEL. In September 2000, Carl E. Vogel, who was the Company's chief executive officer and president until his resignation on October 8, 2001, purchased a 1.83% common stock interest in a subsidiary of Liberty Media for $400,000. Such subsidiary owns an indirect interest in LSAT, LLC, an entity in which the Company owns a 10.59% interest. Liberty Media and Mr. Vogel entered into a shareholders agreement in which Mr. Vogel could require Liberty Media to purchase, after five years, all or part of his common stock interest in the subsidiary, in exchange for Liberty Media common stock, at its then fair value. In addition, Liberty Media had the right to purchase, in exchange for Liberty Media common stock, Mr. Vogel's common stock interest for fair market value at any time. On October 10, 2001, Liberty Media purchased Mr. Vogel's 1.83% common stock interest in the subsidiary for $425,324 in cash, which represents a return of approximately 6.0%.

                                     III-14

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                   PAGE NO.
                                                                                                   --------
(a)(1) FINANCIAL STATEMENTS

Included in Part II of this Report:

         Independent Auditors' Report                                                               II-13
         Consolidated Balance Sheets,
            December 31, 2001 and 2000                                                              II-14
         Consolidated Statements of Operations,
            Years ended December 31, 2001, 2000, and 1999                                           II-16
         Consolidated Statements of Comprehensive Income (Loss)
            Years ended December 31, 2001, 2000 and 1999                                            II-17
         Consolidated Statements of Stockholders' Equity (Deficit),
            Years ended December 31, 2001, 2000 and 1999                                            II-18
         Consolidated Statements of Cash Flows,
            Years ended December 31, 2001, 2000 and 1999                                            II-20
         Notes to Consolidated Financial Statements,
            December 31, 2001, 2000 and 1999                                                        II-21

(a)(2) FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this Report:

   (ii)    Separate Financial Statements for ASTROLINK International LLC:

         CONSOLIDATED FINANCIAL STATEMENTS

           Independent Auditors' Report                                                             IV-6

           Consolidated Balance Sheets                                                              IV-7

           Consolidated Statements of Operations                                                    IV-8

           Consolidated Statements of Members' Equity                                               IV-9

           Consolidated Statements of Cash Flows                                                    IV-10

          Notes to Consolidated Financial Statements                                                IV-11

(a)(3) EXHIBITS

         The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

2-Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

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

         2.4 Contribution and Exchange Agreement among TCI Satellite Entertainment, Inc., Liberty LSAT, Inc. and Liberty LSAT II, Inc. dated as of March 16, 2000. (b)

         2.5 Contribution Agreement by and among Liberty Media Corporation, Liberty Media International, Inc., LSAT Holdings, Inc., TCI Satellite Entertainment, Inc., TSAT Holding 1, Inc., each of the Liberty Members signatory hereto, Liberty Satellite, LLC, and LSAT Astro, LLC dated March 16, 2000. (b)

         2.6 Operating Agreement of Liberty Satellite, LLC dated March 16, 2000.
             (b)

         2.7 Amended and Restated Operating Agreement of LSAT Astro LLC dated March 16, 2000. (b)

3-Articles of Incorporation and Bylaws:

         3.1 Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 0-21317).

         3.2 Amended and Restated Bylaws of the Company. (d)

         3.3 Certificate of Designations, Series A Preferred Stock. (b)

         3.4 Certificate of Designations, Series B Preferred Stock. (b)

4-Instruments Defining the Rights of Security Holders:

         4.1 Specimen certificate representing shares of Series A Common Stock of the Company. (d)

         4.2 Specimen certificate representing shares of Series B Common Stock of the Company. (d)

10-Material Contracts

        10.1 Amended and Restated Liberty Satellite & Technology, Inc. 1996 Stock Incentive Plan. (d)

        10.2 Qualified Employee Stock Purchase Plan of the Company. (c)

        10.3 Indemnification Agreement dated December 4, 1996, by and between TCI and Gary S. Howard. (e)

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

        10.5 Option Agreement, dated as of December 4, 1996, by and between the Company and Larry E, Romrell. (c)

        10.6 Option Agreement, dated as of December 4, 1996, by and between the Company and David P. Beddow. (c)

        10.7 Share Purchase Agreement dated as of December 4, 1996, between TCI and the Company. (c)

        10.8 Option Agreement dated as of December 4, 1996, between TCI and the Company. (c)

        10.9 TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Plan.
             (e)

       10.10 Asset Purchase Agreement by and among Hughes Electronics Corporation, PRIMESTAR, Inc., PRIMESTAR Partners L.P., Tempo Satellite, Inc. and the Stockholders of PRIMESTAR listed herein, dates as of January 22, 1999. (f)

       10.11 Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR Partners L.P., PRIMESTAR MDU, Inc., the Stockholders of PRIMESTAR, Inc. listed herein and Hughes Electronics Corporation dated as of January 22, 1999. (f)

       10.12 PRIMESTAR Payment Agreement dated as of January 22, 1999 among TCI Satellite Entertainment, Inc., PRIMESTAR, Inc., the Funding Parties and Paragon Communications. (g)

       10.13 Promissory Note, dated March 16, 2000, between TCI Satellite Entertainment, Inc. (now known as Liberty Satellite & Technology, Inc.) and Liberty Media Corporation. (h)

       10.14 Amended and Restated Loan Agreement by and between Liberty PCS Trust and DLJ Cayman Islands, LCD dated November 3, 2000. (a)

       10.15 Purchase Agreement by and among LSAT, Liberty AEG, Inc. and Liberty Media dated August 16, 2001. (j)

       10.16 First Amendment to the Purchase Agreement by and among LSAT, Liberty AEG, Inc. and Liberty Media dated November 30, 2001. (j)

       10.17 Second Amendment to the Purchase Agreement by and among LSAT, Liberty AEG, Inc. and Liberty Media dated February 7, 2002. (j)

       10.18 LSAT LLC Purchase Agreement by and among LMC/LSAT Holdings, Inc., Liberty Brazil DTH Inc., Liberty Mexico DTH Inc., Liberty Multicountry DTH, Inc., Liberty International DTH, Inc., Liberty Latin Partners, Inc., LSAT and Liberty Media dated August 16, 2001. (j)

       10.19 First Amendment to the LSAT LLC Purchase Agreement by and among LMC/LSAT Holdings, Inc., Liberty Brazil DTH Inc., Liberty Mexico DTH Inc., Liberty Multicountry DTH, Inc., Liberty International DTH, Inc., Liberty Latin Partners, Inc., LSAT and Liberty Media dated November 20, 2001. (j)

       10.20 Second Amendment to the LSAT LLC Purchase Agreement by and among LMC/LSAT Holdings, Inc., Liberty Brazil DTH Inc., Liberty Mexico DTH Inc., Liberty Multicountry DTH, Inc., Liberty International DTH, Inc., Liberty Latin Partners, Inc., LSAT and Liberty Media dated February 7, 2002. (j)

          21 Subsidiaries of the Registrant. (a)

        23.1 Consent of KPMG LLP. (a)

        23.2 Consent of KPMG LLP. (a)

        -------------------------------------
         (a)  Filed herewith.
         (b) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-21317).
         (c) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-21317).
         (d) Incorporated by reference to the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission ("SEC") on November 15, 1996 (Registration No. 0-21317).
         (e) Incorporated by reference to PRIMESTAR, Inc.'s Registration Statement on Form S-4 filed with the SEC on February 9, 1998 (Registration No. 333-45835).
         (f) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 1, 1999.
         (g) Incorporated by reference to Phoenixstar, Inc.'s Current Report on Form 8-K, dated May 13, 1999.
         (h) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
         (j) Incorporated by reference to the Company's definitive proxy materials filed with the SEC on February 11, 2002.

(b) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 2001:

                                                    Financial
Date of                     Item                    statements
report                      filed                   filed
------                      -----                   -----
December 19, 2001           Items 5 and 7           Financial statements of ASTROLINK
                                                    International LLC for the year ended
                                                    December 31, 2000.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Members
ASTROLINK International LLC:


We have audited the accompanying consolidated balance sheets of ASTROLINK International LLC and subsidiaries (a development stage limited liability company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, members' equity, and cash flows for the period from January 1, 1999 through April 21, 1999 (Predecessor period), the period from April 22, 1999 (date of inception) through December 31, 1999, each of the years ended December 31, 2000 and 2001, and for the period from April 22, 1999 (date of inception) through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in note 3 to the consolidated financial statements, during October 2001 certain of the Company's Members announced that they would not provide additional funding beyond those amounts previously committed. Subsequent to that date, one of the Company's Members, assisted by management of the Company, began negotiations with the other Members to reconstitute the Company.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASTROLINK International LLC and subsidiaries (a development stage limited liability company) as of December 31, 2000 and 2001 and the results of their operations and their cash flows for the period from January 1, 1999 through April 21, 1999 (Predecessor period), the period from April 22, 1999 (date of inception) through December 31, 1999, each of the years ended December 31, 2000 and 2001, and the period from April 22, 1999 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 11 to the consolidated financial statements, to date the Company has not generated any revenue and is dependent upon additional equity and/or debt financing to complete construction and launch of its intended satellite system, which raises substantial doubt about its ability to continue as a going concern. The Company's plans with respect to these matters is also described in note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       KPMG LLP

McLean, Virginia
March 29, 2002

                           ASTROLINK INTERNATIONAL LLC
                 (A Development Stage Limited Liability Company)
                           Consolidated Balance Sheets
                           December 31, 2000 and 2001

                                                                              2000                     2001
                                                                          ---------------       ---------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                            $    45,214,669             5,774,057
     Restricted cash                                                                   --             7,243,206
     Prepaid and other current assets                                             261,821             8,668,636
                                                                          ---------------       ---------------
                 Total current assets                                          45,476,490            21,685,899
Valued added tax receivable                                                     7,627,052             7,649,537
System under construction, net                                                792,097,278           478,429,567
Property and equipment, net of accumulated depreciation and
     amortization of $847,720 and $4,600,605 in 2000 and 2001,
     respectively                                                               2,157,143            46,716,019
Intangible assets                                                              17,721,000            17,721,000
                                                                          ---------------       ---------------
                                                                          $   865,078,963           572,202,022
                                                                          ===============       ===============

                         LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
     Accounts payable                                                     $       715,870             6,669,137
     Accounts payable to members                                               23,155,000            41,693,433
     Accrued contract termination liabilities                                          --            46,653,000
     Accrued contract termination liabilities to members                               --           127,362,988
     Accrued expenses                                                           4,949,458            11,975,077
                                                                          ---------------       ---------------
                 Total current liabilities                                     28,820,328           234,353,635
Deferred rent                                                                     128,175               164,024
                                                                          ---------------       ---------------
                 Total liabilities                                             28,948,503           234,517,659
                                                                          ---------------       ---------------
Commitments and contingencies
Members' equity:
     Class A units - authorized 135,010,000 units; issued and
        outstanding at December 31, 2000 and 2001                           1,336,037,500         1,336,037,500
     Class B units - authorized 7,466,391 units; no units issued and
        outstanding                                                                    --                    --
     Subscriptions receivable                                                (465,710,000)                   --
     Deficit accumulated during development stage                             (34,197,040)         (998,353,137)
                                                                          ---------------       ---------------
                 Total members' equity                                        836,130,460           337,684,363
                                                                          ---------------       ---------------
                                                                          $   865,078,963           572,202,022
                                                                          ===============       ===============

See accompanying notes to consolidated financial statements

                           ASTROLINK INTERNATIONAL LLC
                 (A Development Stage Limited Liability Company)
                      Consolidated Statements of Operations

                                             PREDECESSOR      PERIOD FROM                                           PERIOD FROM
                                           --------------    APRIL 22, 1999                                        APRIL 22, 1999
                                            PERIOD FROM       (INCEPTION)                                           (INCEPTION)
                                             JANUARY 1,         THROUGH          YEAR ENDED        YEAR ENDED         THROUGH
                                            1999 THROUGH      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                           APRIL 21, 1999         1999              2000              2001              2001
                                           --------------    --------------    --------------    --------------    --------------
Revenues                                   $           --                --                --                --                --
Expenses:
  General and administrative                    2,659,773        11,697,771        31,431,521        65,929,746       109,059,038
  Write-down of system under construction              --                --                --       728,494,722       728,494,722
  Contract termination charges                         --                --                --       174,015,988       174,015,988
  Depreciation and amortization                        --           211,910           635,810         3,894,217         4,741,937
                                           --------------    --------------    --------------    --------------    --------------
      Total expenses                            2,659,773        11,909,681        32,067,331       972,334,673     1,016,311,685
                                           --------------    --------------    --------------    --------------    --------------
      Loss from operations                     (2,659,773)      (11,909,681)      (32,067,331)     (972,334,673)   (1,016,311,685)
Interest income                                        --         1,961,822         7,818,150         8,178,576        17,958,548
                                           --------------    --------------    --------------    --------------    --------------
      Net loss                             $   (2,659,773)       (9,947,859)      (24,249,181)     (964,156,097)     (998,353,137)
                                           ==============    ==============    ==============    ==============    ==============

See accompanying notes to consolidated financial statements.

                           ASTROLINK INTERNATIONAL LLC
                 (A Development Stage Limited Liability Company)
                   Consolidated Statements of Members' Equity

                                                                                               DEFICIT
                                                                                             ACCUMULATED
                                     CLASS A UNITS          CLASS B UNITS                      DURING             TOTAL
                               ---------------------------  -------------   SUBSCRIPTIONS    DEVELOPMENT         MEMBERS'
                                 UNITS          AMOUNT      UNITS  AMOUNT    RECEIVABLE         STAGE            EQUITY
                               ----------   --------------  -----  ------   -------------   --------------    ------------
PREDECESSOR:
Balance at January 1, 1998
  (unaudited)                          --   $           --    --   $   --             --                --              --
Contributions from Lockheed
  Martin (unaudited)                   --       11,025,513    --       --             --                --      11,025,513
Net loss (unaudited)                   --               --    --       --             --       (11,025,513)    (11,025,513)
                              -----------   --------------  ----   ------   ------------    --------------    ------------
Balance at January 1, 1999             --       11,025,513    --       --             --       (11,025,513)             --
Contributions from
  Lockheed Martin                      --        2,659,773    --       --             --                --       2,659,773
Net loss                               --               --    --       --             --        (2,659,773)     (2,659,773)
Balance at April 21, 1999              --               --    --       --             --                --              --
                              -----------   --------------  ----   ------   ------------    --------------    ------------
--------------------------------------------------------------------------------------------------------------------------

Balance at April 22, 1999
  (inception)                          --               --    --       --             --                --              --
Issuance of Class A Units
  (July 20, 1999)              92,000,000      920,000,000    --       --   (599,840,000)               --     320,160,000
Issuance of Class A Units
  (December 13, 1999)          43,010,000      430,100,000    --       --   (361,610,000)               --      68,490,000
Issuance costs of Class A
  Units                                --      (14,062,500)   --       --             --                --     (14,062,500)
Net loss                               --               --    --       --             --        (9,947,859)     (9,947,859)
                              -----------   --------------  ----   ------   ------------    --------------    ------------
Balance at December 31, 1999  135,010,000    1,336,037,500    --       --   (961,450,000)       (9,947,859)    364,639,641
Payments under
  subscriptions receivables            --               --    --       --    495,740,000                --     495,740,000
Net loss                               --               --    --       --             --       (24,249,181)    (24,249,181)
                              -----------   --------------  ----   ------   ------------    --------------    ------------
Balance at December 31, 2000  135,010,000    1,336,037,500    --       --   (465,710,000)      (34,197,040)    836,130,460
Payments under subscriptions
  receivables                          --               --    --       --    465,710,000                --     465,710,000
Net loss                               --               --    --       --             --      (964,156,097)   (964,156,097)
                              -----------   --------------  ----   ------   ------------    --------------    ------------
Balance at December 31, 2001  135,010,000   $1,336,037,500    --   $   --             --      (998,353,137)    337,684,363
                              ===========   ==============  ====   ======   ============    ==============    ============

See accompanying notes to consolidated financial statements.

                           ASTROLINK INTERNATIONAL LLC
                 (A Development Stage Limited Liability Company)
                      Consolidated Statements of Cash Flows

                                              PREDECESSOR
                                            --------------      PERIOD FROM                                          PERIOD FROM
                                                PERIOD        APRIL 22, 1999                                        APRIL 22, 1999
                                                 FROM           (INCEPTION)                                          (INCEPTION)
                                               JANUARY 1,         THROUGH        YEAR ENDED        YEAR ENDED          THROUGH
                                             1999 THROUGH       DECEMBER 31,     DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                            APRIL 21, 1999        1999               2000             2001               2001
                                            --------------    --------------    --------------    --------------    --------------
Cash flows from operating
  activities:
  Net loss                                  $   (2,659,773)       (9,947,859)      (24,249,181)     (964,156,097)     (998,353,137)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization                     --           211,910           635,810         3,894,217         4,741,937
      Loss on disposal of property
        and equipment                                   --                --                --           150,678           150,678
      Write-off of contributed assets                   --           225,000                --                --           225,000
      Write-down of system under
        construction                                    --                --                --       728,494,722       728,494,722
      Changes in assets and liabilities:
        Prepaid and other current assets                --          (706,998)          445,177        (8,406,815)       (8,668,636)
        Cash reserved for trust fund                    --                --                --        (7,243,206)       (7,243,206)
        Accounts payable and accrued
          liabilities                                   --         3,289,114         2,504,389       187,030,723       192,824,226
                                            --------------    --------------    --------------    --------------    --------------
          Net cash used in operating
            activities                          (2,659,773)       (6,928,833)      (20,663,805)      (60,235,778)      (87,828,416)
                                            --------------    --------------    --------------    --------------    --------------
Cash flows from investing activities:
  Valued added tax receivable                           --        (2,948,800)       (4,678,252)          (22,485)       (7,649,537)
  Purchases of property and equipment                   --          (290,107)         (660,756)      (48,603,771)      (49,554,634)
  Additions to system under construction                --      (320,800,000)     (448,142,278)     (396,288,578)   (1,165,230,856)
                                            --------------    --------------    --------------    --------------    --------------
          Net cash used in investing
            activities                                  --      (324,038,907)     (453,481,286)     (444,914,834)   (1,222,435,027)
                                            --------------    --------------    --------------    --------------    --------------
Cash flows from financing activities:
  Cash contribution from Lockheed Martin         2,659,773                --                --                --                --
  Proceeds from the issuance of
    Class A units                                       --       368,650,000       495,740,000       465,710,000     1,330,100,000
  Unit issuance costs                                   --        (8,750,000)       (5,312,500)               --       (14,062,500)
                                            --------------    --------------    --------------    --------------    --------------
          Net cash provided by financing
            activities                           2,659,773       359,900,000       490,427,500       465,710,000     1,316,037,500
                                            --------------    --------------    --------------    --------------    --------------
          Net increase (decrease) in cash
            and cash equivalents                        --        28,932,260        16,282,409       (39,440,612)        5,774,057
Cash and cash equivalents, beginning
  of period                                             --                --        28,932,260        45,214,669                --
                                            --------------    --------------    --------------    --------------    --------------
Cash and cash equivalents, end of period    $           --        28,932,260        45,214,669         5,774,057         5,774,057
                                            ==============    ==============    ==============    ==============    ==============
Supplemental disclosure of noncash
  investing activities:
    Contribution of assets by member        $           --        20,000,000                --                --                --

See accompanying notes to consolidated financial statements.

                           ASTROLINK INTERNATIONAL LLC

                 (A Development Stage Limited Liability Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001


(1)  NATURE OF BUSINESS

     ASTROLINK International LLC (the Company) was formed on April 22, 1999 in the State of Delaware as a Limited Liability Company for the purpose of engaging in one or more telecommunications businesses and all incidental activities. The Company was formed by Lockheed Martin Global Telecommunication, Inc. (LMGT) (a wholly owned subsidiary of Lockheed Martin Corporation (LMC)). The Company's initial members were LMGT, TRW Inc. (TRW), and Telespazio, S.p.A. through Telespazio Luxembourg, S.A. (Telespazio). Liberty Media Group, through LSAT Astro LLC (LMG), became a Member in December 1999. The Company was originally formed to establish and operate a worldwide, digital, Ka-band telecommunications system consisting initially of four geosynchronous satellites and a space and ground control system to provide worldwide multimedia interactive broadband telecommunications services (the original ASTROLINK System(TM)).

     During 2001, certain of the Company's investors indicated that they would not provide additional funding to the Company beyond those amounts previously subscribed for. One of the Company's investors has proposed a reconstitution of the Company, whereby a business plan would be developed and pursued that would provide for the modification of the original ASTROLINK System to a system consisting of two geosynchronous satellites covering the Americas and European markets. See note 3.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of ASTROLINK International LLC and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

          Prior to formation on April 22, 1999, the Company operated as a division of LMGT during the year ended December 31, 1998 and the period from January 1, 1999 through April 21, 1999. These periods are referred to as "Predecessor" in the accompanying consolidated financial statements.

     (b)  DEVELOPMENT STAGE ENTERPRISE

          The Company's consolidated financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES.

     (c)  CASH AND CASH EQUIVALENTS

          The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2000 and 2001 primarily consist of investments in U.S. government obligations and bank deposits, and amounted to approximately $42,189,000 and $1,266,000, respectively. These investments are stated at amortized

                           ASTROLINK INTERNATIONAL LLC

                 (A Development Stage Limited Liability Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001

          cost, which approximated the fair value due to the highly liquid nature and short maturities of the underlying securities.

     (d)  RESTRICTED CASH

          During 2001, the Company established a trust fund to pay severance to terminated employees in accordance with the Company's severance pay plans, as approved by the Company's Board of Directors. Restricted cash in such trust fund at December 31, 2001 amounted to $7,243,206.

     (e)  FURNITURE AND EQUIPMENT

          Property and equipment, including equipment with an original cost of $2,054,000 contributed by LMC and LMGT in July 1999, are carried at historical cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

               Furniture and fixtures                       5 years
               Machinery, equipment, and computer
                 hardware and software                      3 years
               Leasehold improvements                       Shorter of estimated life or remaining term

     (f)  SYSTEM UNDER CONSTRUCTION

          The Company has been in the process of designing and developing its broadband telecommunications service via a Ka-band satellite telecommunications system, and performing services as an overall system integrator, owner and operator of that satellite telecommunication system to be known as the ASTROLINK System. System under construction includes all costs incurred related to the construction of the space and ground components of the ASTROLINK System. Depreciation expense will be recognized on a satellite-by-satellite basis as the satellites are placed into service following delivery of each satellite to its mission orbit. Depreciation expense related to the ground components will commence with the placement into service of such components. To date, no satellites have been constructed and launched, nor have the ground components been completed.

     (g)  INTANGIBLE ASSETS

          Intangible assets represent the contracts, agreements, and licenses related to the space component of the ASTROLINK System which were contributed by LMGT in partial consideration for its Class A units. These intangible assets will be amortized on a straight-line basis over seven years, commencing with the placement of the satellites into service.

     (h)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          OF

          The Company accounts for long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires

                           ASTROLINK INTERNATIONAL LLC

                 (A Development Stage Limited Liability Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001

          that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (i)  INCOME TAXES

          As a limited liability company, the Company is not subject to U.S. federal income taxes directly. Rather, each holder of Class A Units of the Company (each Member) is subject to U.S. federal income taxation based on its ratable portion of the Company's income or loss.
          Certain of the Company's subsidiaries are subject to tax in various jurisdictions, however the taxable losses for these entities have been insignificant through December 31, 2001.

     (j)  UNIT-BASED COMPENSATION

          The Company accounts for employee unit-based compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations including FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB No. 25, and complies with the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company's options granted are for units to acquire non-voting Class B units and are convertible into any class of securities that become registered during an initial public offering. The Company accounts for its option plan using variable plan accounting applicable to junior option plans. Under APB Opinion No. 25, compensation expense for variable plan accounting applicable to junior option plans is based upon the difference, if any, between the exercise price and the fair value of the Company's units at the end of the reporting period when it becomes probable that the conversion of the non-voting units to the voting units will occur. As the Company believes the fair value of its units has been equal to the exercise prices of all unit options at the date of grant, no compensation expense has been recognized in the accompanying consolidated financial statements for the years ended December 31, 2000 and 2001.

     (k)  MANAGEMENT ESTIMATES

          The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, including the recoverability of the system under construction and the amounts of contract termination liabilities, at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                           ASTROLINK INTERNATIONAL LLC

                 (A Development Stage Limited Liability Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001

     (l)  OTHER COMPREHENSIVE INCOME (LOSS)

          In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. The Company has no material amounts associated with the components of other comprehensive income (loss) in the accompanying consolidated financial statements.

     (m)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company has reviewed its contracts and has determined that it has no stand alone derivative instruments and does not engage in hedging activities. Accordingly, the adoption of SFAS No. 133 and SFAS No. 138 had no impact on the Company's consolidated financial statements.

     (n)  UNAUDITED FINANCIAL INFORMATION

          The accompanying consolidated statement of member's equity for the year ended December 31, 1998 is unaudited, and in the opinion of management, reflects all adjustments necessary for a fair presentation of such information.

(3)  BUSINESS DEVELOPMENTS AND PROPOSED RECONSTITUTION OF THE COMPANY

     (a) CESSATION OF FURTHER FUNDING FROM MEMBERS, CONTRACT TERMINATIONS AND RELATED ACTIONS

          On October 25, 2001, LMGT advised the Company and publicly stated that it would not provide additional funding to the Company beyond those amounts previously subscribed for. Subsequent to that date, TRW made a similar announcement.

          As a result of these announcements, the Company terminated substantially all of its major procurement contracts for the original ASTROLINK System, including those with Members or Member-affiliates (see notes 5 and 10). The Company terminated these contracts "for convenience", which is permitted by the terms of the contracts.
          Also, in accordance with the terms of those contracts, the parties are to determine payments due, if any, in connection with the termination, which amounts are subject to review and, in some cases, negotiation by the parties before final settlement. As of December 31, 2001, based on termination claims received from the various contractors, Company estimates, and the terms of each contract, the Company has accrued approximately $174,015,988 to recognize the estimated termination liability for these contracts.
          Of that amount, approximately $127,362,988 relates to contracts with Members or Member-affiliates. The Company is in the early stages of negotiations with each vendor regarding these claims.

                           ASTROLINK INTERNATIONAL LLC

                 (A Development Stage Limited Liability Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001

          On March 6, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association to initiate arbitration under the provisions of one of its procurement contracts with an affiliate of a Member. The Demand for Arbitration results from a dispute as to the Company's rights resulting from the termination of the contract by the Company in November 2001.

          On December 17, 2001, the Company's Board of Directors finalized plans to terminate 99 of the Company's employees, effective December 31, 2001, representing approximately 77% of the Company's worldwide workforce. Through December 31, 2001, the Company had made severance payments of approximately $2,446,000 to these employees. In addition, the Company finalized plans to terminate the remaining 29 employees in 2002. In December 2001, the Company established a trust fund to pay severance to terminated employees in accordance with the Company's severance pay plans, as approved by the Company's Board of Directors. Restricted cash in such trust fund at December 31, 2001 amounted to $7,243,206. As of December 31, 2001, the Company accrued approximately $7,934,000 for severance payments to terminated employees, including the amounts in the trust fund. These costs are included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2001.

     (b)  PROPOSED RECONSTITUTION OF THE COMPANY

          One of the Members (Member X) has been in formal negotiations with management of the Company and each of the other Members of the Company to reach an agreement to provide for the reconstitution of the Company's operations on a reduced scale. Under this proposal, a successor entity to the Company formed in connection with the reconstitution (the Successor) would pursue a business plan that would provide for the construction of an initial system consisting of two satellites, which would provide services to the Americas and European regions of the world. Under the terms of the proposed agreement, Member X, or an affiliate of Member X, would acquire substantially all of the assets, including the contractual rights of the Company, to the extent related to the two satellites that would form the basis for the reduced-scale operating plan of the Successor. It is currently expected that the agreement will also include the following terms, among others:

          o All procurement contracts with the other Members or Member-affiliates will be terminated or renegotiated on terms satisfactory to Member X and the Company, and the other parties to each of such procurement contracts, and the Company and each vendor will execute a full mutual release of all liabilities under each of such procurement contracts, including performance-related obligations, termination liabilities, past due amounts, late fees, penalties and interest.

          o The other Members and their affiliates will agree to transfer title, free of any liens or encumbrances, and, concurrently, risk of loss, to the Successor of substantially all work-in-progress, assets, parts inventory, supplies, intellectual property, and other deliverables pursuant to the procurement contracts, to the extent related to the two satellites, and agree to store such items for up to 18 months at no charge to the Successor, subject to permitting certain subcontractors under such procurement contracts to retain some inventory that is not deemed to be material to the Successor with respect to the proposed reduced-scale operation of the business. This will be in full settlement of all disputes and/or proceedings with respect to such deliverables.

                             ASTROLINK INTERNATIONAL LLC

                 (A Development Stage Limited Liability Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001

          Although there can be no assurances that Member X will be able to reach definitive agreements with the other Members in accordance with the proposed reconstitution plan or a similar plan, management of the Company and Member X currently believe that reaching the agreements discussed above is the most reasonably likely scenario to be pursued among the several alternatives associated with the Company's future plans. See also 3(d), below.

          It is anticipated that the proposed reconstitution would resolve finally all disputes among the Members and between certain Members and the Company with respect to various matters, including claimed contract termination liabilities and the disposition or ownership of inventory and work-in-progress under the terminated procurement contracts.

          If no definitive agreements are reached among the Members and the Company for a reconstitution of the Company, whether under the currently proposed plan or another plan, the Company will be required to further evaluate its alternatives with respect to its future plans. In this event, it is anticipated that there could be various potential outcomes, including, but not limited to, liquidation of the Company, and ultimate dissolution of it and its subsidiaries. Such scenarios could result in additional substantial write-offs of the Company's assets.


     (c)  WRITE-DOWN RELATING TO SYSTEM UNDER CONSTRUCTION ASSET

          As a result of the Company's current reduced-scale operating plan, it has written down all capitalized costs except those costs necessary to support the new plan. Charges relating to these costs were approximately $728,495,000 for the year ended December 31, 2001.

          In accordance with SFAS No. 121, the Company also assessed whether the costs incurred and capitalized associated with the reduced-scale operating plan had been impaired. Based on the Company's projected undiscounted cash flows from this plan, and after considering the estimated costs to complete construction and launch of the reduced-scale system as well as the risk of availability of adequate additional financing, management does not believe that the costs incurred and capitalized associated with the reduced-scale system have been impaired.

     (d) RISKS AND UNCERTAINTIES RELATING TO THE RECONSTITUTION AND THE REDUCED-SCALE OPERATING PLAN

          The completion of the reconstitution is subject to numerous conditions, including negotiation and execution of definitive agreements, adequate financing, and receipt of governmental approvals which involve substantial risks and uncertainties. In addition, the Company's development effort relating to the reduced-scale operating plan involves substantial risks and uncertainties. Future operating results will be subject to significant business, economic, regulatory, technological, and competitive uncertainties and contingencies, including the ability to obtain and maintain the necessary licenses and other approvals to operate the network and provide services. These factors individually or in the aggregate could have an adverse effect on the Company's financial condition and future operating results. In addition, the Company will require substantial additional financing before construction is completed, see note 11. Failure to obtain the required long-term financing will prevent the Company from realizing its objective of operating its Ka-band telecommunications system. There can be no assurance that the Company will be successful in its efforts to reconstitute the development, construction and implementation of the reduced-scale operating plan, or that it will be able to obtain the necessary financing to complete and operate the system even if the reconstitution plan, as described above, is implemented.

(4)  MEMBERS' EQUITY

     On July 20, 1999, LMGT purchased 42,000,000 Class A units for an aggregate purchase price of $420,000,000. During 1999, 2000 and 2001, LMGT paid all amounts in accordance with this commitment.

     Also on July 20, 1999, TRW and Telespazio each purchased 25,000,000 Class A units for a purchase price of $250,000,000. TRW subscribed to purchase an additional 510,000 Class A units on December 13,

                           ASTROLINK INTERNATIONAL LLC

                 (A Development Stage Limited Liability Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001


     1999, for a purchase price of $5,100,000. During 1999, 2000 and 2001, TRW and Telespazio each paid all amounts of their respective commitments.

     On December 31, 1999, LMG purchased 42,500,000 Class A units for an aggregate purchase price of $425,000,000. In 1999, 2000 and 2001, LMG paid all amounts in accordance with this commitment.

(5)  TRANSACTIONS AND COMMITMENTS WITH MEMBERS

     (a)  SATELLITE PURCHASE AND LAUNCH SERVICES CONTRACTS WITH MEMBERS

          During 1999, 2000, and 2001, the Company entered into a series of contracts with a Member and certain of its affiliates for the procurement of four satellites, launch services, and a satellite control facility with related services, training and documentation. The total original aggregate commitment under the agreements was approximately $1,826,235,000, before considering the terminations discussed in note 3. The amounts under the contracts were due partly in monthly payments and partly upon the completion of certain milestones. During the period from April 22, 1999 through December 31, 1999, and the years ended December 31, 2000 and 2001, the Company paid approximately $264,800,000, $348,521,000 and $300,942,000, respectively, to the Member under the terms of these contracts. At December 31, 2000 and 2001, $21,370,000 and $26,771,000 was payable to the Member under the original terms of these contracts.

     (b) GROUND SEGMENT AND TELEMETRY, TRACKING AND COMMAND PRODUCTS, AND SERVICES CONTRACTS

          On April 29, 1999, the Company entered into two contracts with a Member for obtaining certain satellite ground segment and telemetry, tracking and command products, and services. The total original aggregate commitment under these contracts, as amended, was approximately $511,500,000, before considering the terminations discussed in note 3. This amount was due upon the completion of certain milestones. During the period from April 22, 1999 through December 31, 1999, and the years ended December 31, 2000 and 2001, the Company paid approximately $51,300,000, $81,400,000 and $135,242,000, respectively, to the Member under the terms of the contracts. At December 31, 2000 and 2001, approximately $375,000 and $13,001,000 was payable to the Member.

     (c)  OPERATIONS AND MAINTENANCE CONTRACTS

          On July 27, 2001, the Company entered into two contracts with a Member for obtaining certain operations and maintenance services for the ASTROLINK System for 15 years. Amounts due under these contracts are billed on a time and materials basis. During the year ended December 31, 2001, the Company paid approximately $1,315,000 to the Member under the terms of the contracts. At December 31, 2001, approximately $776,000 was payable to the Member.

     (d)  SATELLITE APPLICATIONS INTERFACE CONTRACTS

          During 1999 and 2000, the Company entered into contracts with a Member for obtaining a satellite applications interface and payload emulators. The total original commitment under the agreements

                           ASTROLINK INTERNATIONAL LLC

                 (A Development Stage Limited Liability Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001

          was approximately $34,525,000 with an option to purchase up to $1,525,000 in additional support services, before considering the terminations discussed in note 3. The amounts were due upon the completion of certain milestones or the delivery of optional support services. During the period from April 22, 1999 through December 31, 1999, and the years ended December 31, 2000 and 2001, the Company paid approximately $4,700,000, $18,220,000 and $12,666,000, respectively, to the Member under the terms of the contracts. At December 31, 2000 and 2001, approximately $1,410,000 and $1,146,000 was payable to the Member under the original terms of the contracts.

(6)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2000 and 2001:

                                                        2000               2001
                                                    ------------       ------------
Computer hardware and software                      $    536,766            679,239
Furniture and fixtures                                 1,429,418          1,288,679
Machinery and equipment                                  432,159            418,894
Leasehold improvements                                   606,520          1,261,934
Satellite Equipment                                           --         47,667,878
                                                    ------------       ------------
                                                       3,004,863         51,316,624
Less accumulated depreciation and amortization          (847,720)        (4,600,605)
                                                    ------------       ------------
                                                    $  2,157,143         46,716,019
                                                    ============       ============

(7)  EMPLOYEE BENEFIT PLAN

     On July 20, 1999, the Company adopted a profit sharing and savings plan (the Plan) under Section 401(k) of the Internal Revenue Code. This Plan allows eligible employees to defer up to 20% of their annual compensation, subject to IRS rules and applicable limits to the Plan. During the period from April 22, 1999 through December 31, 1999, and the years ended December 31, 2000 and 2001, the Company contributed 4% of each employee's annual compensation to the Plan, which amounted to approximately $124,000, $345,000 and $555,000, respectively.

                           ASTROLINK INTERNATIONAL LLC

                 (A Development Stage Limited Liability Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001

(8)  LEASES

     The Company has noncancelable operating leases for office space and equipment that expire on various dates through 2006. The future minimum lease payments under these leases as of December 31, 2001 are as follows:

Year ending December 31,
2002                                      $1,595,415
2003                                       1,468,974
2004                                       1,482,400
2005                                         810,523
2006 and thereafter                        1,037,037
                                          ----------
                                          $6,394,349
                                          ==========

     Rent expense for the years ended December 31, 2000 and 2001 was approximately $1,545,000 and $1,656,000, respectively.

(9)  UNIT OPTIONS

     The Company has a unit option plan that provides for the granting of options to employees of the Company to purchase Class B units. The Class B units are non-voting and are convertible into any class of securities that become registered during an initial public offering. The options vest over a five-year period and expire ten years after the date of grant. As of December 31, 2001, the Company had reserved 8,512,704 units for issuance under the option plan.

                           ASTROLINK INTERNATIONAL LLC

                 (A Development Stage Limited Liability Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001


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

                                        CLASS B          PRICE
                                         UNITS          PER UNIT
                                       ----------       --------
     Balance at December 31, 1999              --       $   --
     Granted                            3,932,000           10.00
     Exercised                                 --           --
     Forfeited                           (419,000)          10.00
                                       ----------
     Balance at December 31, 2000       3,513,000       $   10.00
     Granted                            4,350,204           10.00
     Exercised                                 --           --
     Forfeited                           (641,000)          10.00
                                       ----------
     Balance at December 31, 2001       7,222,204       $   10.00
                                       ==========

     There were 239,100 and 754,700 options exercisable at December 31, 2000 and 2001, respectively. There were 1,290,500 units available for future grants as of December 31, 2001. The weighted average exercise price of unit options granted during the years ended December 31, 2000 and 2001 was $10. The weighted average remaining contractual life of the Company's unit options was approximately 9 years at December 31, 2001.

     Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee unit options under the fair value method. The weighted average fair value of unit options granted during 2000 and 2001 was $2.56 and $2.00, respectively, per share using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0%, volatility 0%, average risk free interest rate 4.51% - 6.01%, and expected life of five years. For purposes of the pro forma disclosures, the estimated fair value of the unit options is amortized to expense over the unit options' vesting period. Had compensation expense for the unit options granted to employees been determined based on the fair value of the related unit options at the grant dates in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 2000 and 2001 would have increased by the pro forma amount indicated below:

                                    2000              2001
                                ------------      ------------
     Net loss, as reported      $ 24,249,181      $ 964,156,097
     Net loss, pro forma          25,678,088        967,102,770

                           ASTROLINK INTERNATIONAL LLC

                 (A Development Stage Limited Liability Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001


(10) OTHER CONTRACTUAL COMMITMENTS AND RELATED TERMINATIONS

     During 2000 and 2001, the Company entered into contracts with third party contractors for the development and manufacture of end-user terminals and service provider gateway terminals. Amounts under the contracts were due upon the completion of certain milestones. As described in note 3, the Company terminated all of its construction and related contracts during 2001. During the years ended December 31, 2000 and 2001, the Company paid approximately $1,500,000 and $16,000,000, respectively, to the contractors under the terms of these contracts. At December 31, 2000 and 2001, approximately $1,000,000 and $4,675,000 was payable to the contractors under the original terms of these contracts. The Company has accrued an additional $46,653,000 related to the termination of these contracts.

     The Company is subject to a legal proceeding and claim relating to a software license agreement that arose in the ordinary course of its operations, which has not been finally adjudicated. The amount at issue in this proceeding is $1.2 million. Although there can be no assurance as to the ultimate disposition of this matter, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of this matter will not have a material adverse effect on the results of operations and the financial position of the Company.

(11) LIQUIDITY

     To date, the Company has devoted all of its efforts to developing, constructing and marketing the original ASTROLINK System. Through December 31, 2001, the Company has generated no revenue and has an accumulated deficit of approximately $1,021,000,000. The reduced-scale operating plan will require substantial additional financing to complete the construction and launch of the two satellites and to market and distribute the satellite-based services. Management's plans are to fund the remaining satellite construction and launch and operations with the additional sale of equity and/or debt securities through private and public sources (see note 3(b)). Currently, economic uncertainties exist regarding the successful acquisition of additional equity or debt financing and the attainment of positive cash flows from the Company's reduced-scale operating plan. These factors individually, or in the aggregate, could have an adverse effect on the Company's financial condition and future operating results and create an uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIBERTY SATELLITE & TECHNOLOGY, INC.

                                        By: /s/ Kenneth G. Carroll
                                            --------------------------
                                            Name: Kenneth G. Carroll
                                            Title:  Acting President

Dated April 3, 2002

         Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                                                    Title                                       Date
---------                                                    -----                                       ----
/s/ Gary S. Howard                    Chairman of the Board and Director                            April 3, 2002
-------------------
    Gary S. Howard

/s/ Alan M. Angelich                  Director                                                      April 3, 2002
---------------------
    Alan M. Angelich

/s/ Robert R. Bennett                 Director                                                      April 3, 2002
----------------------
    Robert R. Bennett

/s/ WILLIAM H. BERKMAN                Director                                                      April 3, 2002
-----------------------
    William H. Berkman

/s/ William R. Fitzgerald             Director                                                      April 3, 2002
--------------------------
    William R. Fitzgerald

/s/ John W. Goddard                   Director                                                      April 3, 2002
--------------------
    John W. Goddard

/s/ J. Curt Hockemeier                Director                                                      April 3, 2002
-----------------------
    J. Curt Hockemeier

/s/ Kenneth G. Carroll                Acting President,                                             April 3, 2002
-----------------------               Chief Financial Officer and Treasurer
    Kenneth G. Carroll                (Principal Financial Officer and Accounting Officer)