Form 10-Q
period 2002-03-31
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2002-05-13
CIK 1022222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____

Commission File Number:  0-21317

                      LIBERTY SATELLITE & TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

             State of Delaware                           84-1299995
--------------------------------------   ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

          12300 Liberty Boulevard
            Englewood, Colorado                           80112
--------------------------------------------   ----------------------------
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (720) 875-5400

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     The number of shares outstanding of Liberty Satellite & Technology, Inc.'s common stock as of April 30, 2002, was:

                  Series A common stock - 6,751,820 shares; and
                   Series B common stock - 34,771,764 shares.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                                March 31,    December 31,
                                                                                  2002           2001
                                                                              ------------   ------------
                                                                                  amounts in thousands
ASSETS
Current assets:
  Cash and cash equivalents                                                   $      7,296          9,686
  Restricted cash (note 6)                                                          13,770         18,360
  Receivables and prepaid expenses                                                     520          1,127
  Income tax receivable                                                              5,759             --
                                                                              ------------   ------------
       Total current assets                                                         27,345         29,173
                                                                              ------------   ------------

Investments in affiliates accounted for using the equity method (note 5)            10,656         12,158
Investments in available-for-sale securities and other cost
  investments, including securities pledged to creditors (note 6)                  579,823        570,723
Support equipment, net                                                                  21             23
                                                                              ------------   ------------

                                                                              $    617,845        612,077
                                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                       $      1,927          1,776
  Due to parent (note 2):
     Notes payable                                                                  73,536         18,552
     Accrued interest                                                                  848          1,171
     Other accrued expenses                                                            101             53

Loan facility (note 7)                                                             107,503             --
Income taxes payable                                                                   388            286
Securities lending agreement (note 6)                                               13,770         18,360
                                                                              ------------   ------------
       Total current liabilities                                                   198,073         40,198
                                                                              ------------   ------------

Note payable to parent (note 2)                                                         --         48,411
Loan facility  (note 7)                                                                 --         97,503
Put option liability due to related party (note 2)                                  29,115         28,488
                                                                              ------------   ------------
       Total liabilities                                                           227,188        214,600
                                                                              ------------   ------------

Minority interests in equity of consolidated subsidiaries                          181,316        194,385
Redeemable preferred stock                                                         211,329        202,386

Stockholders' Equity (Deficit):
  Preferred stock; authorized 5,000,000 shares; issued 300,000
    shares in 2002 and 2001                                                             --             --
  Series A common stock, $1 par value; authorized 18,500,000
    shares; issued 6,753,101 shares in 2002 and 2001                                 6,753          6,753
  Series B common stock, $1 par value; authorized 3,000,000
    shares; issued 771,828 shares in 2002 and 2001                                     772            772
  Additional paid-in capital                                                       955,353        964,251
  Accumulated other comprehensive income                                            13,054         13,164
  Accumulated deficit                                                             (977,595)      (983,909)
                                                                              ------------   ------------
                                                                                    (1,663)         1,031
  Series A common stock held in treasury, at cost (2,954 shares)                      (325)          (325)
                                                                              ------------   ------------
       Total stockholders' equity (deficit)                                         (1,988)           706
                                                                              ------------   ------------

Commitments and contingencies (note 8)
                                                                              $    617,845        612,077
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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                                  Three months ended
                                                                                       March 31,
                                                                              ---------------------------
                                                                                  2002          2001
                                                                              ------------   ------------
                                                                                 amounts in thousands,
                                                                                except per share amounts
Management fee revenue (note 2)                                               $        105            105

Operating costs and expenses:
  Selling, general and administrative                                                  870            596
  Allocations from parent (note 2)                                                     101            185
  Stock compensation                                                                    73             49
  Depreciation                                                                           2             34
                                                                              ------------   ------------
                                                                                     1,046            864
                                                                              ------------   ------------

     Operating loss                                                                   (941)          (759)

Other income (expense):
  Interest income                                                                      350            927
  Interest expense-parent (note 2)                                                    (992)        (1,070)
  Interest expense-other                                                              (465)          (621)
  Share of losses of affiliates (note 5)                                            (1,502)        (4,327)
  Unrealized gains (losses) on financial instruments, net (note 6)                  (7,316)         9,178
  Nontemporary declines in fair value of investments (note 6)                           --        (37,959)
                                                                              ------------   ------------
                                                                                    (9,925)       (33,872)
                                                                              ------------   ------------

     Loss before income taxes and minority interest                                (10,866)       (34,631)

Income tax benefit                                                                   5,616            314
Minority interest in loss of consolidated subsidiary                                11,564         31,172
                                                                              ------------   ------------

     Net earnings (loss)                                                             6,314         (3,145)

Accretion of redeemable preferred stock                                             (1,443)        (1,443)
Dividends on redeemable preferred stock                                             (7,500)        (7,500)
                                                                              ------------   ------------

     Net loss attributable to common stockholders                             $     (2,629)       (12,088)
                                                                              ============   ============

Basic and diluted loss per common share (note 3)                              $       (.35)         (1.65)
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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                                                   Three months ended
                                                                                        March 31,
                                                                              ---------------------------
                                                                                  2002           2001
                                                                              ------------   ------------
                                                                                  amounts in thousands
Net earnings (loss)                                                           $      6,314         (3,145)
                                                                              ------------   ------------

Other comprehensive income, net of tax
       Unrealized holding losses                                                      (110)          (424)
       Less reclassification adjustment for losses included in earnings                 --            952
                                                                              ------------   ------------

                Other comprehensive income (loss)                                     (110)           528
                                                                              ------------   ------------

                        Comprehensive income (loss)                           $      6,204         (2,617)
                                                                              ============   ============

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)

                        Three months ended March 31, 2002
                                   (unaudited)

                                                                               Accumulated
                                               Common Stock       Additional     other                                  Total
                                         -----------------------   paid-in    comprehensive  Accumulated  Treasury   stockholders'
                                          Series A     Series B    Capital       Income        Deficit      Stock   equity (deficit)
                                         ----------   ----------  ----------  -------------  ----------- ---------- ----------------
                                                                          amounts in thousands
Balance at January 1, 2002               $    6,753          772     964,251       13,164     (983,909)        (325)            706

  Net earnings                                   --           --          --           --        6,314           --           6,314
  Other comprehensive loss                       --           --          --         (110)          --           --            (110)
  Accretion and dividends on
    redeemable preferred stock                   --           --      (8,943)          --           --           --          (8,943)
  Recognition of stock compensation
    related to restricted stock awards,
    net of taxes                                 --           --          45           --           --           --              45
                                         ----------   ----------  ----------   ----------    ---------   ----------       ----------

Balance at March 31, 2002                $    6,753          772     955,353       13,054     (977,595)        (325)         (1,988)
                                         ==========   ==========  ==========   ==========    =========   ==========       ==========

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                   Three months ended
                                                                                        March 31,
                                                                              ---------------------------
                                                                                  2002           2001
                                                                              ------------   ------------
                                                                                  amounts in thousands
                                                                                      (see note 4)
Cash flows from operating activities:
  Net earnings (loss)                                                         $      6,314         (3,145)
  Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
     Stock compensation                                                                 73             49
     Share of losses of affiliates                                                   1,502          4,327
     Unrealized losses (gains) on financial instruments                              7,316         (9,178)
     Nontemporary declines in fair value of investments                                 --         37,959
     Minority interest in loss of consolidated subsidiary                          (11,564)       (31,172)
     Deferred tax expense (benefit)                                                     40           (346)
     Other noncash charges                                                               2             36
     Changes in operating assets and liabilities:
         Change in receivables and prepaid expenses                                 (5,645)           421
         Change in accruals and payables                                               (22)        (1,577)
                                                                              ------------   ------------

           Net cash used by operating activities                                    (1,984)        (2,626)
                                                                              ------------   ------------

Cash flows from investing activities:
  Investments in and advances to affiliates                                        (16,979)      (113,657)
  Other investing activities                                                            --            (10)
                                                                              ------------   ------------

           Net cash used by investing activities                                   (16,979)      (113,667)
                                                                              ------------   ------------

Cash flows from financing activities:
  Borrowings of debt                                                                10,000         17,000
  Repayments of note payable to parent                                                  --         (6,572)
  Contributions by minority owner of subsidiaries                                       --         18,191
  Advances from minority owner                                                       6,573             --
  Cash payments of preferred stock dividends                                            --         (7,500)
                                                                              ------------   ------------

           Net cash provided by financing activities                                16,573         21,119
                                                                              ------------   ------------

           Net decrease in cash and cash equivalents                                (2,390)       (95,174)

           Cash and cash equivalents:
             Beginning of period                                                     9,686        157,198
                                                                              ------------   ------------

             End of period                                                    $      7,296         62,024
                                                                              ============   ============

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2002
                                   (unaudited)

(1)  BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of Liberty Satellite & Technology, Inc. and those of all majority-owned or controlled subsidiaries, including Liberty Satellite, LLC and LSAT Astro LLC (collectively, "LSAT" or the "Company"). All significant inter-company transactions have been eliminated.

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

     The accompanying interim condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     After the close of business on April 1, 2002, the Company effected 1-for-10 reverse stock splits of its Series A common stock ("Series A Common Stock") and Series B common stock ("Series B Common Stock"). All share and per share amounts included in the condensed consolidated financial statements have been adjusted to give retroactive effect to such reverse stock splits.

     Certain prior period amounts have been reclassified for comparability with the 2002 presentation.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

(2)  TRANSACTIONS WITH LIBERTY MEDIA AND OTHER RELATED PARTIES

     TRANSACTIONS WITH LIBERTY MEDIA

     LSAT JOINT VENTURES. Prior to the April 1, 2002 consummation of the LSAT LLC and Ascent Transaction, as described below, LSAT and Liberty Media were members of Liberty Satellite, LLC ("LSAT LLC"), a limited liability company in which LSAT held a 10.59% managing common equity interest, and Liberty Media, through various subsidiaries, held an 89.41% participating common equity interest. LSAT LLC holds and manages interests in a number of entities, and has strategic relationships with other businesses, that are engaged globally in the distribution of Internet data and other content via satellite and related businesses. LSAT also holds a 13.99% managing common equity interest in LSAT Astro LLC ("LSAT Astro", and together with LSAT LLC, the "LSAT Joint Ventures"), and LSAT LLC holds the remaining 86.01% equity interest. LSAT Astro holds a 31.5% interest in ASTROLINK International LLC.

     The Company operates and manages the activities of the LSAT Joint Ventures and has decision-making authority with respect to significant business transactions, including the purchase and sale of assets, entered into by such entities. Accordingly, the results of operations of the LSAT Joint Ventures have been included in the Company's consolidated financial statements since their formation in March 2000.

     NOTE PAYABLE. The Company issued a $60,000,000 note payable to Liberty Media in exchange for its 13.99% ownership interest in LSAT Astro. The note bears interest at the 3 month London Interbank Offering Rate ("LIBOR") plus 2% (3.84% at March 31, 2002). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. At March 31, 2002, the unpaid principal on the note was $48,411,000 and the accrued interest on the note was $160,000.

     LSAT LLC AND ASCENT TRANSACTION. On August 16, 2001, the Company entered into two related purchase agreements with Liberty Media and certain of its subsidiaries and affiliates. Both agreements were amended in November 2001 and January 2002. One agreement provided for the Company's acquisition of certain subsidiaries of Liberty Media that hold an aggregate 89.41% ownership interest in LSAT LLC in exchange for 25,298,379 shares of Series B Common Stock of the Company. The second purchase agreement provided for the Company's acquisition of 100% of the capital stock of Ascent Entertainment Group, Inc. ("Ascent") from a subsidiary of Liberty Media in exchange for 8,701,621 shares of Series B Common Stock of the Company. Ascent's primary operating subsidiary is On Command Corporation ("On Command"), which provides in-room, on-demand video entertainment and information services to hotels, motels and resorts, primarily in the United States. The foregoing transactions (collectively, the "LSAT LLC and Ascent Transaction") closed on April 1, 2002. As a result of the consummation of the LSAT LLC and Ascent Transaction, Liberty Media's common stock ownership in the Company increased to 84.1% and its voting power in the Company increased to 97.6%.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     As a result of the consummation of the LSAT LLC and Ascent Transaction, the Company became the owner of 100% of the equity interests of Ascent and LSAT LLC. Due to the fact that the Company, LSAT LLC and Ascent are all under the common control of Liberty Media, the LSAT LLC and Ascent Transaction will be accounted for in a manner similar to a pooling-of-interests. This means that the book value of Ascent's assets, liabilities and stockholders' equity (including certain purchase accounting adjustments that Liberty Media has not "pushed down" to Ascent's historical financial statements) will be carried over to the consolidated balance sheet of the Company. In addition, beginning with the Company's Report on Form 10-Q for the quarter ended June 30, 2002, the consolidated financial statements of the Company for periods prior to the consummation of the LSAT LLC and Ascent Transaction will be restated to (i) eliminate the minority interest in LSAT LLC's financial position and results of operations, and (ii) include Ascent's financial position and results of operations from March 28, 2000, the date Ascent was acquired by Liberty Media.

     TAX LIABILITY ALLOCATION AND INDEMNIFICATION AGREEMENT. In connection with the LSAT LLC and Ascent Transaction, the Company and Liberty Media entered into a tax liability allocation and indemnification agreement whereby the Company will be obligated to make a cash payment to Liberty Media in each year that the Company (taken together with any of its subsidiaries) has taxable income. The amount of the payment will be equal to the amount of the taxable income of the Company and its subsidiaries (determined as if the Company and its subsidiaries filed a separate return) multiplied by the highest applicable corporate tax rate. In the event that (1) the Company and its subsidiaries, when treated as a separate group, has a net operating loss or deduction or is entitled to a tax credit for a particular year; and
     (2) Liberty Media is able to use such loss, deduction or credit to reduce its tax liability, the Company will be entitled to a credit against current and future payments to Liberty Media under the agreement. If the Company disaffiliates itself with Liberty Media and the members of Liberty Media's affiliated group prior to the time that the Company is able to use such credit, the Company will be entitled to a payment from Liberty Media at the earlier of the time that (1) the Company and its subsidiaries show they could have used the net operating loss or net tax credit to reduce their own separately computed tax liability or (2) the voting power of the stock of the Company held by Liberty Media and the members of its affiliated group drops below 20%.

     In addition, under the tax liability allocation and indemnification agreement, the Company will have the opportunity to participate in the defense of claims of the Internal Revenue Service that might affect its liability under the agreement, and to participate in tax refunds paid to Liberty Media where such refunds are due in part to the Company's operations.

     EXPENSE ALLOCATIONS AND REIMBURSEMENTS. Liberty Media allocates rent, salaries, benefits and certain other general and administrative expenses to the Company. In addition, the Company reimburses Liberty Media for certain expenses paid by Liberty Media on behalf of the Company. Although there is no written agreement with Liberty Media for these allocations and reimbursements, the Company believes the allocated and reimbursed amounts to be reasonable. Amounts owed to Liberty Media pursuant to this arrangement ($101,000 at March 31, 2002) are non-interest bearing and are generally paid on a monthly basis.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     SKY LATIN AMERICA LOANS. During the year ended December 31, 2001, and the three months ended March 31, 2002, Liberty Media loaned $18,552,000 and $6,573,000, respectively, to LSAT LLC. LSAT LLC used the proceeds from these loans to fund capital calls from its various 10% investees that operate satellite television systems in Latin America ("Sky Latin America"). The loans provided for interest at 8% and were due and payable on demand after November 27, 2001. Accrued interest on these loans aggregated $688,000 at March 31, 2002. Concurrently with the closing of the LSAT LLC and Ascent Transaction, (i) Liberty Media contributed to the Company, as part of that transaction and for no additional consideration, promissory notes issued by subsidiaries of Liberty Media, with an aggregate principal balance of $18,552,000 and related accrued interest of $651,000, representing the loans described above that were made through December 31, 2001, and (ii) LSAT LLC repaid principal of $6,573,000 and accrued interest of $37,000 related to the first quarter 2002 advances.

     PUT OPTION LIABILITY. Effective September 29, 2000, LSAT LLC acquired a 1% managing common interest in a joint venture ("IB2 LLC") from a subsidiary of Liberty Digital, Inc. ("Liberty Digital") for $652,000. Liberty Digital, a consolidated subsidiary of Liberty Media, retained a preferred interest (the "Preferred Interest") in IB2 LLC, which owns approximately 360,000 shares of iBEAM Broadcasting Corp. ("iBEAM") common stock ("iBEAM Stock"). The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM Stock on September 29, 2000) plus a 9% return, compounded annually (the "Put Option"). LSAT LLC has the right to call Liberty Digital's Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances, including iBEAM's bankruptcy, LSAT LLC can force Liberty Digital to exercise the Put Option prior to September 29, 2008.

     Changes in the fair market value of the Put Option subsequent to September 29, 2000 have been recognized as unrealized gains (losses) on financial instruments in the Company's consolidated statements of operations. During the three months ended March 31, 2002 and 2001, the Company recorded unrealized losses of $627,000 and $881,000, respectively, related to the Put Option.

     During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying the Put Option liability at an amount ($29,115,000 at March 31, 2002), which represents the Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the Put Option will be limited to Liberty Digital's 9% return on the Put Option liability.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     TRANSACTIONS WITH OTHER RELATED PARTIES

     PHOENIXSTAR MANAGEMENT AGREEMENTS. Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar, Inc. (formerly known as PRIMESTAR, Inc.) ("Phoenixstar") pursuant to which the company is managing Phoenixstar's affairs in exchange for a monthly management fee. Prior to 1999, the Company beneficially owned 37% of Phoenixstar's outstanding shares. In 1999, the Company agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's equity, and to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. Management fees from Phoenixstar aggregated $105,000 for each of the three-month periods ended March 31, 2002 and 2001. In addition, the Company allocates certain general and administrative expenses, such as office rent and computer support to Phoenixstar. Under the current management agreement, expense allocations have been limited to $5,000 per month since February 2001. Such allocations aggregated $15,000 and $24,000 during the three months ended March 31, 2002 and 2001, respectively, and are reflected as a reduction of general and administrative expenses in the accompanying condensed consolidated statements of operations.

(3)  LOSS PER COMMON SHARE
     The loss per common share for the three months ended March 31, 2002 and 2001 is based on 7,525,000 and 7,320,000 weighted average shares outstanding during the respective periods. Potential common shares were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive. At March 31, 2002, the number of potential common shares was approximately 2,159,2000. Such potential common shares consist of stock options to acquire shares of the Company's Series A Common Stock and securities that were convertible into 1,696,717 shares of the Company's Series B Common Stock at March 31, 2002. The foregoing potential common share amounts do not take into account the assumed number of shares what would be repurchased by the Company upon the exercise of stock options.

(4)  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
     Cash paid for interest was $1,934,000 and $2,868,000 for the three months ended March 31, 2002 and 2001, respectively. Cash paid for income taxes was not significant during these periods.

(5)  INVESTMENTS IN AFFILIATES
     The following table reflects the Company's carrying amount of its investments accounted for using the equity method:

                                                                March 31,    December 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                  amounts in thousands
         ASTROLINK International LLC ("Astrolink")            $         --             --
         Aerocast.com, Inc. ("Aerocast")                            10,656         12,158
                                                              ------------   ------------

                                                              $     10,656         12,158
                                                              ============   ============

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     The following table reflects the Company's share of losses of affiliates:

                                                                   Three months ended
                                                                       March 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
                                                                  amounts in thousands
               Astrolink                                      $         --          3,013
               Aerocast                                              1,502          1,314
                                                              ------------   ------------

                                                              $      1,502          4,327
                                                              ============   ============

     ASTROLINK

     The Company owns a direct 13.99% interest in LSAT Astro and an indirect (through LSAT LLC) 86.01% interest in LSAT Astro. LSAT Astro owns an approximate 31.5% ownership interest in Astrolink. Astrolink, a developmental stage entity, originally intended to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink's original business plan required approximately $2.4 billion in additional financing over the next several years. During the fourth quarter of 2001, certain of the members of Astrolink informed Astrolink that they do not intend to provide any of Astrolink's required financing. In light of this decision, Astrolink is considering several alternatives with respect to its proposed business plan, including, but not limited to, seeking alternative funding sources, scaling back its proposed business plan, and liquidating the venture entirely. There can be no assurance that Astrolink will be able to obtain the necessary financing for a scaled-back business plan on acceptable terms.

     During the second quarter of 2001, the Company determined that its investment in Astrolink experienced a nontemporary decline in value. Accordingly, the carrying amount of such investment was adjusted to its then estimated fair value resulting in a recognized loss of $155,000,000. Such loss is included in share of losses of affiliates. Based on a fourth quarter 2001 assessment of Astrolink's remaining sources of liquidity and Astrolink's inability to obtain financing for its business plan, the Company concluded that the carrying value of LSAT Astro's investment in Astrolink should be reduced to reflect a fair value that assumes the liquidation of Astrolink. Accordingly, LSAT Astro wrote-off all of its remaining investment in Astrolink during the fourth quarter of 2001. The aggregate amount required to reduce LSAT Astro's investment in Astrolink to zero was $249,868,000. Including such fourth quarter amount, LSAT Astro recorded losses and charges relating to its investment in Astrolink aggregating $417,202,000 during the year ended December 31, 2001.

     Since LSAT Astro's investment in Astrolink was reduced to zero at December 31, 2001, and because the Company had no commitment to provide additional funding to Astrolink at March 31, 2002, LSAT Astro has discontinued the use of the equity method with respect to its investment in Astrolink.

     AEROCAST

     LSAT LLC owns an approximate 45.5% ownership interest in Aerocast. Aerocast is developing next generation streaming media technologies for broadband network operators and video content providers. Aerocast intends to utilize terrestrial and satellite platforms to distribute streaming media to businesses and consumers with high-speed internet access.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     At March 31, 2002, the carrying amount of the Company's investment in Aerocast exceeded the Company's proportionate share of Aerocast's net assets by $8,147,000. Such excess is being amortized over a useful life of five years. Amortization aggregated $520,000 and $463,000 for the three months ended March 31, 2002 and 2001, respectively, and is included in share of losses of affiliates.

     Aerocast is in the start-up phase of its business, and the Company anticipates that Aerocast will need additional financing to fund its business plan. In order to maintain its current ownership interest in Aerocast, the Company may be required to participate in such additional financing. If the Company is unable or unwilling to provide additional financing, its ownership interests may be diluted or it may forfeit certain voting or other shareholder rights. There is no assurance that Aerocast will be able to obtain the necessary financing on acceptable terms. If it is unable to secure the necessary financing, Aerocast may be forced to alter its business plan or consider a plan of liquidation.

     Summarized unaudited combined financial information for Aerocast is as follows:

                                                                    Three months ended
                                                                         March 31,
                                                              ---------------------------
                                                                  2002          2001
                                                              ------------   ------------
                                                                  amounts in thousands
     COMBINED OPERATIONS
        Revenue                                               $         28             --
        Operating expenses                                          (1,962)        (2,246)
        Depreciation                                                   (98)            --
        Other income                                                    21            166
                                                              ------------   ------------

           Net loss                                           $     (2,011)        (2,080)
                                                              ============   ============

(6) INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                                March 31,    December 31,
                                                                  2002          2001
                                                              ------------   ------------
                                                                    amounts in thousands
      Sprint Corporation PCS Group
        ("Sprint PCS Group") (b)*                             $    296,610        301,840
      Sky Latin America (c)                                        182,588        175,048
      Hughes Electronics Corporation
        ("GM Hughes") (a)*                                          44,221         42,894
      XM Satellite Radio Holdings, Inc.
        ("XMSR") (d)*                                               28,510         29,475
      Other                                                         27,894         21,466
                                                              ------------   ------------

                                                              $    579,823        570,723
                                                              ============   ============

     * Denotes an investment carried as an available-for-sale security. Amounts shown in the table represent the combined fair market value of the security and any related derivative instrument.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     SPRINT PCS GROUP

     The Company acquired beneficial interest in 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock") from Liberty Media in March 2000. The Company accounts for such investment as an available-for-sale security.

     The trust holding the Sprint PCS Stock for LSAT's benefit has entered into an equity collar (the "Sprint PCS Collar") with a financial institution with respect to the Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. LSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or the Company. At March 31, 2002, the fair value of the Sprint PCS Collar was approximately $244,288,000.

     Effective May 9, 2001, LSAT transferred (i) its beneficial interest in the Sprint PCS Stock, (ii) the Sprint PCS Collar and (iii) the PCS Loan Facility (as described in note 7) to LSAT LLC in exchange for two secured demand promissory notes in the aggregate principal amount of $224,226,000. Such notes bear interest at a rate of 6.5% per annum and are due in March 2003. As LSAT LLC is a consolidated subsidiary of LSAT, there was no effect on the Company's consolidated balance sheet on the date of the transaction.

     SKY LATIN AMERICA

     The amounts shown in the table for Sky Latin America represent the aggregate book basis of a number of different satellite television operators located in Mexico, Brazil, Chile, Colombia and Argentina. LSAT LLC has a 10% beneficial interest in each of the Sky Latin America businesses.

     GM HUGHES

     The Company, through LSAT LLC, holds 1,821,921 shares of General Motors Corporation Class H common stock ("GM Hughes Stock") and accounts for such shares as available-for-sale.

     LSAT LLC has entered into a put spread collar with a financial institution with respect to its shares of GM Hughes Stock. The collar (i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At March 31, 2002, the fair value of the GM Hughes put spread collar was approximately $14,251,000, which represented a decrease of $495,000 from December 31, 2001. Such decrease is included in unrealized gains on financial instruments in the accompanying condensed consolidated statement of operations.

     XMSR

     XMSR, a publicly traded company, offers 100 national audio channels of music, news, talk, sports and children's programming from two satellites directly to vehicle, home and portable radios. LSAT LLC currently owns 1,000,000 shares of XMSR common stock representing an approximate 1% interest.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     LSAT LLC has entered into an equity collar with a financial institution with respect to its shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At March 31, 2002, the fair value of the XMSR equity collar was approximately $14,740,000.

     On June 27, 2001, LSAT LLC entered into an agreement to lend 1,000,000 shares of XMSR to a third party. The obligation of such third party to return those shares to LSAT LLC is secured by cash collateral equal to 100% of the market value of that stock, which was $13,770,000 at March 31, 2002. Such cash collateral is reported as restricted cash in the accompanying condensed consolidated balance sheet. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of 0.15% per annum. As of March 31, 2002, 1,000,000 shares of XMSR had been lent under this agreement. The loan has no stated maturity date.

     DERIVATIVE INSTRUMENTS

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

     The Company's equity collars are accounted for as fair value hedges. Accordingly, changes in the fair value of the equity collars are recognized in earnings as unrealized gains or losses on financial instruments along with the changes in the fair value of the underlying securities. The Company's put spread collars have not been designated as fair value hedges, and therefore changes in the fair value of the put spread collars are recorded as unrealized gains or losses on financial instruments in the Company's consolidated statements of operations.

     For derivatives designated either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with Statement of Financial Accounting Standard No. 133, had no impact on earnings for the three months ended March 31, 2002 and 2001. No fair value hedges or cash flow hedges were derecognized or discontinued during the three months ended March 31, 2002 and 2001.

     For the three months ended March 31, 2002, unrealized losses on financial instruments include a $495,000 loss related to derivatives not designated as hedging instruments, a $6,194,000 loss related to changes in the time value of fair value hedges and a $627,000 loss related to the iBEAM Put Option.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

     NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS

     During the three months ended March 31, 2001, the Company determined that certain of its investments experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective estimated fair values at March 31, 2001. Such adjustments resulted in a realized loss of $37,959,000 (including $19,500,000 related to LSAT LLC's investment in Wildblue Communications, Inc. ("Wildblue") and $14,575,000 related to LSAT LLC's investment in XMSR).

     Investments in available-for-sale securities (including related equity collars) are summarized below. Such amounts are in addition to the unrealized gains and losses recognized in the consolidated statement of operations.

                                                                March 31,    December 31,
                                                                  2002          2001
                                                              ------------   ------------
                                                                  amounts in thousands
       Equity securities
           Fair value                                         $    389,723        388,163
                                                              ============   ============
           Gross unrealized holding gains                     $      1,864          3,942
                                                              ============   ============
           Gross unrealized holding losses                    $    (23,137)       (23,532)
                                                              ============   ============

(7)  LOAN FACILITY
     During 2000, the Company entered into a revolving credit facility due March 10, 2003, which, as amended, provides for maximum borrowings of $303,000,000 (the "PCS Loan Facility"). In May 2001, LSAT transferred its rights and obligations under the PCS Loan Facility to LSAT LLC. The PCS Loan Facility is secured by the Company's interest in the Sprint PCS Stock and the Sprint PCS Stock equity collar described in note 6. Interest accrues at the 30 day LIBOR (1.85% at March 31, 2002) and is payable monthly. The Company anticipates that it will use available borrowings under the PCS Loan Facility to fund its investing and operating activities. At March 31, 2002, borrowing availability pursuant to the PCS Loan Facility was $195,497,000.

     The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At March 31, 2002, the fair value of the Company's debt approximated its carrying value.

(8)  COMMITMENTS AND CONTINGENCIES
     LSAT LLC has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $103,926,000 at December 31, 2001. Currently, LSAT LLC is not certain of the likelihood of being required to perform under such guarantees.

     The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with (i) the accompanying condensed consolidated financial statements of the Company, and (ii) the consolidated financial statements, and related notes thereto, of the Company, and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others:

     -  General economic and business conditions and industry trends.
     - Uncertainties inherent in proposed business strategies and development plans, including uncertainties regarding possible regulatory issues under the Investment Company Act of 1940, as amended.
     - Future financial performance, including availability, terms and deployment of capital.
     - The ability of vendors to deliver required equipment, software and services.
     -  Availability of qualified personnel.
     - Changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings.
     - Changes in the nature of key strategic relationships with partners and joint ventures.
     -  Other factors referenced in this Report.

These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RECENT TRANSACTIONS

LSAT LLC AND ASCENT TRANSACTION. On August 16, 2001, the Company entered into two related purchase agreements with Liberty Media and certain of its subsidiaries and affiliates. Both agreements were amended in November 2001 and January 2002. One agreement provided for the Company's acquisition of certain subsidiaries of Liberty Media that hold an aggregate 89.41% ownership interest in LSAT LLC in exchange for 25,298,379 shares of Series B Common Stock of the Company. The second purchase agreement provided for the Company's acquisition of 100% of the capital stock of Ascent from a subsidiary of Liberty Media in exchange for 8,701,621 shares of Series B Common Stock of the Company. Ascent's primary operating subsidiary is On Command Corporation, which provides in-room, on-demand video entertainment and information services to hotels, motels and resorts, primarily in the United States. The foregoing LSAT LLC and Ascent Transaction closed on April 1, 2002. As a result of the consummation of the LSAT LLC and Ascent Transaction, Liberty Media's common stock ownership in the Company increased to 84.1% and its voting power in the Company increased to 97.6%.

As a result of the consummation of the LSAT LLC and Ascent Transaction, the Company became the owner of 100% of the equity interests of Ascent and LSAT LLC. Due to the fact that the Company, LSAT LLC and Ascent are all under the common control of Liberty Media, the LSAT LLC and Ascent Transaction will be accounted for by the Company in a manner similar to a pooling-of-interests. This means that the book value of Ascent's assets, liabilities and stockholders' equity (including certain purchase accounting adjustments that Liberty Media has not "pushed down" to Ascent's historical financial statements) will be carried over to the consolidated balance sheet of the Company. In addition, beginning with the Company's Report on Form 10-Q for the quarter ended June 30, 2002, the consolidated financial statements of the Company for periods prior to the consummation of the LSAT LLC and Ascent Transaction will be restated to (i) eliminate the minority interest in LSAT LLC's financial position and results of operations, and (ii) include Ascent's financial position and results of operations from March 28, 2000, the date Ascent was acquired by Liberty Media. Summarized unaudited financial information for Ascent for the periods that Ascent has been owned by Liberty Media is set forth below. Such financial information includes the "push down" of Liberty Media's purchase accounting adjustments related to Ascent.

                                                                    March 31,    December 31,
                                                                      2002           2001
                                                                  ------------   ------------
                                                                      amounts in thousands
CONSOLIDATED FINANCIAL POSITION
        Current assets                                            $     65,137         60,651
        Property and equipment, net                                    307,369        317,025
        Intangible and other assets                                    130,133        242,312
                                                                  ------------   ------------
             Total assets                                         $    502,639        619,988
                                                                  ============   ============

        Accounts payable and accrued liabilities                  $     39,378         38,584
        Debt                                                           272,401        264,761
        Deferred tax liability                                          21,874         27,171
        Amounts due to Liberty Media                                    16,233         16,094
        Minority interest                                                   22            948
        Equity                                                         152,731        272,430
                                                                  ------------   ------------
             Total liabilities and equity                         $    502,639        619,988
                                                                  ============   ============

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2002           2001
                                                                  ------------   -------------
                                                                       amounts in thousands
CONSOLIDATED OPERATING RESULTS
        Revenue                                                   $     57,383         67,645
        Operating, selling, general and administrative expenses        (44,861)       (53,808)
        Depreciation and amortization                                  (33,713)       (43,798)
                                                                  ------------   ------------
             Operating loss                                            (21,191)       (29,961)
        Other income (expense)                                           1,432         (2,453)
                                                                  ------------   ------------
             Net loss from continuing operations                       (19,759)       (32,414)
        Cumulative effect of accounting change                        (100,000)            --
                                                                  ------------   ------------
             Net loss                                             $   (119,759)       (32,414)
                                                                  ============   ============

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly fee. Such fees aggregated $105,000 during each of the three-month periods ended March 31, 2002 and 2001. In addition, Phoenixstar reimburses the Company for certain expenditures that benefit Phoenixstar, such as office rent and computer support. Under the current management agreement, expense allocations have been limited to $5,000 per month since February 2001. Such allocations aggregated $15,000 and $24,000 during the three months ended March 31, 2002 and 2001, respectively, and are reflected as a reduction of general and administrative expenses in the accompanying condensed consolidated statements of operations.

Including amounts allocated to the Company from Liberty Media, the Company's general and administrative expenses were $971,000 and $781,000 during the three months ended March 31, 2002 and 2001, respectively. The increase in 2002 is primarily due to legal, accounting and printing fees related to the LSAT LLC and Ascent Transaction. Such increased fees were partially offset by lower salaries, due primarily to the April 2001 reassignment of three employees to another subsidiary of Liberty Media.

The Company records estimated stock compensation pursuant to the intrinsic value method of Accounting Principles Board Opinion No. 25. Such estimate is subject to future adjustment based upon market value of the Company's stock. Since none of the Company's outstanding stock appreciation rights ("SARs") were in-the-money at March 31, 2002 or 2001, the Company recorded no compensation expense with respect to SARs during the three months ended March 31, 2002 and 2001. The stock compensation expense recorded during the three months ended March 31, 2002 and 2001 is attributable to restricted stock awards granted in February 2001.

The Company recognized interest income of $350,000 and $927,000 during the three months ended March 31, 2002 and 2001, respectively. The 2002 income was earned primarily on certain bonds that were purchased by LSAT LLC in August 2001. Such bonds are included with the Company's investment in Sky Latin America. The 2001 income was earned primarily on the cash and cash equivalent balances maintained by LSAT Astro. During 2001, all of LSAT Astro's cash and cash equivalent balances were utilized to fund the capital calls of Astrolink, LSAT Astro's 31.5%-owned investee.

During the three months ended March 31, 2002 and 2001, the Company recognized interest expense of $1,457,000 and $1,691,000, respectively. The decrease in interest expense represents the net effect of a decrease in interest rates, partially offset by an increase in the Company's weighted average debt balance.

During 2001 and 2000, the Company's share of losses of affiliates aggregated $1,502,000 and $4,327,000, respectively. The 2002 amount includes only LSAT LLC's share of Aerocast's losses while the 2001 amount includes LSAT LLC's share of Aerocast's losses as well as LSAT Astro's share of Astrolink's losses. Since LSAT Astro's investment in Astrolink was reduced to zero at December 31, 2001, and because the Company had no commitment to provide additional funding to Astrolink at March 31, 2002, LSAT Astro has discontinued the use of the equity method with respect to its investment in Astrolink.

Unrealized gains (losses) on financial instruments during the three months ended March 31, 2002 and 2001 aggregated ($7,316,000) and $9,178,000, respectively.
Such amounts include gains (losses) of (i)($495,000) and $4,400,000, respectively, related to derivatives not designated as hedging instruments; (ii) ($6,194,000) and $5,659,000, respectively, related to changes in the time value of fair value hedges; and (iii) ($627,000) and ($881,000), respectively, related to the iBEAM Put Option liability.

Nontemporary declines in fair values of investments aggregated $37,959,000 during the three months ended March 31, 2001. Such amount includes reductions of the carrying value of LSAT LLC's investments in Wildblue and XMSR of $19,500,000 and $14,575,000, respectively.

The minority interest's share of losses aggregated $11,564,000 and $31,172,000 during the three months ended March 31, 2002 and 2001, respectively. Such amounts primarily represent Liberty Media's interest in LSAT LLC's net losses. The 2001 amount includes the minority owner's share of the nontemporary declines in the fair value of LSAT LLC's investments in Wildblue and XMSR.

The Company recognized income tax benefits of $5,616,000 and $314,000 during the three months ended March 31, 2002 and 2001, respectively. The 2002 benefit is primarily attributable to a tax refund received by the Company as a result of a change in tax law that occurred during the first quarter of 2002. Such change resulted in the elimination of restrictions on the use of net operating loss carryforwards to offset alternative minimum tax liabilities. The Company is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset income tax liabilities or the Company generates taxable income. For financial reporting purposes, all of the Company's income tax liabilities had been fully offset by income tax benefits at March 31, 2002 and December 31, 2001. In connection with the consummation of the LSAT LLC and Ascent Transaction, the Company and Liberty Media entered into a Tax Liability Allocation and Indemnification Agreement. For additional information, see note 2 to the accompanying condensed consolidated financial statements.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company currently has no operating income and/or positive cash flow. During the three months ended March 21, 2002, the Company funded its operating and investing activities with a combination of debt borrowings, and contributions and advances from Liberty Media, as a member of LSAT LLC.

During 2000, the Company entered into a revolving credit facility due March 10, 2003, which, as amended, provides for maximum borrowings of $303,000,000. In May 2001, LSAT transferred its rights and obligations under the PCS Loan Facility to LSAT LLC. The PCS Loan Facility is secured by the Company's interest in the Sprint PCS Stock and the Sprint PCS Collar described below. Interest accrues at the 30 day LIBOR (1.85% at March 31, 2002) and is payable monthly. The Company anticipates that it will use available borrowings under the PCS Loan Facility to fund its investing and operating activities. At March 31, 2002, borrowing availability pursuant to the PCS Loan Facility was $195,497,000.

In March 2000, the Company entered into a $60,000,000 note payable to Liberty Media. The note bears interest at the 3 month LIBOR plus 2% (3.84% at March 31, 2002). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. At March 31, 2002, the unpaid principal on the note was $48,411,000 and the accrued interest on the note was $160,000.

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

During the year ended December 31, 2001 and the three months ended March 31, 2002, Liberty Media loaned $18,552,000 and $6,573,000, respectively, to LSAT LLC. LSAT LLC used the proceeds from these loans to fund capital calls from Sky Latin America. The loans provided for interest at 8% and were due and payable on demand after November 27, 2001. Accrued interest on these loans aggregated $688,000 at March 31, 2002. Concurrently, with the closing of the LSAT LLC and Ascent Transaction, (i) Liberty Media contributed to the Company, as part of that transaction and for no additional consideration, promissory notes issued by subsidiaries of Liberty Media, with an aggregate principal balance of $18,552,000 and related accrued interest of $651,000, representing the loans described above that were made through December 31, 2001, and (ii) LSAT LLC repaid principal of $6,573,000 and accrued interest of $37,000 related to the first quarter 2002 advances.

As a result of the consummation of the LSAT LLC and Ascent Transaction, Liberty Media no longer has a direct ownership interest in LSAT LLC, and has no obligation to provide funding to LSAT LLC. Accordingly, the Company's primary sources of liquidity are expected to be borrowing availability under the PCS Loan Facility and cash and cash equivalent balances held by the Company and Ascent (exclusive of any such balances held by Ascent's subsidiaries). Other than such cash and cash equivalent balances, which aggregated $28,757,000 at March 31, 2002, the Company does not expect Ascent and its consolidated subsidiaries to provide or require any of the Company's financial resources during 2002. During 2002, the Company anticipates that it will use a portion of its financial resources to fund LSAT LLC's capital contributions to Sky Latin America, the Company's operating deficit, its interest requirements under the PCS Loan Facility and the note payable to Liberty Media, and its preferred stock dividend requirements, as described below.

The trust holding the Sprint PCS Stock in which LSAT LLC has a beneficial interest has entered into an equity collar with a financial institution for LSAT LLC's benefit with respect to such Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. The trust simultaneously sold a call option giving the counterparty the right to buy the same number of shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or the Company. The fair value of the Sprint PCS Collar was approximately
$244,288,000 at March 31, 2002.

LSAT LLC has entered into a put spread collar with a financial institution with respect to the Company's shares of GM Hughes Stock. The collar (i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the 1,821,921 shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At March 31, 2002, the fair value of the GM Hughes Stock put spread collar was approximately $14,251,000.

LSAT LLC has also entered into an equity collar with a financial institution with respect to the Company's shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. The fair value of the XMSR equity collar was approximately $14,740,000 at March 31, 2002.

On June 27, 2001, LSAT LLC entered into an agreement to loan 1,000,000 shares of XMSR to a third party. The obligation of such third party to return those shares to LSAT LLC is secured by cash collateral equal to 100% of the market value of that stock, which was $13,770,000 at March 31, 2002. Such cash collateral is reported as restricted cash in the accompanying consolidated balance sheet. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of .15% per annum. As of March 31, 2002, 1,000,000 shares of XMSR had been lent under this agreement. The loan has no stated maturity date.

The Company accounts for its equity collars as fair value hedges. Accordingly, changes in the fair value of these equity collars are reported in earnings along with the changes in the fair value of the underlying securities. The Company recognizes in earnings the ineffective portion of its equity collars. The Company's put spread collars have not been designated as fair value hedges, and therefore changes in the fair value of the put spread collars are recorded as unrealized gains on financial instruments in the Company's condensed consolidated statements of operations.

LSAT LLC has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $103,926,000 at December 31, 2001. Currently, the Company is not certain of the likelihood of being required to perform under such guarantees.

Effective September 29, 2000, LSAT LLC acquired a 1% managing common interest in IB2 LLC from a subsidiary of Liberty Digital for $652,000. Liberty Digital retained a Preferred Interest in IB2 LLC, which owns approximately 360,000 shares of iBEAM Stock. The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM Stock on September 29, 2000) plus a 9% return, compounded annually (the "Put Option"). LSAT LLC has the right to call Liberty Digital's Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances LSAT LLC can force Liberty Digital to exercise the Put Option prior to September 29, 2008. During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying the Put Option liability at an amount ($29,115,000 at March 31, 2002), which represents the Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the Put Option will be limited to Liberty Digital's 9% return on the Put Option liability.

In March 2000, the Company issued 150,000 shares of Series A Cumulative Preferred Stock ("Series A Preferred Stock"), and 150,000 shares of Series B Cumulative Preferred Stock ("Series B Preferred Stock") to Liberty Media in exchange for shares of Sprint PCS Stock. On the date of issuance, each such series of preferred stock had an aggregate stated value of $150,000,000. The Series A Preferred Stock and Series B Preferred Stock, which were each issued at a discount to their stated values, are redeemable at the option of Liberty Media on or after April 1, 2020 at a price equal to stated value plus all accrued and unpaid dividends. The Company may elect to use cash or Series A Common Stock to satisfy such dividend requirements through March 2003. Accrued dividends on the Series A Preferred Stock and Series B Preferred Stock aggregated $15,000,000 at March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2002, the Company had $155,914,000 of variable-rate debt with a weighted-average interest rate of 2.47%. Accordingly, the Company is sensitive to interest rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. All of such debt is due in March 2003.

The Company is exposed to changes in stock prices primarily as a result of its significant holdings in Sprint PCS Stock and other publicly traded securities. The Company uses equity collars and a put spread collar to hedge market risk with respect to certain of its publicly traded securities. At March 31, 2002, the aggregate fair market value of the Company's publicly traded securities (excluding the fair value of related hedge instruments) was $106,096,000 ($52,322,000 of which represents the fair value of the Sprint PCS Stock). At March 31, 2002, the fair value of the Company's equity collars was $259,028,000 ($244,288,000 of which represents the fair value of the Sprint PCS Stock equity collar), and the fair value of the Company's put spread collar was $14,251,000. At December 31, 2001, the fair market value of the GM Hughes Stock that is the subject of the put spread collar was $29,971,000. At price levels approximately 10% below the March 31, 2002 fair market value of GM Hughes Stock, the put spread collar would cease to provide protection against further declines in fair value. In addition, the Company owned $20,381,000 of publicly traded securities at December 31, 2001 that were not hedged.

Although the Company's equity collars and put spread collar provide protection against market risk, such derivative instruments may involve elements of credit risk and market risk in excess of what is recognized in the Company's financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions and does not anticipate nonperformance by any counter-party. For additional information concerning the Company's investments in publicly traded securities and related derivative financial instruments, see notes 2 and 6 to the accompanying condensed consolidated financial statements of the Company.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At the Company's annual meeting of stockholders convened on March 26, 2001 and continued on April 1, 2002, the following matters were voted upon and approved by the stockholders of the Company:

          Election of the following to the Company's Board of Directors:

                                                 Votes              Votes
                                                  For              Withheld
                                                 -----             --------
          Alan M. Angelich                    96,958,899           102,946
          Robert R. Bennett                   96,913,413           148,432
          William H. Berkman                  96,958,973           102,872
          William R. Fitzgerald               96,951,178           110,667
          John W. Goddard                     96,956,130           105,715
          J. Curt Hockemeier                  96,959,059           102,786
          Gary S. Howard                      96,952,556           109,289

          Approval of an amendment to the company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock from 22,000,000 to 175,000,000 shares, of which 100,000,000 shares are to be designated Series A common stock, par value $1.00 per share, 70,000,000 shares are to be designated Series B common stock, par value $1.00 per share; and 5,000,000 are to be designated preferred stock, par value $.01 per share (92,943,201 votes For, 604,666 votes Against, 3,499,379 Broker Non-votes, and 14,599 Abstentions).

          Approval of a transaction whereby Liberty Media Corporation will contribute to the Company certain assets and businesses in exchange for 34,000,000 shares of the Company's Series B common stock (93,197,073 votes For, 350,480 votes Against, 3,499,379 Broker
          Non-votes, and 14,913 Abstentions).

          Ratification of the appointment of KPMG LLP as the Company's independent auditors for the year ended December 31, 2001 (96,986,184 votes For, 61,373 votes Against, and 14,288 Abstentions).

          Approval of an amendment of the Company's Amended and Restated Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's outstanding shares of common stock (96,763,375 votes For, 283,268 votes Against, and 15,202 Abstentions).

          Approval of an amendment of the Company's Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split of the Company's outstanding shares of common stock (96,664,650 votes For, 381,225 votes Against, and 15,971 Abstentions).

        The vote amounts set forth above have been adjusted to give retroactive effect to the 1 for 10 reverse stock splits of the Company's Series A common stock and Series B common stock that were effected after the close of business on April 1, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            None.

        (b) Reports on Form 8-K filed during quarter ended March 31, 2002:

            None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        LIBERTY SATELLITE & TECHNOLOGY, INC.

Date:  May 13, 2002      By: /s/ Kenneth G. Carroll
                             --------------------------------------------------
                                 Kenneth G. Carroll
                                 Acting President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)