Form 10-Q
period 2002-06-30
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2002-08-14
CIK 1022222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____

Commission File Number: 0-21317

                      LIBERTY SATELLITE & TECHNOLOGY, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

           State Of Delaware                              84-1299995
-------------------------------------        ----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

     12300 Liberty Boulevard
        Englewood, Colorado                                  80112
----------------------------------------     ----------------------------------
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (720) 875-5400

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     The number of shares outstanding of Liberty Satellite & Technology, Inc.'s common stock as of July 31, 2002, was:

                  Series A common stock - 8,728,428 shares; and
                   Series B common stock - 34,765,764 shares.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                                     June 30,              December 31,
                                                                                      2002                     2001
                                                                               -----------------          -------------
                                                                                         amounts in thousands
ASSETS
Current assets:
   Cash and cash equivalents                                                   $          32,724                 33,913
   Restricted cash (note 7)                                                                7,250                 18,360
   Receivables, net                                                                       37,231                 34,358
   Other current assets                                                                    2,659                  3,193
                                                                               -----------------          -------------
        Total current assets                                                              79,864                 89,824
                                                                               -----------------          -------------

Investments in affiliates accounted for using the equity method (note 6)                   9,447                 12,158
Investments in available-for-sale securities and other cost
   investments, including securities pledged to creditors (notes 7 and 8)                518,529                577,482

Property and equipment:
   Video systems                                                                         412,187                410,121
   Support equipment                                                                      14,591                 13,716
                                                                               -----------------          -------------
                                                                                         426,778                423,837
   Accumulated depreciation                                                             (138,507)              (115,352)
                                                                               -----------------          -------------
                                                                                         288,271                308,485
                                                                               -----------------          -------------
Intangible assets subject to amortization:
   Hotel contracts                                                                       163,000                163,000
   Accumulated amortization                                                             (122,250)               (95,083)
                                                                               -----------------          -------------
                                                                                          40,750                 67,917
                                                                               -----------------          -------------

Intangible assets not subject to amortization - Goodwill (note 2)                         62,058                155,189

Other assets                                                                              13,885                 14,140
                                                                               -----------------          -------------

        Total assets                                                           $       1,012,804              1,225,195
                                                                               =================          =============

                                                                     (continued)

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                                    June 30,               December 31,
                                                                                      2002                     2001
                                                                               -----------------          -------------
                                                                                         amounts in thousands
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                       $          45,739                 39,737
   Due to parent (note 3):
      Note payable                                                                        48,411                 18,552
      Accrued interest                                                                       630                  1,171
      Other accrued expenses                                                              15,217                 14,678

   Current portion of long-term debt (note 8)                                            113,412                    909
   Securities lending agreement (note 7)                                                   7,250                 18,360
                                                                               -----------------          -------------
        Total current liabilities                                                        230,659                 93,407
                                                                               -----------------          -------------

Note payable to parent (note 3)                                                               --                 48,411
Debt (note 8)                                                                            266,355                362,264
Put option liability due to related party (note 3)                                        29,742                 28,488
Deferred tax liability                                                                    16,576                 27,169
Other liabilities                                                                          1,104                     --
                                                                               -----------------          -------------
        Total liabilities                                                                544,436                559,739
                                                                               -----------------          -------------

Minority interests in equity of consolidated subsidiaries                                  9,513                  9,836
Redeemable preferred stock                                                               214,087                196,027

Stockholders' Equity:
   Preferred stock; authorized 5,000,000 shares; issued 300,000
      shares in 2002 and 2001                                                                 --                     --
   Series A common stock, $1 par value; authorized 100,000,000 shares;
      issued 6,757,848 shares at June 30, 2002 and 6,753,101 shares at
      December 31, 2001                                                                    6,758                  6,753
   Series B common stock, $1 par value; authorized 70,000,000 shares;
      issued 34,765,764 shares at June 30, 2002 and 34,771,828 shares at
      December 31, 2001                                                                   34,766                 34,772
   Additional paid-in capital                                                          1,981,612              1,980,389
   Accumulated other comprehensive loss                                                  (23,780)               (10,650)
   Accumulated deficit                                                                (1,754,263)            (1,551,346)
                                                                               -----------------          -------------
                                                                                         245,093                459,918
   Series A common stock held in treasury, at cost (2,954 shares)                           (325)                  (325)
                                                                               -----------------          -------------
        Total stockholders' equity                                                       244,768                459,593
                                                                               -----------------          -------------

Commitments and contingencies (note 8, 10 and 11)
                                                                               $       1,012,804              1,225,195
                                                                               =================          =============

  See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                   Three months ended               Six months ended
                                                                        June 30,                        June 30,
                                                            ------------------------------    ----------------------------
                                                                2002               2001             2002           2001
                                                            -----------      -------------    --------------   -----------
                                                                                amounts in thousands,
                                                                              except per share amounts
Revenue:
   In-room entertainment services                           $    60,999             63,339           118,382       125,553
   Other                                                            105              5,911               210        11,447
                                                            -----------      -------------    --------------   -----------
                                                                 61,104             69,250           118,592       137,000
                                                            -----------      -------------    --------------   -----------
Operating costs and expenses:
   Operating
     In-room entertainment services                              38,343             42,276            75,277        82,977
     Other                                                           --              2,491                --         4,736
   Selling, general and administrative ("SG&A")
     (notes 3 and 9)                                              5,952             27,002            12,586        41,046
   Stock compensation - SG&A                                         73                 73               146           122
   Depreciation and amortization                                 33,553             42,649            67,268        86,480
   Impairment of long-lived assets (notes 7 and 13)               5,103                 --             6,514            --
                                                            -----------      -------------    --------------   -----------
                                                                 83,024            114,491           161,791       215,361
                                                            -----------      -------------    --------------   -----------

        Operating loss                                          (21,920)           (45,241)          (43,199)      (78,361)

Other income (expense):
   Interest income                                                  511              3,309               963         8,566
   Interest expense-parent (note 3)                                (470)              (850)           (1,462)       (1,920)
   Interest expense-other                                        (4,253)           (12,055)           (8,324)      (23,217)
   Share of losses of affiliates (note 6)                        (1,856)          (160,486)           (3,358)     (165,078)
   Unrealized gains (losses) on financial
     instruments, net (note 7)                                    6,563              4,824              (753)       14,002
   Nontemporary declines in fair value of
     investments (note 7)                                       (58,948)            (2,238)          (58,948)      (39,932)
   Loss on settlement of litigation (note 7)                         --                 --                --        (3,700)
   Other, net                                                       288              2,329            (1,800)        2,291
                                                            -----------      -------------    --------------   -----------
                                                                (58,165)          (165,167)          (73,682)     (208,988)
                                                            -----------      -------------    --------------   -----------

        Loss before income taxes and minority
          interests                                             (80,085)          (210,408)         (116,881)     (287,349)

Income tax benefit (expense)                                     (3,542)               799             6,712        10,988
Minority interests in loss (earnings) of
  consolidated subsidiaries                                        (314)             7,652               383        16,023
                                                            -----------      -------------    --------------   -----------

        Loss before cumulative effect of
          accounting change                                     (83,941)          (201,957)         (109,786)     (260,338)
Cumulative effect of accounting change, net of
  taxes (note 2)                                                     --                 --           (93,131)           --
                                                            -----------      -------------    --------------   -----------
        Net loss                                                (83,941)          (201,957)         (202,917)     (260,338)

Accretion of redeemable preferred stock                          (1,530)            (1,530)           (3,060)       (3,060)
Dividends on redeemable preferred stock                          (7,500)            (7,500)          (15,000)      (15,000)
                                                            -----------      -------------    --------------   -----------

        Net loss attributable to common
          stockholders                                      $   (92,971)          (210,987)         (220,977)     (278,398)
                                                            ===========      =============    ==============   ===========
Basic and diluted loss per common share before
  cumulative effect of accounting change (note 4)                 (2.24)             (5.11)            (3.08)        (6.74)
Cumulative effect of accounting change                      $        --                 --             (2.24)           --
                                                            -----------      -------------    --------------   -----------
Basic and diluted net loss per common share                 $     (2.24)             (5.11)            (5.32)        (6.74)
                                                            ===========      =============    ==============   ===========

  See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

             Condensed Consolidated Statements of Comprehensive Loss
                                   (unaudited)

                                                              Three months ended                     Six months ended
                                                                    June 30,                             June 30,
                                                          ------------------------------     ----------------------------------
                                                              2002             2001               2002               2001
                                                          ------------     -------------     ---------------    ---------------
                                                                                amounts in thousands
Net loss                                                  $    (83,941)         (201,957)           (202,917)          (260,338)
                                                          ------------     -------------     ---------------    ---------------

Other comprehensive income, net of tax
      Unrealized holding losses                                (13,596)            1,530             (14,636)            (2,475)
      Less reclassification adjustment for
        losses included in earnings                                 --                --                  --              9,000
      Foreign currency translation adjustments                   1,446               736               1,506              3,273
                                                          ------------     -------------     ---------------    ---------------

        Other comprehensive income (loss)                      (12,150)            2,266             (13,130)             9,798
                                                          ------------     -------------     ---------------    ---------------

        Comprehensive loss                                $    (96,091)         (199,691)           (216,047)          (250,540)
                                                          ============     =============     ===============    ===============

  See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

            Condensed Consolidated Statement of Stockholders' Equity

                         Six months ended June 30, 2002
                                   (unaudited)

                                                                                                           Accumulated
                                                            Common Stock                 Additional           other
                                                    -------------------------------       paid-in         comprehensive
                                                       Series A          Series B          Capital            Loss
                                                    --------------      -----------     -------------    ---------------
                                                                           amounts in thousands
Balance at January 1, 2002                          $        6,753           34,772         1,980,389           (10,650)

   Net loss                                                     --               --                --                --
   Other comprehensive loss                                                                                     (13,130)
   Contribution by Liberty Media of
     intercompany notes receivable (note 3)                     --               --            19,203                --
   Retirement of fractional shares in
     connection with reverse stock split                        (1)              --               (10)               --
   Series B common stock exchanged for
     Series A common stock                                       6               (6)               --                --
   Accretion and dividends on
     redeemable preferred stock                                 --               --           (18,060)               --
   Recognition of stock compensation
     related to restricted stock awards,
     net of taxes                                               --               --                90                --
                                                    --------------      -----------     -------------  ----------------

Balance at June 30, 2002                            $        6,758           34,766         1,981,612           (23,780)
                                                    ==============      ===========     =============  ================


                                                                                             Total
                                                       Accumulated        Treasury        stockholders'
                                                         Deficit            Stock            Equity
                                                      ------------       ----------      --------------
                                                                    amounts in thousands
Balance at January 1, 2002                              (1,551,346)            (325)            459,593

   Net loss                                               (202,917)              --            (202,917)
   Other comprehensive loss                                                                     (13,130)
   Contribution by Liberty Media of
     intercompany notes receivable (note 3)                     --               --              19,203
   Retirement of fractional shares in
     connection with reverse stock split                        --               --                 (11)
   Series B common stock exchanged for
     Series A common stock                                      --               --                  --
   Accretion and dividends on
     redeemable preferred stock                                 --               --             (18,060)
   Recognition of stock compensation
     related to restricted stock awards,
     net of taxes                                               --               --                  90
                                                      ------------       ----------      --------------

Balance at June 30, 2002                                (1,754,263)            (325)            244,768
                                                      ============       ==========      ==============

  See accompanying notes to condensed consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                       Six months ended
                                                                                           June 30,
                                                                           -------------------------------------
                                                                                  2002                 2001
                                                                           -----------------    ----------------
                                                                                      amounts in thousands
                                                                                          (see note 5)
Cash flows from operating activities:
   Net loss                                                                 $      (202,917)            (260,338)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
        Stock compensation                                                              146                  122
        Depreciation and amortization                                                67,268               86,480
        Impairment of long-lived assets                                               6,514                   --
        Non-cash interest expense                                                       582               10,681
        Share of losses of affiliates                                                 3,358              165,078
        Unrealized losses (gains) on financial instruments                              753              (14,002)
        Nontemporary declines in fair value of investments                           58,948               39,932
        Loss on settlement of litigation                                                 --                3,700
        Minority interests in loss of consolidated subsidiaries                        (383)             (16,023)
        Deferred tax benefit                                                         (1,585)             (18,680)
        Cumulative effect of accounting change, net of taxes                         93,131                   --
        Other non-cash items                                                          2,647                2,978
        Changes in operating assets and liabilities:
              Change in receivables and prepaid expenses                             (1,951)              (2,108)
              Change in accruals and payables                                         5,791               (8,882)
                                                                           ----------------     ----------------

                Net cash provided (used) by operating activities                     32,302              (11,062)
                                                                           ----------------     ----------------

Cash flows from investing activities:
   Investments in and advances to affiliates and investees                          (23,350)            (178,901)
   Capital expended for equipment                                                   (26,315)             (46,503)
   Acquisition of minority interest of subsidiary                                        --              (17,445)
   Other investing activities                                                          (469)              (2,693)
                                                                           ----------------     ----------------

                Net cash used by investing activities                               (50,134)            (245,542)
                                                                           -----------------    ----------------

Cash flows from financing activities:
   Borrowings of third-party debt                                                    22,000               57,000
   Repayments of third-party debt                                                    (5,406)             (15,000)
   Advances from parent                                                               6,573                   --
   Repayments of note payable to parent                                              (6,573)              (6,572)
   Cash contributions from parent                                                        --               21,969
   Cash payments of preferred stock dividends                                            --              (15,000)
   Other financing activities                                                            49                   --
                                                                           ----------------     ----------------

                Net cash provided by financing activities                            16,643               42,397
                                                                           ----------------     ----------------

                Net decrease in cash and cash equivalents                            (1,189)            (214,207)

                Cash and cash equivalents:
                   Beginning of period                                               33,913              466,617
                                                                           ----------------     ----------------

                   End of period                                            $        32,724              252,410
                                                                            ===============     ================

  See accompanying notes to condensed consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2002
                                   (unaudited)

(1)      BASIS OF PRESENTATION
         The accompanying condensed consolidated financial statements include the accounts of Liberty Satellite & Technology, Inc. and those of all majority-owned or controlled subsidiaries ("LSAT" and together with its consolidated subsidiaries, the "Company"). All significant inter-company transactions have been eliminated.

         GENERAL. LSAT has been a consolidated subsidiary of Liberty Media Corporation ("Liberty Media") since March 16, 2000, when LSAT issued preferred stock to Liberty Media in exchange for certain assets. On March 28, 2000, Liberty Media acquired voting control of Ascent Entertainment Group, Inc. ("Ascent"), and on June 8, 2000, Liberty Media completed its acquisition of Ascent pursuant to which Ascent became an indirect wholly-owned subsidiary of Liberty Media. Ascent's primary operating subsidiary is On Command Corporation ("On Command"), which provides in-room, on-demand video entertainment and informational services to hotels, motels and resorts. At June 30, 2002, Liberty Media, primarily through its ownership interest in Ascent, controlled approximately 63% of the outstanding On Command common stock ("On Command Common Stock"). On April 1, 2002, LSAT issued 34,000,000 shares of its Series B common stock ("Series B Common Stock") to Liberty Media in exchange for the 89.41% interest in Liberty Satellite, LLC ("LSAT LLC") not already owned by LSAT, and 100% of the capital stock of Ascent (the "LSAT LLC and Ascent Transaction"). As a result of the consummation of the LSAT LLC and Ascent Transaction, Liberty Media's common stock ownership in LSAT increased to 84.1% and its voting power in LSAT increased to 97.6%. The foregoing transactions are described in greater detail below.

         As a result of the consummation of the LSAT LLC and Ascent Transaction, LSAT became the owner of 100% of the equity interests of Ascent and LSAT LLC. Due to the fact that LSAT, LSAT LLC and Ascent are all under the common control of Liberty Media, the LSAT LLC and Ascent Transaction has been accounted for in a manner similar to a pooling-of-interests. As such, the Company's financial statements have been restated to include LSAT LLC and Ascent as wholly-owned subsidiaries of LSAT, effective with the respective March 2000 dates that Liberty Media acquired control of such entities.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

         Separate results of operations for LSAT, LSAT LLC and Ascent for the periods prior to the LSAT LLC and Ascent Transaction are as follows:

                                                          Three months          Six months
                                                             ended                ended
                                                        March 31, 2002        June 30, 2001
                                                      -----------------    ------------------
                                                               amounts in thousands
                  REVENUE
                  LSAT                                $             105                   210
                  LSAT LLC                                           --                    --
                  Ascent                                         57,383               136,790
                                                      -----------------    ------------------

                  Combined                            $          57,488               137,000
                                                      =================    ==================

                  NET EARNINGS (LOSS)
                  LSAT                                $           7,136               (24,557)
                  LSAT LLC                                      (13,223)             (173,862)
                  Ascent (1)                                   (112,889)              (61,919)
                                                      -----------------    ------------------

                  Combined                            $        (118,976)             (260,338)
                                                      =================    ==================

                  ----------
                  (1) Includes Liberty Media purchase accounting adjustments that have not been "pushed down" to Ascent's historical financial statements.

         In addition to LSAT's interests in On Command and various investments, the Company is currently pursuing strategic opportunities worldwide in the distribution of Internet and other content via satellite and related businesses.

         CONTRIBUTION OF SPRINT PCS STOCK AND FORMATION OF LSAT LLC. On March 16, 2000, LSAT completed two transactions with Liberty Media. Pursuant to the terms of the first transaction, LSAT acquired a beneficial interest in 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock") with an aggregate market value on the closing date of $300,000,000 in exchange for 150,000 shares of LSAT Series A Preferred Stock with a liquidation value of $150,000,000 and 150,000 shares of LSAT Series B Preferred Stock ("Series B Preferred Stock") with a liquidation value of $150,000,000. The shares of Series B Preferred Stock have super voting rights, which give Liberty Media voting control over LSAT. Accordingly, since March 16, 2000, LSAT has been a consolidated subsidiary of Liberty Media.

         Pursuant to the terms of the second transaction with Liberty Media, LSAT (through its wholly-owned subsidiaries) became the managing member of two newly formed limited liability companies, LSAT LLC and LSAT Astro LLC ("LSAT Astro," and together with LSAT LLC, the "LSAT Joint Ventures"). LSAT contributed (i) its beneficial interest in 4,221,921 shares of General Motors Corporation Class H common stock ("GM Hughes Stock"), subject to a stock appreciation right, and (ii) other assets to LSAT LLC in exchange for a 10.59% ownership interest in LSAT LLC. Liberty Media contributed cash and its interests in various satellite related assets, including an 86.01% ownership interest in LSAT Astro, to LSAT LLC in exchange for the remaining 89.41% ownership interest in LSAT LLC. As LSAT is a consolidated subsidiary of Liberty Media, all of the assets contributed by LSAT and Liberty Media to the LSAT Joint Ventures were recorded at their net book values at the date of contribution.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

         LIBERTY MEDIA'S ACQUISITION OF ASCENT. On March 28, 2000, Liberty Media completed its cash tender offer for the outstanding common stock of Ascent at a price of $15.25 per share. Approximately, 85% of the outstanding common shares of Ascent were tendered in the offer, and Liberty Media paid approximately $385,000,000. On June 8, 2000, Liberty Media completed its acquisition of 100% of Ascent for an additional $67,000,000. The total purchase price for the acquisition was $452,000,000. Liberty Media accounted for such transaction using the purchase method of accounting.

         LSAT LLC AND ASCENT TRANSACTION. On August 16, 2001, LSAT entered into two separate purchase agreements with Liberty Media and certain of its subsidiaries and affiliates. Both agreements were amended in November 2001 and January 2002. One agreement provided for LSAT's acquisition of certain subsidiaries of Liberty Media that hold an aggregate 89.41% ownership interest in LSAT LLC in exchange for 25,298,379 shares of Series B Common Stock. The second purchase agreement provided for LSAT's acquisition of 100% of the capital stock of Ascent from a subsidiary of Liberty Media in exchange for 8,701,621 shares of Series B Common Stock. The foregoing transactions closed on April 1, 2002. As noted above, the LSAT LLC and Ascent Transaction has been accounted for in a manner similar to a pooling-of-interests.

         REVERSE STOCK SPLIT. On April 1, 2002, LSAT effected 1 for 10 reverse stock splits of its Series A common stock ("Series A Common Stock") and Series B Common Stock. All share and per share amounts included in these condensed consolidated financial statements have been adjusted to give retroactive effect to such reverse stock splits.

         These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Certain prior period amounts have been reclassified for comparability with the 2002 presentation.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

(2)      NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("Statement 141"), and Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies, for all purchase method business combinations completed after June 30, 2001, criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

         The Company adopted the provisions of Statement 141 upon issuance, and adopted Statement 142 effective January 1, 2002. Statement 141 requires that upon adoption of Statement 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. In connection with Statement 142's transitional goodwill impairment evaluation, the Company was also required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. In connection with the adoption of Statement No. 142, the Company recognized a $93,131,000 impairment loss, net of taxes, as the cumulative effect of a change in accounting principle.

         Adjusted net loss applicable to common stockholders and pro forma loss per common share for the three and six months ended June 30, 2001, exclusive of amortization expense related to goodwill are as follows (amounts in thousands, except per share amounts):

                                                                         Three months         Six months
                                                                             ended               ended
                                                                        June 30, 2001        June 30, 2001
                                                                       ---------------      ---------------
         Net loss applicable to common stockholders, as reported       $      (210,987)            (278,398)
         Amortization of goodwill                                                9,380               18,728
                                                                       ---------------      ---------------

         Net loss applicable to common stockholders, as adjusted       $      (201,607)            (259,670)
                                                                       ================     ===============

         Pro forma basic and diluted loss per common share, as
           reported                                                    $         (5.11)               (6.74)
         Amortization of goodwill                                                  .23                  .45
                                                                       ---------------      ---------------
         Pro forma basic and diluted loss per common share, as
           adjusted                                                    $         (4.88)               (6.29)
                                                                       ===============      ===============

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supercedes prior statements that address the disposal of a segment of a business, and eliminates the exception to consolidation for subsidiaries for which control is likely to be temporary. Statement 144 retains the prior statement's fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. Statement 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS ("Statement 145"). Statement 145 rescinds FASB Statement No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, and an amendment of that Statement, FASB Statement No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS. Statement 145 also rescinds FASB Statement No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS. Statement 145 amends FASB Statement No. 13, ACCOUNTING FOR LEASES, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of Statement 145 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of Statement 146 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

(3)      TRANSACTIONS WITH LIBERTY MEDIA AND OTHER RELATED PARTIES

         TRANSACTIONS WITH LIBERTY MEDIA

         NOTE PAYABLE. In connection with the March 16, 2000 formation of LSAT LLC, LSAT issued a $60,000,000 note payable to Liberty Media in exchange for its 13.99% ownership interest in LSAT Astro. The note bears interest at the 3 month London Interbank Offering Rate ("LIBOR") plus 2% (3.84% at June 30, 2002). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. At June 30, 2002, the unpaid principal on the note was $48,411,000 and the accrued interest on the note was $630,000.

         TAX LIABILITY ALLOCATION AND INDEMNIFICATION AGREEMENT. In connection with the LSAT LLC and Ascent Transaction, LSAT and Liberty Media entered into a tax liability allocation and indemnification agreement whereby LSAT will be obligated to make a cash payment to Liberty Media in each year that LSAT (taken together with any of its subsidiaries) has taxable income. The amount of the payment will be equal to the amount of the taxable income of LSAT and its subsidiaries (determined as if LSAT and its subsidiaries filed a separate return) multiplied by the highest applicable corporate tax rate. In the event that (1) LSAT and its subsidiaries, when treated as a separate group, has a net operating loss or deduction or is entitled to a tax credit for a particular year; and (2) Liberty Media is able to use such loss, deduction or credit to reduce its tax liability, LSAT will be entitled to a credit against current and future payments to Liberty Media under the agreement. If LSAT disaffiliates itself with Liberty Media and the members of Liberty Media's affiliated group prior to the time that LSAT is able to use such credit, LSAT will be entitled to a payment from Liberty Media at the earlier of the time that (1) LSAT and its subsidiaries show they could have used the net operating loss or net tax credit to reduce their own separately computed tax liability or (2) the voting power of the stock of LSAT held by Liberty Media and the members of its affiliated group drops below 20%.

         In addition, under the tax liability allocation and indemnification agreement, LSAT will have the opportunity to participate in the defense of claims of the Internal Revenue Service that might affect its liability under the agreement, and to participate in tax refunds paid to Liberty Media where such refunds are due in part to LSAT's operations.

         At June 30, 2002, Ascent owed $15,063,000 to Liberty Media pursuant to a tax liability allocation and indemnification agreement. Such amount is non-interest bearing and is due on demand.

         EXPENSE ALLOCATIONS AND REIMBURSEMENTS. Liberty Media allocates rent, salaries, benefits and certain other general and administrative expenses to the Company. Although there is no written agreement with Liberty Media for these allocations and reimbursements, the Company believes the allocated amounts to be reasonable. The aggregate allocations from Liberty Media were $265,000 and $262,000 for the six months ended June 30, 2002 and 2001, respectively. Such amounts are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In addition, the Company reimburses Liberty Media for certain expenses paid by Liberty Media on behalf of the Company. Amounts owed to Liberty Media pursuant to these arrangements ($154,000 at June 30, 2002) are non-interest bearing and are generally paid on a monthly basis.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

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

         SALE OF ASCENT NETWORK SERVICES. Effective September 4, 2001, Ascent completed the sale of Ascent Network Services to Liberty Livewire Corporation ("Liberty Livewire"), a consolidated subsidiary of Liberty Media, for cash consideration of $32,038,000. Ascent Network Services provides video distribution services to the NBC television network and other private networks. As Ascent and Liberty Livewire are both consolidated subsidiaries of Liberty media, no gain or loss was recognized in connection with this transaction. During the six months ended June 30, 2001, Ascent Network Services paid management fees to Liberty Livewire aggregating $4,800,000. Such management fees are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

         PUT OPTION LIABILITY. Effective September 29, 2000, LSAT LLC acquired a 1% managing common interest in a joint venture ("IB2 LLC") from a subsidiary of Liberty Digital, Inc. ("Liberty Digital") for $652,000. Liberty Digital, an indirect wholly-owned subsidiary of Liberty Media, retained a preferred interest (the "Preferred Interest") in IB2 LLC, which owns approximately 360,000 shares of iBEAM Broadcasting Corp. ("iBEAM") common stock ("iBEAM Stock"). The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM Stock on September 29, 2000) plus a 9% return, compounded annually (the "Put Option"). LSAT LLC has the right to call Liberty Digital's Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances, including iBEAM's bankruptcy, LSAT LLC can force Liberty Digital to exercise the Put Option prior to September 29, 2008.

         During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying the Put Option liability at an amount ($29,742,000 at June 30, 2002), which represents the Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the Put Option will be limited to Liberty Digital's 9% return on the Put Option liability.

         Changes in the fair market value of the Put Option subsequent to September 29, 2000 have been recognized as unrealized gains (losses) on financial instruments in the Company's consolidated statements of operations. During the six months ended June 30, 2002 and 2001, the Company recorded unrealized losses of $1,254,000 and $2,460,000, respectively, related to the Put Option.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

         TRANSACTIONS WITH OTHER RELATED PARTIES

         PHOENIXSTAR MANAGEMENT AGREEMENT. Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar, Inc. (formerly known as PRIMESTAR, Inc.) ("Phoenixstar") pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly management fee. Prior to 1999, the Company beneficially owned 37% of Phoenixstar's outstanding shares. In 1999, the Company agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's equity, and to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. Management fees from Phoenixstar aggregated $210,000 for each of the six-month periods ended June 30, 2002 and 2001. In addition, the Company allocates certain general and administrative expenses, such as office rent and computer support to Phoenixstar. Under the current management agreement, expense allocations have been limited to $5,000 per month since February 2001. Such allocations aggregated $30,000 and $39,000 during the six months ended June 30, 2002 and 2001, respectively, and are reflected as a reduction of general and administrative expenses in the accompanying condensed consolidated statements of operations.

(4)      LOSS PER COMMON SHARE
         The loss per common share for the three and six months ended June 30, 2002 and 2001 is based on 41,523,600 and 41,524,200 weighted average shares outstanding during the three and six month 2002 periods, respectively and 41,320,400 weighted average shares outstanding during each of the 2001 periods. Potential common shares were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive. At June 30, 2002, the number of potential common shares was approximately 2,159,000. Such potential common shares consist of stock options to acquire shares of Series A Common Stock and securities that are convertible into 1,696,717 shares of Series B Common Stock at June 30, 2002. The foregoing potential common share amounts do not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of stock options.

(5)      SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
         Cash paid for interest was $8,333,000 and $14,281,000 for the six months ended June 30, 2002 and 2001, respectively. Cash paid for income taxes was not significant during these periods. There were no significant non-cash investing and financing activities for the six months ended June 30, 2002. Significant non-cash investing and financing activities for the six months ended June 30, 2001 are as follows (amounts in thousands):

                      Recorded value of cost investment acquired    $     20,000
                      Conversion of note receivable                       (5,000)
                                                                    ------------
                      Cash paid for cost investment                 $     15,000
                                                                    ============

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

(6)      INVESTMENTS IN AFFILIATES
         The following table reflects the Company's carrying amount of its investments accounted for using the equity method:

                                                                               June 30,            December 31,
                                                                                 2002                 2001
                                                                          ----------------        -------------
                                                                                  amounts in thousands
               ASTROLINK International LLC ("Astrolink")                  $             --                   --
               Aerocast.com, Inc. ("Aerocast")                                       9,447               12,158
                                                                           ---------------        -------------

                                                                          $          9,447               12,158
                                                                          ================        =============

         The following table reflects the Company's share of losses of affiliates:

                                                                                     Six months ended
                                                                                         June 30,
                                                                          -------------------------------------
                                                                                2002                  2001
                                                                          ---------------         -------------
                                                                                  amounts in thousands
               Astrolink                                                  $          (647)             (162,144)
               Aerocast                                                            (2,711)               (2,934)
                                                                          ---------------         -------------

                                                                          $        (3,358)             (165,078)
                                                                          ===============         =============

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

         During the second quarter of 2002, LSAT signed a non-binding letter of intent with the other partners of Astrolink, in connection with a proposed restructuring of Astrolink. The non-binding letter of intent contemplates the settlement of all claims among the parties and their affiliates relating to Astrolink and the acquisition of all the assets of Astrolink by LSAT. If the transactions contemplated by the non-binding letter of intent are consummated, Liberty Media will make a capital contribution to LSAT at the closing, in exchange for shares of Series B Common Stock at fair market value at closing. The parties have agreed not to publicly disclose the specific economic terms of the proposed transaction, pending execution of a definitive agreement on such terms. Subject to consummation of the transactions contemplated by the non-binding letter of intent, and any necessary regulatory approvals, LSAT currently plans to pursue a revised operating plan for the new Astrolink system, taking into account current financial and market factors. The transactions contemplated by the non-binding letter of intent are subject to, among other conditions, the negotiation, execution and delivery of definitive agreements, required third party and governmental consents, and the termination or renegotiation, on terms acceptable to LSAT, of Astrolink's prior procurement contracts.

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

         Since LSAT Astro's investment in Astrolink was reduced to zero at December 31, 2001, LSAT Astro's share of Astrolink's losses since December 31, 2001 has been limited to the amounts loaned to Astrolink by the Company during the six months ended June 30, 2002 ($647,000). At June 30, 2002, the Company was not obligated to provide additional funding to Astrolink.

         AEROCAST

         LSAT LLC owns an approximate 45.5% ownership interest in Aerocast. Aerocast is developing next generation streaming media technologies for broadband network operators and video content providers. Aerocast intends to utilize terrestrial and satellite platforms to distribute streaming media to businesses and consumers with high-speed internet access.

         At June 30, 2002, the carrying amount of the Company's investment in Aerocast exceeded the Company's proportionate share of Aerocast's net assets by $7,627,000. Such excess relates to intellectual property and technology developed by Aerocast, and is being amortized over a useful life of five years. Amortization aggregated $1,041,000 and $983,000 for the six months ended June 30, 2002 and 2001, respectively, and is included in share of losses of affiliates.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

         Aerocast is in the start-up phase of its business, and the Company anticipates that Aerocast will need additional financing to fund its business plan. In order to maintain its current ownership interest in Aerocast, the Company may be required to participate in such additional financing. If the Company is unable or unwilling to provide additional financing, its ownership interest may be diluted or it may forfeit certain voting or other shareholder rights. There is no assurance that Aerocast will be able to obtain the necessary financing on acceptable terms. If it is unable to secure the necessary financing, Aerocast may be forced to alter its business plan or consider a plan of liquidation.

         Summarized unaudited combined financial information for Aerocast is as follows:

                                                      Six months ended
                                                          June 30,
                                           ------------------------------------
                                                 2002                  2001
                                           -----------------    ---------------
                                                   amounts in thousands
         COMBINED OPERATIONS
            Revenue                        $            57                  --
            Operating expenses                      (3,507)             (5,173)
            Depreciation                              (197)               (122)
            Other income                                32                 310
                                           ---------------      --------------

               Net loss                    $        (3,615)             (4,985)
                                           ===============      ==============

(7) INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                             June 30,              December 31,
                                                               2002                    2001
                                                         ----------------          ------------
                                                                 amounts in thousands
            Sprint Corporation PCS Group
               ("Sprint PCS Group") (a)*                 $        299,458               301,840
            Sky Latin America (b)                                 126,764               175,048
            Hughes Electronics Corporation
               ("GM Hughes") (c)*                                  38,067                42,894
            XM Satellite Radio Holdings, Inc.
               ("XMSR") (d)*                                       27,864                29,475
            Other (e)                                              26,376                28,225
                                                         ----------------          ------------

                                                         $        518,529               577,482
                                                         ================          ============

         * Denotes an investment carried as an available-for-sale security. Amounts shown in the table represent the combined fair market value of the security and any related derivative instrument.

         (a) SPRINT PCS GROUP

         The Company acquired beneficial interest in 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock") from Liberty Media in March 2000. The Company accounts for such investment as an available-for-sale security.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

         The trust holding the Sprint PCS Stock for LSAT's benefit has entered into an equity collar (the "Sprint PCS Collar") with a financial institution with respect to the Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. LSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or the Company. At June 30, 2002, the fair value of the Sprint PCS Collar was approximately $276,729,000.

         Effective May 9, 2001, LSAT transferred (i) its beneficial interest in the Sprint PCS Stock, (ii) the Sprint PCS Collar and (iii) the PCS Loan Facility (as described in note 8) to LSAT LLC in exchange for two secured demand promissory notes in the aggregate principal amount of $224,226,000. Such notes bear interest at a rate of 6.5% per annum and are due in March 2003. As LSAT LLC is a consolidated subsidiary of LSAT, there was no effect on the Company's consolidated balance sheet on the date of the transaction.

         (b) SKY LATIN AMERICA

         The amounts shown in the table for Sky Latin America represent the aggregate book basis of a number of different satellite television operators located in Mexico, Brazil, Chile, Colombia and Argentina. LSAT LLC has a 10% beneficial interest in each of the Sky Latin America businesses.

         During the second quarter of 2002, the Company recorded a $58,948,000 loss to reflect a nontemporary decline in the value of LSAT LLC's investment in Sky Latin America.

         (c) GM HUGHES

         The Company, through LSAT LLC, holds 1,821,921 shares of General Motors Corporation Class H common stock ("GM Hughes Stock") and accounts for such shares as available-for-sale.

         LSAT LLC has entered into a put spread collar with a financial institution with respect to its shares of GM Hughes Stock. The collar
         (i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At June 30, 2002, the fair value of the GM Hughes put spread collar was approximately $19,119,000, which represented an increase of $4,373,000 from December 31, 2001. Such increase is included in unrealized gains on financial instruments in the accompanying condensed consolidated statement of operations.

         (d) XMSR

         XMSR, a publicly traded company, offers 100 national audio channels of music, news, talk, sports and children's programming from two satellites directly to vehicle, home and portable radios. LSAT LLC currently owns 1,000,000 shares of XMSR common stock representing an approximate 1% interest.

         LSAT LLC has entered into an equity collar with a financial institution with respect to its shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

         require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At June 30, 2002, the fair value of the XMSR equity collar was approximately $20,614,000.

         On June 27, 2001, LSAT LLC entered into an agreement to lend 1,000,000 shares of XMSR to a third party. The obligation of such third party to return those shares to LSAT LLC is secured by cash collateral equal to 100% of the market value of that stock, which was $7,250,000 at June 30, 2002. Such cash collateral is reported as restricted cash in the accompanying condensed consolidated balance sheet. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of 0.15% per annum. As of June 30, 2002, 1,000,000 shares of XMSR had been lent under this agreement. The loan has no stated maturity date.

         (e) OTHER

         On March 30, 2001, On Command acquired certain preferred stock of STSN, Inc. ("STSN") in exchange for cash of $15,000,000 and the conversion of a $5,000,000 convertible promissory note. During the fourth quarter of 2001, On Command recorded a $16,539,000 loss to reflect an other than temporary decline in the estimated fair value of its investment. Such estimated fair value was based on the price of securities sold by STSN to On Command and other investors during the first quarter of 2002. In this regard, On Command purchased $2,599,000 of preferred stock from STSN during the first six months of 2002.

         During the first quarter of 2002, On Command transferred certain equipment with a carrying value of $1,411,000 to STSN. In connection with this transfer, STSN agreed to make quarterly royalty payments to On Command equal to 20% of the net operating margin of the assets transferred for the next seven years. For purposes of these royalty payments, net operating margin is defined as gross revenue less all direct costs. Due to the uncertainty involved in estimating these royalty payments, On Command recorded an impairment loss on this transaction equal to the $1,411,000 carrying value of the contributed equipment. The royalty payments from STSN are recognized as revenue when received by On Command. During the first six months of 2002, royalty payments received from STSN were not significant.

         During the first quarter of 2001, On Command completed a transaction that resulted in On Command's acquisition of a 7.5% interest in e-ROOM CORPORATION ("e-ROOM") and the settlement of certain litigation. To acquire the 7.5% interest and settle the litigation, On Command (i) contributed its Asia-Pacific subsidiaries to e-ROOM and transferred On Command intercompany receivables from such subsidiaries to e-ROOM, (ii) issued 275,000 shares of On Command Common Stock to e-ROOM, and (iii) paid $1,000,000 to e-ROOM. On Command also agreed that e-ROOM will have the option during the 15 day period beginning on March 1, 2003 to cause On Command to repurchase all, but not less than all, of the 275,000 shares of On Command Common Stock issued to e-ROOM at a price of $15 per share. Such repurchase obligation will terminate if the On Command Common Stock closes at or above $15 per share on any ten consecutive trading days prior to March 1, 2003, and the shares of On Command Common Stock held by e-ROOM are freely tradable during such period. Due to the existence of this repurchase obligation, On Command valued the On Command Common Stock issued to e-ROOM at $15 per share. The excess of the value assigned to the consideration paid to e-ROOM

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

         over the then estimated $5,298,000 fair value of the 7.5% interest in e-ROOM received by On Command has been reflected as loss on settlement of litigation in the accompanying condensed consolidated statements of operations. On Command's original estimate of the litigation loss resulted in a $4,764,000 charge during the fourth quarter of 2000. An additional charge of $3,700,000 was recorded during the first quarter of 2001 to reflect a change in the estimate of the amount of On Command's intercompany receivables to be transferred to e-ROOM. During the fourth quarter of 2001, On Command recorded a $2,000,000 impairment charge to reflect an other than temporary decline in the estimated fair value of its investment in e-ROOM.

         DERIVATIVE INSTRUMENTS

         The Company uses equity collars and put spread collars to manage fair value risk associated with certain investments. Derivative instruments are generally not used for speculative purposes. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counterparties, consisting primarily of major financial institutions and does not expect nonperformance by any of its counterparties.

         The Company's equity collars are accounted for as fair value hedges. Accordingly, changes in the fair value of the equity collars are recognized in earnings as unrealized gains or losses on financial instruments along with the changes in the fair value of the underlying securities. The Company's put spread collars have not been designated as fair value hedges, and therefore changes in the fair value of the put spread collars are recorded as unrealized gains or losses on financial instruments in the Company's condensed consolidated statements of operations.

         For derivatives designated either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with Statement of Financial Accounting Standard No. 133, had no impact on earnings for the six months ended June 30, 2002 and 2001. No fair value hedges or cash flow hedges were derecognized or discontinued during the six months ended June 30, 2002 and 2001.

         For the six months ended June 30, 2002, unrealized losses on financial instruments include a $4,373,000 gain related to the GM Hughes put spread collar, a $3,872,000 loss related to changes in the time value of equity collars and a $1,254,000 loss related to the iBEAM Put Option.

         NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS

         During the six months ended June 30, 2002 and 2001, the Company determined that certain of its investments experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective estimated fair values. Such adjustments resulted in recognized losses of $58,948,000 (all of which related to Sky Latin America) during the 2002 period, and $39,932,000 (including $20,518,000 related to LSAT LLC's investment in Wildblue Communications, Inc. ("Wildblue") and $14,575,000 related to LSAT LLC's investment in XMSR) during the 2001 period.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

         Investments in available-for-sale securities (including related equity collars) are summarized below. Such amounts are in addition to the unrealized gains and losses recognized in the condensed consolidated statements of operations.

                                                            June 30,               December 31,
                                                              2002                    2001
                                                         --------------           -------------
                                                                 amounts in thousands
         Equity securities
             Fair value                                  $      374,894                 388,163
                                                         ==============           =============
             Gross unrealized holding gains              $           --                   3,942
                                                         ==============           =============
             Gross unrealized holding losses             $      (43,292)                (23,532)
                                                         ==============           =============

(8)      DEBT
         Debt is summarized as follows:

                                                            June 30,               December 31,
                                                              2002                     2001
                                                         --------------           -------------
                                                                 amounts in thousands
         On Command Revolving Credit Facility (a)        $      265,633                 263,633
         PCS Loan Facility (b)                                  112,503                  97,503
         Other (c)                                                1,631                   2,037
                                                         --------------           -------------
                                                                379,767                 363,173
         Less current portion                                  (113,412)                   (909)
                                                         --------------           -------------
                                                         $      266,355                 362,264
                                                         ==============           =============

         (a) On Command's revolving credit facility, as amended, (the "On Command Revolving Credit Facility") provides for aggregate borrowings of $275,000,000. Borrowings under the On Command Revolving Credit Facility are due and payable in July 2004. Subject to certain conditions, the On Command Revolving Credit Facility can be renewed for two additional years. On Command's ability to draw additional funds under the On Command Revolving Credit Facility is limited by certain financial covenants. On Command had $9,367,000 of remaining availability under the On Command Revolving Credit Facility at June 30, 2002.

              Revolving loans extended under the On Command Revolving Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of On Command (4.93% effective borrowing rate at June 30, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the On Command Revolving Credit Facility, depending on certain operating ratios of On Command. The On Command Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on On Command's ability to pay dividends or make other distributions, and restrictions on On Command's ability to make capital expenditures. In addition, On Command is required to maintain minimum leverage and interest coverage ratios. On Command was in compliance with such covenants at June 30, 2002. Substantially all of On Command's assets are pledged as collateral for borrowings under the On Command Revolving Credit Facility.

              Although On Command expects to be in compliance with the covenants of the On Command Revolving Credit Facility through December 31, 2002, On Command currently believes that it will not be in compliance with the leverage ratio covenant as of March 31, 2003 as a result of

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

              certain changes to such covenant that take effect for the periods ending subsequent to 2002. On Command intends to seek an amendment to the On Command Revolving Credit Facility that would allow On Command to maintain compliance with this covenant. Although no assurance can be given, On Command believes that it will be successful in obtaining such an amendment on acceptable terms to On Command. In the event On Command is unable to obtain an acceptable amendment to the On Command Revolving Credit Facility, On Command would seek to refinance the On Command Revolving Credit Facility with alternative sources of financing. No assurance can be given that any such alternative financing would be available on terms acceptable to On Command.

         (b) LSAT LLC's revolving credit facility, as amended, provides for maximum borrowings of $303,000,000 (the "PCS Loan Facility"). In May 2001, LSAT transferred its rights and obligations under the PCS Loan Facility to LSAT LLC. The PCS Loan Facility is secured by LSAT LLC's interest in shares of Sprint PCS Stock and by the Sprint PCS Collar described in note 7. Interest accrues at the 30 day LIBOR (1.84% at June 30, 2002) and is payable monthly. The principal balance is due and payable March 10, 2003. At June 30, 2002, borrowing availability pursuant to the PCS Loan Facility was $190,497,000.

         (c)  Other debt represents capital lease obligations.

         The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Due to its variable rate nature, the fair value of the Company's debt approximated its carrying value at June 30, 2002.

(9)      TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS
         During the second quarter of 2001, Ascent purchased 2,245,155 shares of common stock of On Command from On Command's former Chairman of the Board and Chief Executive Officer for aggregate cash consideration of $25,191,000. Such purchase price represents a per share price of $11.22. The closing market price for On Command common stock on the day the transaction was signed was $7.77. The Company has included the $7,746,000 difference between the aggregate market value of the shares purchased and the cash consideration paid in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

(10)     SIGNIFICANT CUSTOMERS
         During the first six months of 2002, hotels owned, managed or franchised by Marriott International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton") and Six Continents Hotels, Inc. ("Six Continents") accounted for 29.3%, 17.0% and 10.9%, respectively, of On Command's room revenue. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command's results of operations and financial condition. However, contracts with respect to individually owned, managed or franchised hotels expire over an extended period of time depending on the installation date of the individual hotel. Additionally, the terms of On Command's contracts with hotels owned by a hotel chain are sometimes different than those of On Command's contracts with hotels that are managed or franchised by the same hotel chain.

         In October 2000, Hilton announced that it would not be renewing its master contract with On Command. In addition, On Command's master contract with Promus Hotel Corporation ("Promus"), a subsidiary of Hilton, expired on May 25, 2002. As a result, hotels owned, managed or franchised by Hilton or Promus are currently subject to a master contract between Hilton and a competitor of On Command. Accordingly, On Command anticipates that hotels owned by Hilton or Promus will not renew their contracts as they expire. On the other hand, hotels that are

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

         managed or franchised by Hilton are not precluded from renewing their contracts with On Command, and, although no assurance can be given, On Command anticipates that certain of those hotels will choose to renew. At June 30, 2002, On Command provided service to approximately 134,000 rooms in 555 hotels that are owned, managed or franchised by Hilton or Promus. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton or Promus. Through June 30, 2002, On Command's contracts with 73 of the aforementioned 555 hotels (19,300 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. On Command's individual contracts with the remaining 482 Hilton or Promus hotels (114,700 rooms) expire at various dates through 2010 with the majority expiring by 2005. Over time, On Command anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton or Promus will decrease. However, due to the uncertainties involved, On Command is currently unable to predict the amount and timing of the revenue decreases.

(11)     COMMITMENTS AND CONTINGENCIES
         The Company leases office space and certain equipment pursuant to noncancelable operating leases. In addition, LSAT LLC has guaranteed certain lease obligations of the Sky Latin America businesses through 2015. Such guarantees aggregated approximately $103,926,000 at December 31, 2001. Currently, LSAT LLC is not certain of the likelihood of being required to perform under such guarantees.

         On Command is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, On Command is committed to carry such suppliers' programming on its video systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of rooms.

         The Company has contingent liabilities related to legal proceedings, taxes and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(12)     INFORMATION ABOUT OPERATING SEGMENTS
         LSAT identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its combined revenue and those equity method affiliates whose share of earnings or losses represent 10% or more of its pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes. The segment presentation for prior periods has been conformed to the current period segment presentation.

         For the six months ended June 30, 2002, LSAT had two operating segments: On Command and Other. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States and is majority owned and consolidated by LSAT. Other includes LSAT's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

         The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant accounting policies. LSAT evaluates performance based on the measures of revenue and operating cash flow. LSAT defines operating cash flow as operating income before deducting stock compensation, depreciation and amortization and impairment of long-lived assets. LSAT's definition of operating cash flow may differ from cash

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

         flow measurements provided by other public companies. LSAT believes operating cash flow is a widely used financial indicator of companies similar to LSAT and its affiliates, which should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. LSAT generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

         LSAT's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology, distribution channels and marketing strategies.

         LSAT utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                              On Command      Other     Eliminations       Total
                                            -------------    --------   ------------     ---------
                                                             amounts in thousands
          PERFORMANCE MEASURES:

          Six months ended, 2002
              Revenue                       $     118,382         210           --         118,592
              Operating cash flow           $      32,133      (1,404)          --          30,729

          Six months ended, 2001
              Revenue                       $     125,553      11,447           --         137,000
              Operating cash flow           $      17,757      (9,516)          --           8,241

          BALANCE SHEET INFORMATION:

          As of June 30, 2002
              Total assets                  $     443,940     568,864           --       1,012,804

         The following table provides a reconciliation of segment operating cash flow to loss before income taxes and minority interest:

                                                                   Six months ended June 30,
                                                                  -----------------------------
                                                                      2002             2001
                                                                  -----------      ------------
                                                                          amounts in thousands
         Segment operating cash flow                              $    30,729          8,241
         Stock compensation                                              (146)          (122)
         Depreciation and amortization                                (67,268)       (86,480)
         Impairment of long-lived assets                               (6,514)            --
         Interest income                                                  963          8,566
         Interest expense                                              (9,786)       (25,137)
         Share of losses of affiliates                                 (3,358)      (165,078)
         Unrealized gains (losses) on financial instruments              (753)        14,002
         Nontemporary declines in fair value of investments           (58,948)       (39,932)
         Loss on settlement of litigation                                  --         (3,700)
         Other, net                                                    (1,800)         2,291
                                                                  -----------      ---------
              Loss before income taxes and minority interests     $  (116,881)      (287,349)
                                                                  ===========      =========

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

(13)     SUBSEQUENT EVENTS
         On July 18, 2002, the Company consummated the sale (the "OCE Sale") of its 70% majority shareholdings in On Command Europe ("OCE") to Techlive Limited ("Techlive"), the owner of the remaining 30% interest in OCE. Proceeds from the sale aggregated $2,550,000. Such proceeds do not reflect any reduction for OCE's cash balances (approximately $1,400,000 at June 30, 2002) that were transferred to Techlive as a part of the OCE Sale. As a result of the consummation of the OCE Sale, On Command recorded a $5,103,000 impairment loss during the second quarter of 2002 to reduce the carrying value of OCE's long-lived assets to the fair value indicated by the OCE Sale.

         Concurrent with the consummation of the OCE Sale, On Command and Techlive entered into a License Agreement (the "License Agreement"), and On Command received a $200,000 payment for (i) the use of the "On Command Europe" corporate name through July 17, 2003; and (ii) the fee due for the first year of the License Agreement. The License Agreement provides OCE with the ability to continue to operate as an authorized On Command distributor, subject to performance criteria to be determined by On Command, for a period of ten years. As part of the agreement, On Command will license software and provide technical support to OCE at escalating per room rates over the next ten years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with the accompanying condensed consolidated financial statements of the Company.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

-    general economic and business conditions and industry trends;
-    trends in hotel occupancy rates and business and leisure travel patterns;
- the regulatory and competitive environment of the industries in which the Company, and the entities in which it has interests, operate;
- uncertainties inherent in new business strategies, new product launches and development plans;
-    rapid technological changes;
- the acquisition, development and/or financing of telecommunications networks and services;
- future financial performance, including availability, terms and deployment of capital;
- the ability of vendors to deliver required equipment, software and services;
-    availability of qualified personnel;
- changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
- changes in the nature of key strategic relationships with major customers, partners and joint venturers;
- competitor responses to the Company's products and services, and the products and services of the entities in which it has interests, and the overall market acceptance of such products and services.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

RECENT TRANSACTIONS

LSAT LLC AND ASCENT TRANSACTION. On August 16, 2001, LSAT entered into two related purchase agreements with Liberty Media and certain of its subsidiaries and affiliates. Both agreements were amended in November 2001 and January 2002. One agreement provided for LSAT's acquisition of certain subsidiaries of Liberty Media that hold an aggregate 89.41% ownership interest in LSAT LLC in exchange for 25,298,379 shares of Series B Common Stock of the Company. The second purchase agreement provided for LSAT's acquisition of 100% of the capital stock of Ascent from a subsidiary of Liberty Media in exchange for 8,701,621 shares of Series B Common Stock of the Company. The foregoing LSAT LLC and Ascent Transaction closed on April 1, 2002. As a result of the consummation of the LSAT LLC and Ascent Transaction, Liberty Media's common stock ownership in LSAT increased to 84.1% and its voting power in the Company increased to 97.6%.

As a result of the consummation of the LSAT LLC and Ascent Transaction, LSAT became the owner of 100% of the equity interests of Ascent and LSAT LLC. Due to the fact that the Company, LSAT LLC and Ascent are all under the common control of Liberty Media, the LSAT LLC and Ascent Transaction has been accounted for by the Company in a manner similar to a pooling-of-interests. As such, the Company's consolidated financial statements have been restated to include LSAT LLC and Ascent as wholly-owned subsidiaries of LSAT effective with the respective March 2000 dates that Liberty Media acquired control of such entities.

As a result of the LSAT LLC and Ascent Transaction, LSAT's primary operating subsidiary is On Command. Through Ascent, a wholly-owned subsidiary of LSAT, LSAT owned approximately 63% of the outstanding On Command Common Stock at June 30, 2002. On Command develops, assembles, installs, and operates proprietary video systems. On Command's primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. On Command also provides, under long-term contracts, in-room viewing of select cable channels and other interactive services to hotels and businesses. The interactive services include video games, Internet offerings, CD quality music and various hotel and guest services. At June 30, 2002, On Command had operating subsidiaries or branches in the United States, Canada, Mexico and Europe. See note 13 to the accompanying condensed consolidated financial statements.

SALE OF ASCENT NETWORK SERVICES. Effective September 4, 2001, Ascent completed the sale of Ascent Network Services to Liberty Livewire, a consolidated subsidiary of Liberty Media, for cash consideration of $32,038,000. Ascent Network Services provides video distributions services to the NBC television network and other private networks. As Ascent and Liberty Livewire are both consolidated subsidiaries of Liberty Media, no gain or loss was recognized in connection with this transaction.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUE

IN-ROOM ENTERTAINMENT REVENUE

Revenue from On Command's in-room entertainment services consists primarily of fees collected from hotels for in-room services provided to hotel guests by On Command ("room revenue"). Services provided by On Command to hotel guests include pay-per-view movies, free-to-guest programming, video games, Internet service, short video products and digital music. On Command also earns revenue from the sale of video systems to third parties and the sale of video equipment to hotels ("video system and equipment sales"). Total in-room entertainment revenue decreased $2,340,000 or 3.7% and $7,171,000 or 5.7% during the three and six months ended June 30, 2002, respectively, as compared to the corresponding prior year periods.

Room revenue decreased $26,000 from $59,156,000 during the three months ended June 30, 2001 to $59,130,000 during the corresponding 2002 period, and decreased $6,633,000 from $120,017,000 during the six months ended June 30, 2001 to $113,384,000 during the corresponding 2002 period. Such changes in room revenue during the three and six-month periods are attributable to a lower volume of pay-per-view buys offset by (i) increases attributable to higher average rates for certain pay-per-view products and (ii) increased revenue from short videos and other new products. During the six-month period, the beneficial effect of the higher rates and new products was more than offset by a reduction in the volume of pay-per-view buys. Most of the decrease in pay-per-view buys in both the three- and six-month periods is attributable to a decline in occupancy rates, as further discussed below. A 3.3% reduction in the average number of rooms served by On Command during the six months ended June 30, 2002, as compared to the corresponding prior year period, also contributed to the decrease in pay-per-view buys. The decline in the average number of rooms served by On Command is attributable to (i) the transfer of certain hotel rooms to e-ROOM as part of a litigation settlement (as further described in note 7 to the accompanying condensed consolidated financial statements), (ii) the loss of rooms to competitors, and (iii) the discontinuance of service to certain non-profitable rooms.

Overall hotel occupancy rates declined 3.8% during the six months ended June 30, 2002, as compared to the corresponding prior year period. In addition, occupancy rates for luxury hotels declined 4.9% over the same period. Since On Command derives a significant portion of its revenue from luxury and other upscale hotels, On Command believes that the occupancy rate for luxury hotels is the best indicator of the impact changes in hotel occupancy are having on On Command's business. Hotel occupancy rates are outside of On Command's control, and changes in hotel occupancy rates can have a significant impact on On Command's results of operations.

During the six months ended June 30, 2002, hotels owned, managed or franchised by Marriott, Hilton and Six Continents accounted for 29.3%, 17.0% and 10.9%, respectively, of On Command's room revenue. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command's results of operations and financial condition. However, contracts with respect to individually owned, managed or franchised hotels expire over an extended period of time depending on the installation date of the individual hotel. Additionally, the terms of On Command's contracts with hotels owned by a hotel chain are sometimes different than those of On Command's contracts with hotels that are managed or franchised by the same hotel chain.

In October 2000, Hilton announced that it would not be renewing its master contract with On Command. In addition, On Command's master contract with Promus, a subsidiary of Hilton, expired on May 25, 2002. As a result, hotels owned, managed or franchised by Hilton or Promus are currently subject to a master contract between Hilton and a competitor of On Command. Accordingly, On Command anticipates that hotels owned by Hilton or Promus will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with On Command, and, although no assurance can be given, On Command anticipates that certain of those hotels will choose to renew. At June 30, 2002, On Command provided service to approximately 134,000 rooms in 555 hotels that are owned, managed or franchised by Hilton or Promus. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton or Promus. Through June 30, 2002, On Command's contracts with 73 of the aforementioned 555 hotels (19,300 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. On Command's individual contracts with the remaining 482 Hilton or Promus hotels (114,700 rooms) expire at various dates through 2010, with the majority expiring by 2005. Over time, On Command anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton or Promus will decrease. However, due to the uncertainties involved, On Command is currently unable to predict the amount and timing of the revenue decreases.

Video system and equipment sales decreased $2,314,000 from $4,183,000 during the three months ended June 30, 2001 to $1,869,000 during the corresponding 2002 period, and decreased $538,000 from $5,536,000 during the six months ended
June 30, 2001 to $4,998,000 during the corresponding 2002 period. Such decreases are primarily attributable to the net effects of decreases in sales of On Command's video systems to third parties, increases in sales of On Command's music systems, and a one-time $700,000 reduction of revenue during the first quarter of 2001 attributable to the net impact of a sales return and the associated restocking fee.

OTHER REVENUE

Other revenue in the 2001 periods is primarily comprised of the revenue of Ascent Network Services. Ascent sold Ascent Network Services to Liberty Livewire on September 4, 2001. For additional information, see note 3 to the accompanying condensed consolidated financial statements.

OPERATING COSTS

IN-ROOM ENTERTAINMENT OPERATING COSTS

In-room entertainment operating costs consist primarily of fees paid to movie and other content providers, hotel commissions, connectivity costs associated with On Command's Internet product, costs associated with the manufacturing of video systems sold to other providers, costs associated with the repair, maintenance and support of video systems and other room service equipment, and costs associated with research and development activities.

In-room entertainment operating costs decreased $3,933,000 or 9.3% and $7,700,000 or 9.3% during the three and six months ended June 30, 2002, as compared to the corresponding prior year periods. The majority of such reductions are attributable to (i) lower labor and overhead costs resulting from a May 2001 corporate restructuring and other cost savings measures, and (ii) a decrease in the costs associated with video system and equipment sales due to lower sales volumes. In addition, an overall reduction in direct in-room service costs (content fees, hotel commissions and other direct in-room service costs) contributed to the decrease during the six-month period. Such decrease in direct in-room service costs resulted from the net effect of (i) increases attributable to higher guest programming costs and (ii) decreases attributable to lower license fee royalties and certain cost saving measures. Hotel commissions generally varied with room revenue and accordingly, lower hotel commissions contributed to the decrease during the six-month period. The increase in guest programming costs is the result of higher rates from program suppliers, and an increase in the number of rooms with upgraded video systems that provide for a greater number of programming alternatives. The decrease in license fee royalties is primarily attributable to a lower volume of feature film buys. Due to changes in the mix of pay-per-view buys, license fee royalties decreased as a percentage of room revenue during the six months ended June 30, 2002, as compared to the corresponding prior year period. Direct in-room service costs represented 50.2% and 48.4% of total room revenue during the six months ended June 30, 2002 and 2001, respectively. The higher percentage in 2002 is primarily attributable to the fact that certain of On Command's content fees and other in-room service costs do not vary with room revenue and occupancy rates.

On Command is a party to various agreements that permit On Command to distribute movies and programming networks. No assurance can be given that the cost of such movies and programming networks will not increase in future periods as contracts expire and renewals are negotiated. Any cost increases that On Command is not able to pass on to its customers would result in increased pressure on On Command's operating margins.

OTHER OPERATING COSTS

Other operating costs in the 2001 periods represent the operating costs of Ascent Network Services. Ascent sold Ascent Network Services to Liberty Livewire on September 4, 2001. For additional information, see note 3 to the accompanying condensed consolidated financial statements.

SELLING GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense decreased $21,050,000 or 78.0% and $28,460,000 or 69.3% during the three and six months ended June 30, 2002, respectively, as compared to the corresponding prior year periods. Costs associated with On Command's relocation and restructuring activities during the 2001 periods accounted for $8,098,000 and $11,445,000 respectively of the decreases. The three and six month decreases also include $7,746,000 related to Ascent's second quarter 2001 purchase of 2,245,155 shares of On Command Common Stock from the then Chief Executive Officer of On Command. For additional information regarding this transaction, see note 9 to the accompanying condensed consolidated financial statements. The remaining decreases are primarily attributable to the elimination of expenses as a result of the September 2001 sale of Ascent Network Services, and cost reductions realized by On Command as a result of a May 2001 corporate restructuring and other cost savings measures.

STOCK COMPENSATION

LSAT records estimated stock compensation pursuant to the intrinsic value method of Accounting Principles Board Opinion No. 25. Such estimate is subject to future adjustment based upon the market value of the underlying common stock. Since none of LSAT's outstanding stock appreciation rights ("SARs") were in-the-money at June 30, 2002 or 2001, LSAT recorded no compensation expense with respect to SARs during the six months ended June 30, 2002 and 2001. The stock compensation expense recorded during the six months ended June 30, 2002 and 2001 is attributable to restricted stock awards granted in February 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased 9,096,000 or 21.3% and $19,212,000 or 22.2% during the three and six months ended June 30, 2002 and 2001 respectively, as compared to the corresponding prior year periods. Such decreases are primarily attributable to the Company's adoption of Statement 142, which, as further described in note 2 to the accompanying condensed consolidated financial statements, required the Company to cease recording goodwill amortization effective January 1, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

On Command recorded impairment losses of $1,411,000 and $5,103,000 during the first and second quarters of 2002, respectively. The first quarter loss relates to a transaction in which certain equipment was transferred to STSN, and the second quarter loss relates to the OCE Sale. For additional information, see notes 7 and 13 to the accompanying condensed consolidated financial statements.

OTHER INCOME (EXPENSE)

The Company recognized interest income of $963,000 and $8,566,000 during the six months ended June 30, 2002 and 2001, respectively. The 2002 income was earned primarily on certain bonds that were purchased by LSAT LLC in August 2001. Such bonds are included with the Company's investment in Sky Latin America. The 2001 income was earned primarily on the cash and cash equivalent balances maintained by Ascent. The majority of Ascent's cash and cash equivalent balances were utilized to redeem the Ascent Senior Secured Discount Notes on December 31, 2001. To a lesser extent, interest earned on LSAT Astro's cash and cash equivalent balances also contributed to the Company's interest income during the six months ended June 30, 2001. During 2001, all of LSAT Astro's cash and cash equivalent balances were utilized to fund the capital calls of Astrolink, LSAT Astro's 31.5%-owned investee.

During the six months ended June 30, 2002 and 2001, the Company recognized interest expense of $9,786,000 and $25,137,000, respectively. The decrease in interest expense represents the combined effect of a decrease in interest rates and a decrease in the Company's weighted average debt balance. The reduction in the Company's weighted average debt balance is primarily due to the December 31, 2001 redemption of the Ascent Senior Secured Discount Notes.

During the six months ended June 30, 2002 and 2001, the Company's share of losses of affiliates aggregated $3,358,000 and $165,078,000, respectively. The 2002 amount includes $2,711,000 representing the Company's share of Aerocast's losses and $647,000 representing losses with respect to the Company's investment in Astrolink. Since LSAT Astro's investment in Astrolink was reduced to zero at December 31, 2001, LSAT Astro's share of Asrtolink's losses has been limited to the amounts loaned to Astrolink by the Company during the six months ended June 30, 2002. At June 30, 2002, the Company was not obligated to provide additional funding to Astrolink. The Company's share of losses for the six months ended June 30, 2001 includes a $155,000,000 loss representing a reduction in the carrying value of LSAT Astro's investment in Astrolink. For additional information, see note 6 to the accompanying condensed consolidated financial statements.

Unrealized gains (losses) on financial instruments during the six months ended June 30, 2002 and 2001 aggregated ($753,000) and $14,002,000, respectively. The details of such gains (losses) are as follows (amounts in thousands):

                                                                   Six months ended
                                                           --------------------------------
                                                                June 30,            June 30,
                                                                  2002               2001
                                                           ------------------      ---------
Change in fair value of GM Hughes put spread collar        $            4,373          3,686
Change in time value of equity collars                                 (3,872)        12,776
Change in fair value of iBEAM put option                               (1,254)        (2,460)
                                                           ------------------      ---------
                                                           $             (753)        14,002
                                                           ==================      =========

Nontemporary declines in fair values of investments aggregated $58,948,000 and $39,932,000 during the six months ended June 30, 2002 and 2001, respectively. The 2002 amount represents a reduction of the carrying value of LSAT LLC's investment in Sky Latin America. The 2001 amount includes reductions of the carrying values of LSAT LLC's investments in Wildblue and XMSR of $20,518,000 and $14,575,000, respectively. For additional information, see note 7 to the accompanying condensed consolidated financial statements.

INCOME TAXES

The Company recognized income tax benefits of $6,712,000 and $10,988,000 during the six months ended June 30, 2002 and 2001, respectively. The 2002 benefit includes a $5,666,000 tax refund received by LSAT as a result of a change in tax law that occurred during the first quarter of 2002. Such change resulted in the elimination of restrictions on the use of net operating loss carryforwards to offset alternative minimum tax liabilities. The 2002 and 2001 income tax benefits also include deferred tax benefits associated with losses recognized by Ascent. Ascent has recognized such losses to the extent that the tax effect of such losses offsets Ascent's deferred income tax liability. At June 30, 2002, Ascent's deferred tax liability was $16,576,000. Ascent's majority-owned subsidiary, On Command, is not included in the consolidated tax return of Liberty Media. At the LSAT level, LSAT is only able to recognize income tax benefits for financial reporting purposes to the extent that such benefits offset recorded income tax liabilities or LSAT generates taxable income. For financial reporting purposes, all of LSAT's income tax liabilities had been fully offset by income tax benefits at June 30, 2002 and 2001. In connection with the consummation of the LSAT LLC and Ascent Transaction, the Company and Liberty Media entered into a Tax Liability Allocation and Indemnification Agreement. For additional information, see note 3 to the accompanying condensed consolidated financial statements.

MINORITY INTERESTS IN LOSS (EARNINGS) OF CONSOLIDATED SUBSIDIARIES

The minority interests' share of losses of consolidated subsidiaries aggregated $383,000 and $16,023,000 during the six months ended June 30, 2002 and 2001, respectively. Such amounts primarily represent the minority interests' share of On Command's net losses. The decrease is primarily attributable to a change in how On Command's losses are allocated. During the first quarter of 2002, the cumulative losses allocated by Ascent to the On Command minority interests exceeded Ascent's carrying amount for the minority interests in On Command's equity. Since the On Command minority interest holders have no obligation to make further contributions to On Command, 100% of On Command's losses for periods subsequent to March 31, 2002 have been, and will be in future periods, allocated to Ascent unless and to the extent that the On Command minority interest holders make additional investments in On Command's equity.

MATERIAL CHANGES IN FINANCIAL CONDITION

LSAT is a holding company that does not generate positive cash flow at the LSAT level. The only subsidiary of LSAT that generates significant revenue is On Command. Due to covenant restrictions contained in On Command's bank credit facility, LSAT is generally not entitled to the cash resources or cash generated by the operations of On Command. The sources of liquidity available to LSAT at the LSAT level are described below.

On a consolidated basis, the Company used cash provided by operating activities of $32,302,000 and cash provided by financing activities of $16,643,000 to fund investing activities of $50,134,000. The Company's investing activities included $23,350,000 of investments in and advances to affiliates and $26,315,000 of capital expenditures.

LSAT LLC's PCS Loan Facility, as amended, provides for maximum borrowings of $303,000,000 and is due and payable on March 10, 2003. The PCS Loan Facility is secured by the Company's interest in the Sprint PCS Stock and the Sprint PCS Collar described below. Interest accrues at the 30 day LIBOR (1.84% at June 30, 2002) and is payable monthly. The Company anticipates that it will use available borrowings under the PCS Loan Facility to fund its investing and operating activities. At June 30, 2002, borrowing availability pursuant to the PCS Loan Facility was $190,497,000.

In March 2000, LSAT entered into a $60,000,000 note payable to Liberty Media. The note bears interest at the 3 month LIBOR plus 2% (3.84% at June 30, 2002). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. At June 30, 2002, the unpaid principal on the note was $48,411,000 and the accrued interest on the note was $630,000.

Borrowings under the PCS Loan Facility and the note payable to Liberty Media are due and payable in March 2003. Although the Company could elect to use proceeds from the sale of its Sprint PCS Stock and the unwinding of the Sprint PCS Collar to repay in full the PCS Loan Facility and the note payable to Liberty Media, the Company might also seek to refinance or extend the PCS Loan Facility and/or the note payable to Liberty Media in order to avoid selling some or all of its Sprint PCS Stock. No assurance can be given that the Company would be able to obtain, on terms acceptable to the Company, the external financing that might be required to repay the Liberty Media note and/or the PCS Loan Facility if such borrowings are not otherwise extended or repaid.

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

As a result of the consummation of the LSAT LLC and Ascent Transaction, Liberty Media no longer has a direct ownership interest in LSAT LLC, and has no obligation to provide funding to LSAT LLC. Accordingly, LSAT's primary sources of liquidity at the LSAT level are expected to be borrowing availability under the PCS Loan Facility and cash and cash equivalent balances held by LSAT. At June 30, 2002, LSAT's cash and cash equivalent balances aggregated $32,724,000. LSAT does not expect Ascent or its principal operating subsidiary, On Command, to provide any of LSAT's financial resources during 2002. The financial resources and requirements of On Command are described below. During 2002, LSAT anticipates that, at the LSAT level, it will use a portion of its financial resources to fund LSAT LLC's capital contributions to Sky Latin America, LSAT's operating deficit, its interest requirements under the PCS Loan Facility and the note payable to Liberty Media, and its preferred stock dividend requirements, as described below.

The On Command Revolving Credit Facility, as amended, provides for aggregate borrowings of $275,000,000. Borrowings under the On Command Revolving Credit Facility are due and payable in July 2004. Subject to certain conditions, the On Command Revolving Credit Facility can be renewed for two additional years. On Command's ability to draw additional funds under the On Command Revolving Credit Facility is limited by certain financial covenants. On Command had $9,367,000 of remaining availability under the On Command Revolving Credit Facility at June 30, 2002.

Revolving loans extended under the On Command Revolving Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of On Command (4.93% effective borrowing rate at June 30, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the On Command Revolving Credit Facility, depending on certain operating ratios of On Command. The On Command Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on On Command's ability to pay dividends or make other distributions, and restrictions on On Command's ability to make capital expenditures. In addition, On Command is required to maintain minimum leverage and interest coverage ratios. On Command was in compliance with such covenants at June 30, 2002. Substantially all of On Command's assets are pledged as collateral for borrowings under the On Command Revolving Credit Facility.

Although On Command expects to be in compliance with the covenants of the On Command Revolving Credit Facility through December 31, 2002, On Command currently believes that it will not be in compliance with the leverage ratio covenant as of March 31, 2003 as a result of certain changes to such covenant that take effect for the periods ending subsequent to 2002. On Command intends to seek an amendment to the On Command Revolving Credit Facility that would allow On Command to maintain compliance with this covenant. Although no assurance can be given, On Command believes that it will be successful in obtaining such an amendment on acceptable terms to On Command. In the event On Command is unable to obtain an acceptable amendment to the On Command Revolving Credit Facility, On Command would seek to refinance the On Command Revolving Credit Facility with alternative sources of financing. No assurance can be given that any such alternative financing would be available on terms acceptable to On Command.

Historically, On Command has required external financing to fund the cost of installing and upgrading video systems in hotels However, during 2002, On Command intends to reduce its reliance on external financing by reducing expenses and by more effectively managing capital expenditures. Assuming On Command is successful in reducing expenses, increasing revenue per equipped room, and more effectively managing capital expenditures, On Command expects that it will be able to rely on cash provided by operations, existing availability under the On Command Revolving Credit Facility, and existing cash and cash equivalent balances to fund its capital expenditures and other anticipated liquidity requirements. On Command's revenue targets for 2002 are based in part on the assumption that the overall hotel occupancy rate for 2002 will be consistent with the 2001 rate. Through June 30, 2002, On Command's actual revenue is approximately 2.7% behind the targeted amount due in large part to decreases in occupancy rates. Although On Command expects to derive increased revenue per equipped room as a result of ongoing system upgrades, no assurance can be given that On Command will meet its revenue targets if occupancy rates do not improve. Nevertheless, On Command expects to compensate for any revenue shortfall by reducing expenses and managing its capital expenditures. Accordingly, although no assurance can be given, On Command continues to believe that it will not require additional sources of liquidity to fund its capital expenditures and anticipated liquidity requirements. Notwithstanding the foregoing, On Command anticipates that it will require additional external financing to (i) fund any significant new growth initiatives or unanticipated liquidity requirements, or (ii) refinance the On Command Revolving Credit Facility, if necessary. No assurance can be given that On Command will be successful in reducing its reliance on external financing during the balance of 2002, and if external financing is required, no assurance can be given that any such financing would be available on terms acceptable to On Command.

The trust holding the Sprint PCS Stock in which LSAT LLC has a beneficial interest has entered into an equity collar with a financial institution for LSAT LLC's benefit with respect to such Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. The trust simultaneously sold a call option giving the counterparty the right to buy the same number of shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash cost to the trust or the Company. The fair value of the Sprint PCS Collar was approximately $276,729,000 at June 30, 2002.

LSAT LLC has entered into a put spread collar with a financial institution with respect to the Company's shares of GM Hughes Stock. The collar (i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64, and (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the 1,821,921 shares of GM Hughes Stock for a weighted average price of $14.80. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. At June 30, 2002, the fair value of the GM Hughes Stock put spread collar was approximately $19,119,000.

LSAT LLC has also entered into an equity collar with a financial institution with respect to the Company's shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash cost to LSAT LLC. The fair value of the XMSR equity collar was approximately $20,614,000 at June 30, 2002.

On June 27, 2001, LSAT LLC entered into an agreement to loan 1,000,000 shares of XMSR to a third party. The obligation of such third party to return those shares to LSAT LLC is secured by cash collateral equal to 100% of the market value of that stock, which was $7,250,000 at June 30, 2002. Such cash collateral is reported as restricted cash in the accompanying consolidated balance sheet. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of .15% per annum. As of June 30, 2002, 1,000,000 shares of XMSR had been lent under this agreement. The loan has no stated maturity date.

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

Effective September 29, 2000, LSAT LLC acquired a 1% managing common interest in IB2 LLC from a subsidiary of Liberty Digital for $652,000. Liberty Digital retained a Preferred Interest in IB2 LLC, which owns approximately 360,000 shares of iBEAM Stock. The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM Stock on September 29, 2000) plus a 9% return, compounded annually (the "Put Option"). LSAT LLC has the right to call Liberty Digital's Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances, including iBEAM's bankruptcy, LSAT LLC can force Liberty Digital to exercise the Put Option prior to September 29, 2008. During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying the Put Option liability at an amount ($29,742,000 at June 30, 2002), which represents the Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the Put Option will be limited to Liberty Digital's 9% return on the Put Option liability.

In March 2000, LSAT issued 150,000 shares of Series A Cumulative Preferred Stock ("Series A Preferred Stock"), and 150,000 shares of Series B Preferred Stock to Liberty Media in exchange for shares of Sprint PCS Stock. On the date of issuance, each such series of preferred stock had an aggregate stated value of $150,000,000. The Series A Preferred Stock and Series B Preferred Stock, which were each issued at a discount to their stated values, are redeemable at the option of Liberty Media on or after April 1, 2020 at a price equal to stated value plus all accrued and unpaid dividends. The Company may elect to use cash or Series A Common Stock to satisfy such dividend requirements through March 2003. Accrued dividends on the Series A Preferred Stock and Series B Preferred Stock aggregated $22,500,000 at June 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2002, the Company had $426,547,000 of variable-rate liabilities with a weighted-average interest rate of 3.99%. Accordingly, the Company is sensitive to interest rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. At June 30, 2002, the Company's variable rate liabilities were due and payable as follows (amounts in thousand):

               March 2003              $         160,914
               July 2004                         265,633
                                       -----------------
                                       $         426,547
                                       =================

The Company is exposed to changes in stock prices primarily as a result of its significant holdings in Sprint PCS Stock and other publicly traded securities. The Company uses equity collars and a put spread collar to hedge market risk with respect to certain of its publicly traded securities. At June 30, 2002, the aggregate fair market value of the Company's publicly traded securities (excluding the fair value of related hedge instruments) was $58,311,000 ($22,729,000 of which represents the fair value of the Sprint PCS Stock). At June 30, 2002, the fair value of the Company's equity collars was $297,344,000 ($276,729,000 of which represents the fair value of the Sprint PCS Stock equity collar), and the fair value of the Company's put spread collar was $19,119,000. At June 30, 2002, the fair market value of the GM Hughes Stock that is the subject of the put spread collar was $18,948,000. One element of the GM Hughes put spread collar provides a counterparty with the right to require the Company to repurchase the GM Hughes Stock for a weighted average price of $14.80 per share in October 2003. At June 30, 2002, the per share market value of GM Hughes Stock was $10.40. In addition, the Company owned $9,385,000 of publicly traded securities at June 30, 2002 that were not hedged.

Although the Company's equity collars and put spread collar provide protection against market risk, such derivative instruments may involve elements of credit risk and market risk in excess of what is recognized in the Company's condensed consolidated financial statements. The Company monitors its positions and the credit quality of counterparties, consisting primarily of major financial institutions and does not anticipate nonperformance by any counterparty. For additional information concerning the Company's investments in publicly traded securities and related derivative financial instruments, see note 7 to the accompanying condensed consolidated financial statements of the Company.

On Command transacts business in various foreign currencies, including Canada and Mexico and to a lesser extent, Spain. On Command believes the risks of foreign exchange rate fluctuations on its present operations are not material to On Command's overall financial condition. However, On Command will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations, if deemed prudent.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              None.

         (b)  Reports on Form 8-K filed during quarter ended June 30, 2002:

                     Date Filed                   Items Reported               Financial Statements Filed
                     ----------                   --------------               --------------------------
         April 20, 2002, as amended by           Items 2, 5 and 7       Liberty Satellite & Technology, Inc. -
            Form 8-K/A filed on June 14,                                  Supplemental Consolidated Financial
            2002                                                          Statements as of December 31, 2001
                                                                          and 2000 and for the three years
                                                                          ended December 31, 2001

         May 21, 2002                                 Item 9            None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         LIBERTY SATELLITE & TECHNOLOGY, INC.


Date: August 14, 2002      By: /s/ Kenneth G. Carroll
                               -----------------------------------------
                                   Kenneth G. Carroll
                                   Acting President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)