Form 10-Q
period 2002-09-30
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2002-11-14
CIK 1022222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002

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

    12300 Liberty Boulevard
      Englewood, Colorado                                 80112
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (720) 875-5400

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     The number of shares outstanding of Liberty Satellite & Technology, Inc.'s common stock as of October 31, 2002, was:

                 Series A common stock - 11,078,834 shares; and
                   Series B common stock - 34,765,055 shares.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                           September 30,     December 31,
                                                                               2002             2001
                                                                           -------------    -------------
                                                                                amounts in thousands
ASSETS
Current assets:
   Cash and cash equivalents                                               $      22,471           33,913
   Restricted cash (note 7)                                                        3,900           18,360
   Trade and other receivables, net                                               31,584           34,358
   Other current assets                                                            3,440            3,193
                                                                           -------------    -------------
        Total current assets                                                      61,395           89,824
                                                                           -------------    -------------

Investments in affiliates accounted for using the equity method (note 6)           8,140           12,158
Investments in available-for-sale securities and other cost
   investments, including securities pledged to creditors (notes 7 and 9)        516,384          577,482

Property and equipment:
   Video systems                                                                 419,845          410,121
   Support equipment                                                              14,091           13,716
                                                                           -------------    -------------
                                                                                 433,936          423,837
   Accumulated depreciation                                                     (151,086)        (115,352)
                                                                           -------------    -------------
                                                                                 282,850          308,485
                                                                           -------------    -------------
Intangible assets subject to amortization:
   Hotel contracts                                                               163,000          163,000
   Accumulated amortization                                                     (135,833)         (95,083)
                                                                           -------------    -------------
                                                                                  27,167           67,917
                                                                           -------------    -------------

Intangible assets not subject to amortization - Goodwill (note 2)                 62,060          155,191

Other assets                                                                      13,478           14,138
                                                                           -------------    -------------

      Total assets                                                         $     971,474        1,225,195
                                                                           =============    =============

                                                                     (continued)

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                Condensed Consolidated Balance Sheets, continued
                                   (unaudited)

                                                                                     September 30,     December 31,
                                                                                         2002            2001
                                                                                     -------------    -------------
                                                                                          amounts in thousands
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                             $      43,662           39,737
   Due to parent (note 3):
      Note payable                                                                          48,411           18,552
      Accrued interest                                                                         151            1,171
      Other accrued expenses                                                                16,610           14,678

   Current portion of long-term debt (note 9)                                              113,418              909
   Securities lending agreement (note 7)                                                     3,900           18,360
                                                                                     -------------    -------------
        Total current liabilities                                                          226,152           93,407
                                                                                     -------------    -------------

Note payable to parent (note 3)                                                                 --           48,411
Debt (note 9)                                                                              259,040          362,264
Put option liability due to related party (note 3)                                          30,369           28,488
Deferred tax liability                                                                      11,279           27,169
Other liabilities                                                                              836               --
                                                                                     -------------    -------------
        Total liabilities                                                                  527,676          559,739
                                                                                     -------------    -------------

Minority interests in equity of consolidated subsidiaries                                    9,744            9,836
Redeemable preferred stock                                                                 200,617          196,027

Stockholders' Equity:
   Preferred stock; authorized 5,000,000 shares; issued and outstanding
      300,000 shares in 2002 and 2001                                                           --               --
   Series A common stock, $1 par value; authorized 100,000,000 shares;
      issued and outstanding 11,078,834 shares at September 30, 2002 and
      6,753,101 shares at December 31, 2001                                                 11,079            6,753
   Series B common stock, $1 par value; authorized 70,000,000 shares;
      issued and outstanding 34,765,055 shares at September 30, 2002 and
      34,771,828 shares at December 31, 2001                                                34,765           34,772
   Additional paid-in capital                                                            1,990,806        1,980,389
   Accumulated other comprehensive loss                                                    (18,927)         (10,650)
   Accumulated deficit                                                                  (1,783,929)      (1,551,346)
                                                                                     -------------    -------------
                                                                                           233,794          459,918
   Series A common stock held in treasury, at cost (17,254 shares at September 30,
      2002 and 2,954 shares at December 31, 2001)                                             (357)            (325)
                                                                                     -------------    -------------
        Total stockholders' equity                                                         233,437          459,593
                                                                                     -------------    -------------

Commitments and contingencies (notes 6, 9, 11, and 12)
                                                                                     $     971,474        1,225,195
                                                                                     =============    =============

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                 Three months ended                   Nine months ended
                                                                    September 30,                       September 30,
                                                          --------------------------------    --------------------------------
                                                               2002              2001              2002              2001
                                                          --------------    --------------    --------------    --------------
                                                                                 amounts in thousands,
                                                                               except per share amounts
Revenue:
   In-room entertainment services                         $       60,790            58,322           179,172           183,875
   Other                                                             105             3,425               315            14,872
                                                          --------------    --------------    --------------    --------------
                                                                  60,895            61,747           179,487           198,747
                                                          --------------    --------------    --------------    --------------
Operating costs and expenses:
   Operating
      In-room entertainment services                              38,547            38,819           113,374           121,093
      Other                                                           --               324                --             5,060
   Selling, general and administrative ("SG&A")
      (notes 3 and 10)                                             6,328            10,276            18,241            51,725
   Stock compensation - SG&A                                          73                73               219               195
   Depreciation and amortization                                  32,863            42,140           100,035           128,620
   Asset impairments and other charges (note 8)                      684               137             7,925               422
                                                          --------------    --------------    --------------    --------------
                                                                  78,495            91,769           239,794           307,115
                                                          --------------    --------------    --------------    --------------

        Operating loss                                           (17,600)          (30,022)          (60,307)         (108,368)

Other income (expense):
   Interest income                                                   584             2,500             1,547            11,066
   Interest expense-parent (note 3)                                 (471)             (864)           (1,933)           (2,784)
   Interest expense-other                                         (4,168)          (10,889)          (12,492)          (34,106)
   Share of losses of affiliates (note 6)                         (1,407)           (7,347)           (4,765)         (172,425)
   Unrealized gains on financial
      instruments, net (note 7)                                    2,618            11,812             1,865            25,814
   Nontemporary declines in fair value of
      investments (note 7)                                       (17,385)             (207)          (76,333)          (40,139)
   Other, net (note 7)                                               327            (2,107)           (1,965)           (3,531)
                                                          --------------    --------------    --------------    --------------
                                                                 (19,902)           (7,102)          (94,076)         (216,105)
                                                          --------------    --------------    --------------    --------------

        Loss before income taxes and minority
          interests                                              (37,502)          (37,124)         (154,383)         (324,473)

Income tax benefit                                                 8,033             5,831            14,745            16,819
Minority interests in losses (earnings) of
   consolidated subsidiaries                                        (197)            4,675               186            20,698
                                                          --------------    --------------    --------------    --------------

        Loss before cumulative effect of
          accounting change                                      (29,666)          (26,618)         (139,452)         (286,956)
Cumulative effect of accounting change, net of
   taxes (note 2)                                                     --                --           (93,131)               --
                                                          --------------    --------------    --------------    --------------
        Net loss                                                 (29,666)          (26,618)         (232,583)         (286,956)

Accretion of redeemable preferred stock                           (1,530)           (1,530)           (4,590)           (4,590)
Dividends on redeemable preferred stock                           (7,500)           (7,500)          (22,500)          (22,500)
                                                          --------------    --------------    --------------    --------------

        Net loss attributable to common
          stockholders                                    $      (38,696)          (35,648)         (259,673)         (314,046)
                                                          ==============    ==============    ==============    ==============

Basic and diluted loss per common share before
   cumulative effect of accounting change (note 4)        $        (0.88)            (0.86)            (3.91)            (7.59)
Cumulative effect of accounting change                                --                --             (2.19)               --
                                                          --------------    --------------    --------------    --------------
Basic and diluted loss per common share                   $        (0.88)            (0.86)            (6.10)            (7.59)
                                                          ==============    ==============    ==============    ==============

      See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

             Condensed Consolidated Statements of Comprehensive Loss
                                   (unaudited)

                                                                  Three months ended                  Nine months ended
                                                                     September 30,                      September 30,
                                                           --------------------------------    --------------------------------
                                                                2002              2001              2002              2001
                                                           --------------    --------------    --------------    --------------
                                                                                   amounts in thousands
Net loss                                                   $      (29,666)          (26,618)         (232,583)         (286,956)
                                                           --------------    --------------    --------------    --------------

Other comprehensive income (loss), net of tax:

   Unrealized holding losses                                       (5,535)           (8,471)          (20,171)          (10,946)
   Reclassification adjustment for
     losses included in net loss (note 7)                          10,605                --            10,605             9,000

   Foreign currency translation adjustments                        (1,147)           (1,197)              359             2,076
   Reclassification adjustment for losses
     included in net loss (note 8)                                    930                --               930                --
                                                           --------------    --------------    --------------    --------------

        Other comprehensive income (loss)                           4,853            (9,668)           (8,277)              130
                                                           --------------    --------------    --------------    --------------

        Comprehensive loss                                 $      (24,813)          (36,286)         (240,860)         (286,826)
                                                           ==============    ==============    ==============    ==============

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

            Condensed Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 2002
                                   (unaudited)

                                                                                                Accumulated
                                                      Common Stock              Additional          other
                                              -----------------------------       paid-in       comprehensive     Accumulated
                                                Series A        Series B          capital           loss            deficit
                                              -------------   -------------    -------------    -------------    -------------
                                                                                             amounts in thousands
Balance at January 1, 2002                    $       6,753          34,772        1,980,389          (10,650)      (1,551,346)

   Net loss                                              --              --               --               --         (232,583)
   Other comprehensive loss                              --              --               --           (8,277)              --
   Contribution by Liberty Media of
     intercompany notes receivable (note 3)              --              --           19,203               --               --
   Purchase of Series A common stock                     --              --               --               --               --
   Retirement of fractional shares in
     connection with reverse stock split                 --              (1)             (10)              --               --
   Series B common stock exchanged for
     Series A common stock                                6              (6)              --               --               --
   Accretion and dividends on
     redeemable preferred stock                          --              --          (27,090)              --               --
   Issuance of Series A common stock for
     preferred stock dividends                        4,320              --           18,180               --               --
   Recognition of stock compensation
     related to restricted stock awards,
     net of taxes                                        --              --              134               --               --
                                              -------------   -------------    -------------    -------------    -------------

Balance at September 30, 2002                 $      11,079          34,765        1,990,806          (18,927)      (1,783,929)
                                              =============   =============    =============    =============    =============

                                                                   Total
                                                Treasury       stockholders'
                                                  stock           equity
                                              -------------    -------------

Balance at January 1, 2002                             (325)         459,593

   Net loss                                              --         (232,583)
   Other comprehensive loss                              --           (8,277)
   Contribution by Liberty Media of
     intercompany notes receivable (note 3)              --           19,203
   Purchase of Series A common stock                    (32)             (32)
   Retirement of fractional shares in
     connection with reverse stock split                 --              (11)
   Series B common stock exchanged for
     Series A common stock                               --               --
   Accretion and dividends on
     redeemable preferred stock                          --          (27,090)
   Issuance of Series A common stock for
     preferred stock dividends                           --           22,500
   Recognition of stock compensation
     related to restricted stock awards,
     net of taxes                                        --              134
                                              -------------    -------------

Balance at September 30, 2002                          (357)         233,437
                                              =============    =============

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                          2002            2001
                                                                                     -------------    -------------
                                                                                         amounts in thousands
                                                                                             (see note 5)
Cash flows from operating activities:
   Net loss                                                                          $    (232,583)        (286,956)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
        Stock compensation                                                                     219              195
        Depreciation and amortization                                                      100,035          128,620
        Asset impairments and other charges                                                  7,925              422
        Non-cash interest expense                                                               --           16,277
        Share of losses of affiliates                                                        4,765          172,425
        Unrealized gains on financial instruments                                           (1,865)         (25,814)
        Nontemporary declines in fair value of investments                                  76,333           40,139
        Minority interests in loss of consolidated subsidiaries                               (186)         (20,698)
        Deferred tax benefit                                                                (9,817)         (33,023)
        Cumulative effect of accounting change, net of taxes                                93,131               --
        Other non-cash items                                                                 1,012            4,022
        Changes in operating assets and liabilities:
             Receivables and prepaid expenses                                                1,871            2,641
             Accruals and payables                                                           6,161          (14,412)
                                                                                     -------------    -------------

                Net cash provided (used) by operating activities                            47,001          (16,162)
                                                                                     -------------    -------------

Cash flows from investing activities:
   Investments in and advances to affiliates and investees                                 (27,163)        (251,294)
   Capital expended for equipment                                                          (41,447)         (72,886)
   Proceeds received upon disposition of assets, net of cash transferred                     1,135           32,131
   Acquisition of minority interest of subsidiary                                               --          (17,445)
   Other investing activities                                                                 (304)          (2,219)
                                                                                     -------------    -------------

                Net cash used by investing activities                                      (67,779)        (311,713)
                                                                                     -------------    -------------

Cash flows from financing activities:
   Borrowings of third-party debt                                                           22,000          120,000
   Repayments of third-party debt                                                          (12,715)         (15,000)
   Advances and contributions from Liberty Media                                             6,573           36,256
   Repayments of note payable to parent                                                     (6,573)          (6,572)
   Cash payments of preferred stock dividends                                                   --          (15,000)
   Other financing activities                                                                   51               --
                                                                                     -------------    -------------

                Net cash provided by financing activities                                    9,336          119,684
                                                                                     -------------    -------------

                Net decrease in cash and cash equivalents                                  (11,442)        (208,191)

                Cash and cash equivalents:
                   Beginning of period                                                      33,913          466,617
                                                                                     -------------    -------------

                   End of period                                                     $      22,471          258,426
                                                                                     =============    =============

See accompanying notes to condensed consolidated financial statements.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2002
                                   (unaudited)

(1)  BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements include the accounts of Liberty Satellite & Technology, Inc. and those of all majority-owned or controlled subsidiaries ("LSAT" and together with its consolidated subsidiaries, the "Company"). All significant inter-company transactions have been eliminated.

     GENERAL. LSAT has been a consolidated subsidiary of Liberty Media Corporation ("Liberty Media") since March 16, 2000, when LSAT issued preferred stock to Liberty Media in exchange for certain assets. At September 30, 2002, Liberty Media owned approximately 86% of LSAT's outstanding common stock, which, when considered with LSAT preferred stock owned by Liberty Media, represented approximately 98% of LSAT's outstanding voting power. On March 28, 2000, Liberty Media acquired voting control of Ascent Entertainment Group, Inc. ("Ascent"), and on June 8, 2000, Liberty Media completed its acquisition of Ascent pursuant to which Ascent became an indirect wholly-owned subsidiary of Liberty Media. Ascent's primary operating subsidiary is On Command Corporation ("On Command"), which provides in-room, on-demand video entertainment and informational services to hotels, motels and resorts. On April 1, 2002, LSAT issued 34,000,000 shares of its Series B common stock ("Series B Common Stock") to Liberty Media in exchange for the 89.41% interest in Liberty Satellite, LLC ("LSAT LLC") not already owned by LSAT, and 100% of the capital stock of Ascent (the "LSAT LLC and Ascent Transaction"). At September 30, 2002, LSAT, primarily through its ownership interest in Ascent, controlled approximately 63% of the outstanding On Command common stock ("On Command Common Stock"). The foregoing transactions are described in greater detail below.

     As a result of the consummation of the LSAT LLC and Ascent Transaction, LSAT became the owner of 100% of the common equity interests of Ascent and LSAT LLC. Due to the fact that LSAT, LSAT LLC and Ascent are all under the common control of Liberty Media, the LSAT LLC and Ascent Transaction has been accounted for in a manner similar to a pooling-of-interests. As such, the Company's financial statements have been restated to include LSAT LLC and Ascent as wholly-owned subsidiaries of LSAT, effective with the respective March 2000 dates that Liberty Media acquired control of such entities.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

     Separate results of operations for LSAT, LSAT LLC and Ascent for the periods prior to the LSAT LLC and Ascent Transaction are as follows:

                                                         Three months       Nine months
                                                            ended              ended
                                                        March 31, 2002   September 30, 2001
                                                        --------------   ------------------
                                                              amounts in thousands
                 REVENUE
                 LSAT                                   $          105                315
                 LSAT LLC                                           --                 --
                 Ascent                                         57,383            198,432
                                                        --------------     --------------

                 Combined                               $       57,488            198,747
                                                        ==============     ==============

                 NET EARNINGS (LOSS)
                 LSAT                                   $        7,136            (22,790)
                 LSAT LLC                                      (13,223)          (173,182)
                 Ascent (1)                                   (112,889)           (90,984)
                                                        --------------     --------------

                 Combined                               $     (118,976)          (286,956)
                                                        ==============     ==============

----------
          (1) Includes Liberty Media purchase accounting adjustments that have not been "pushed down" to Ascent's historical financial statements.

     In addition to LSAT's indirect interests in On Command and various investments, the Company is currently pursuing strategic opportunities worldwide in the distribution of Internet and other content via satellite and related businesses.

     CONTRIBUTION OF SPRINT PCS STOCK AND FORMATION OF LSAT LLC. On March 16, 2000, LSAT completed two transactions with Liberty Media. Pursuant to the terms of the first transaction, LSAT acquired a beneficial interest in 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock") with an aggregate market value on the closing date of $300,000,000 in exchange for 150,000 shares of LSAT Series A 12% Cumulative Preferred Stock ("Series A Preferred Stock") with a liquidation value of $150,000,000 and 150,000 shares of LSAT Series B 8% Cumulative Convertible Voting Preferred Stock ("Series B Preferred Stock") with a liquidation value of $150,000,000. While the shares of Series A Preferred Stock have no voting rights, the shares of Series B Preferred Stock have super voting rights, which give Liberty Media voting control over LSAT. Accordingly, since March 16, 2000, LSAT has been a consolidated subsidiary of Liberty Media.

     Pursuant to the terms of the second transaction with Liberty Media, LSAT (through its wholly-owned subsidiaries) became the managing member of two newly formed limited liability companies, LSAT LLC and LSAT Astro LLC ("LSAT Astro," and together with LSAT LLC, the "LSAT Joint Ventures"). LSAT contributed (i) its beneficial interest in 4,221,921 shares of General Motors Corporation Class H common stock ("GM Hughes Stock"), subject to a stock appreciation right, and (ii) other assets to LSAT LLC in exchange for a 10.59% ownership interest in LSAT LLC. Liberty Media contributed cash and its interests in various satellite related assets, including an 86.01% ownership interest in LSAT Astro, to LSAT LLC in exchange for the remaining 89.41% ownership interest in LSAT LLC. For a description of the consideration paid by the Company to acquire its ownership interest in LSAT Astro, see note 3. As LSAT is a consolidated subsidiary of Liberty Media, all of the assets contributed by LSAT and Liberty Media to the LSAT Joint Ventures were recorded at their net book values at the date of contribution.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

     LIBERTY MEDIA'S ACQUISITION OF ASCENT. On March 28, 2000, Liberty Media completed its cash tender offer for the outstanding common stock of Ascent at a price of $15.25 per share. Approximately, 85% of the outstanding common shares of Ascent were tendered in the offer, and Liberty Media paid approximately $385,000,000. On June 8, 2000, Liberty Media acquired the remaining 15% of Ascent common shares then outstanding for an additional $67,000,000. The total purchase price for the acquisition was $452,000,000. Liberty Media accounted for such transaction using the purchase method of accounting.

     LSAT LLC AND ASCENT TRANSACTION. On August 16, 2001, LSAT entered into two interrelated purchase agreements with Liberty Media and certain of its subsidiaries and affiliates. Both agreements were amended in November 2001 and January 2002. One agreement provided for LSAT's acquisition of certain subsidiaries of Liberty Media that collectively held the 89.41% ownership interest in LSAT LLC not already owned by LSAT in exchange for 25,298,379 shares of Series B Common Stock. The second purchase agreement provided for LSAT's acquisition of 100% of the capital stock of Ascent from a subsidiary of Liberty Media in exchange for 8,701,621 shares of Series B Common Stock. The foregoing transaction closed on April 1, 2002. As noted above, the LSAT LLC and Ascent Transaction has been accounted for in a manner similar to a pooling-of-interests.

     REVERSE STOCK SPLIT. On April 1, 2002, LSAT effected 1 for 10 reverse stock splits of its Series A common stock ("Series A Common Stock") and Series B Common Stock. All share and per share amounts included in these condensed consolidated financial statements have been adjusted to give retroactive effect to such reverse stock splits.

     These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K, and in the Company's Form 8-K/A filed on September 10, 2002.

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

     Adjusted net loss attributable to common stockholders and pro forma loss per common share for the three and nine months ended September 30, 2001, exclusive of amortization expense related to goodwill are as follows:

                                                                 Three months      Nine months
                                                                     ended            ended
                                                                 September 30,    September 30,
                                                                     2001             2001
                                                                 -------------    -------------
                                                                      amounts in thousands,
                                                                    except per share amounts
     Net loss attributable to common stockholders, as reported   $     (35,648)        (314,046)
     Amortization of goodwill                                            9,411           28,139
                                                                 -------------    -------------

     Net loss attributable to common stockholders, as adjusted   $     (26,237)        (285,907)
                                                                 =============    =============

     Basic and diluted loss per common share, as reported        $       (0.86)           (7.59)
     Amortization of goodwill                                             0.23             0.68
                                                                 -------------    -------------
     Pro forma basic and diluted loss per common share, as
        adjusted                                                 $       (0.63)           (6.91)
                                                                 =============    =============

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

     Amortization of the intangible asset associated with On Command's hotel contracts aggregated $40,750,000 for the nine months ended September 30, 2002. This intangible asset, which represents the Company's only significant intangible asset with a finite useful life, will be fully amortized by March 31, 2003.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("Statement 143"). In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS ("Statement 145"). In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("Statement 146"). The adoption of Statements 143, 145 and 146 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

(3)  TRANSACTIONS WITH LIBERTY MEDIA AND OTHER RELATED PARTIES

     TRANSACTIONS WITH LIBERTY MEDIA

     NOTE PAYABLE. In connection with the March 16, 2000 formation of LSAT LLC, LSAT issued a $60,000,000 note payable to Liberty Media in exchange for its 13.99% ownership interest in LSAT Astro. The note bears interest at the 3 month London Interbank Offering Rate ("LIBOR") plus 2% (3.74% at September 30, 2002). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. At September 30, 2002, the unpaid principal on the note was $48,411,000 and the accrued interest on the note was $151,000.

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

     In connection with the LSAT LLC and Ascent Transaction, the Company assumed an intercompany income tax liability owed by Ascent to Liberty Media pursuant to a tax liability allocation and indemnification agreement with terms similar to the agreement described above. At September 30, 2002, the amount owed by Ascent to Liberty Media pursuant to this agreement was $18,446,000. Such amount is non-interest bearing and is due on demand.

     EXPENSE ALLOCATIONS AND REIMBURSEMENTS. Liberty Media allocates rent, salaries, benefits and certain other general and administrative expenses to the Company. Although there is no written agreement with Liberty Media for these allocations, the Company believes the allocated amounts to be reasonable. The aggregate allocations from Liberty Media were $228,000 and $313,000 for the nine months ended September 30, 2002 and 2001, respectively. Such amounts are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In addition, the Company reimburses Liberty Media for certain expenses paid by Liberty Media on behalf of the Company. Amounts owed to Liberty Media pursuant to these arrangements ($1,332,000 at September 30, 2002) are non-interest bearing and are generally paid on a monthly basis.

     SKY LATIN AMERICA LOANS. During the year ended December 31, 2001, and the three months ended March 31, 2002, Liberty Media loaned $18,552,000 and $6,573,000, respectively, to LSAT LLC. LSAT LLC used the proceeds from these loans to fund capital calls from its various 10% investees that operate satellite television systems in Latin America ("Sky Latin America"). The loans provided for interest at 8% per annum and were due and payable on demand after November 27, 2001. Concurrently with the closing of the LSAT LLC and Ascent Transaction, (i) Liberty Media contributed to the Company, as part of that transaction and for no additional consideration, promissory notes issued by subsidiaries of Liberty Media, with an aggregate principal balance of $18,552,000 and related accrued interest of $651,000, representing the loans described above that were made through December 31, 2001, and (ii) LSAT LLC repaid principal of $6,573,000 and accrued interest of $37,000 related to the first quarter 2002 advances.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

     SALE OF ASCENT NETWORK SERVICES. Effective September 4, 2001, Ascent completed the sale of Ascent Network Services to Liberty Livewire Corporation ("Liberty Livewire"), a consolidated subsidiary of Liberty Media, for cash consideration of $32,038,000. Ascent Network Services provides video distribution services to the NBC television network and other private networks. As Ascent and Liberty Livewire are both consolidated subsidiaries of Liberty Media, no gain or loss was recognized in connection with this transaction. During the nine months ended September 30, 2001, Ascent Network Services paid management fees to Liberty Livewire aggregating $6,400,000. Such management fees are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

     During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying the Put Option liability at an amount ($30,369,000 at September 30, 2002), which represents the Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the Put Option will be limited to Liberty Digital's 9% return on the Put Option liability.

     Changes in the fair market value of the Put Option subsequent to September 29, 2000 have been recognized as unrealized gains (losses) on financial instruments in the Company's consolidated statements of operations. During the nine months ended September 30, 2002 and 2001, the Company recorded unrealized losses of $1,881,000 and $6,808,000, respectively, related to the Put Option.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

     TRANSACTIONS WITH OTHER RELATED PARTIES

     PHOENIXSTAR MANAGEMENT AGREEMENT. Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar, Inc. (formerly known as PRIMESTAR, Inc.) ("Phoenixstar") pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly management fee. Prior to 1999, the Company beneficially owned 37% of Phoenixstar's outstanding shares. In connection with certain other transactions that closed in 1999, the Company agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's equity, and to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. Management fees from Phoenixstar aggregated $315,000 for each of the nine-month periods ended September 30, 2002 and 2001, respectively. In addition, the Company allocates certain general and administrative expenses, such as office rent and computer support to Phoenixstar. Under the current management agreement, expense allocations have been limited to $5,000 per month since February 2001. Such allocations aggregated $45,000 and $54,000 during the nine months ended September 30, 2002 and 2001, respectively, and are reflected as a reduction of general and administrative expenses in the accompanying condensed consolidated statements of operations.

(4)  LOSS PER COMMON SHARE
     The loss per common share for the three and nine months ended September 30, 2002 and 2001 is based on 44,176,400 and 42,564,800 weighted average shares outstanding during the three- and nine-month 2002 periods, respectively and 41,524,900 and 41,388,600 weighted average shares outstanding during the three- and nine-month 2001 periods. Potential common shares were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive. At September 30, 2002, the number of potential common shares was approximately 2,159,000. Such potential common shares consist of stock options to acquire shares of Series A Common Stock and securities that are convertible into 1,696,717 shares of Series B Common Stock at September 30, 2002. The foregoing potential common share amounts do not take into account the assumed number of shares that might be repurchased by the Company upon the exercise of stock options.

(5)  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
     Cash paid for interest was $13,121,000 and $21,207,000 for the nine months ended September 30, 2002 and 2001, respectively. Cash paid for income taxes was not significant during these periods. For descriptions of certain non-cash investing and financing activities, see notes 7 and 8.

(6)  INVESTMENTS IN AFFILIATES
     The following table reflects the Company's carrying amount of its investments accounted for using the equity method:

                                                      September 30,    December 31,
                                                          2002            2001
                                                      -------------   -------------
                                                          amounts in thousands
          ASTROLINK International LLC ("Astrolink"$              --              --
          Aerocast.com, Inc. ("Aerocast")                     8,140          12,158
                                                      -------------   -------------

                                                      $       8,140          12,158
                                                      =============   =============

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

     The following table reflects the Company's share of losses of affiliates:

                                                       Nine months ended
                                                        September 30,
                                                 -----------------------------
                                                      2002           2001
                                                 -------------   -------------
                                                     amounts in thousands
          Astrolink                              $         647         167,334
          Aerocast                                       4,118           5,091
                                                 -------------   -------------

                                                 $       4,765         172,425
                                                 =============   =============

     ASTROLINK

     The Company owns a direct 13.99% interest in LSAT Astro and an indirect (through LSAT LLC) 86.01% interest in LSAT Astro. LSAT Astro owns an approximate 31.5% ownership interest in Astrolink. Astrolink, a developmental stage entity, was originally established to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink's original business plan required approximately $2.4 billion in additional financing over the next several years. During the fourth quarter of 2001, certain of the members of Astrolink informed Astrolink that they did not intend to provide any of Astrolink's required financing. In light of this decision, Astrolink is considering several alternatives with respect to its proposed business plan, including, but not limited to, seeking alternative funding sources, scaling back its proposed business plan, and liquidating the venture entirely. There can be no assurance that Astrolink will be able to obtain the necessary financing for a scaled-back business plan on acceptable terms.

     During the second quarter of 2002, LSAT signed a non-binding letter of intent with the other members of Astrolink in connection with a proposed restructuring of Astrolink. The non-binding letter of intent contemplates the settlement of all claims among the parties and their affiliates relating to Astrolink and the acquisition of all the assets of Astrolink by LSAT. If the transactions contemplated by the non-binding letter of intent are consummated, Liberty Media will make a capital contribution to LSAT at the closing, in exchange for shares of Series B Common Stock at fair market value at closing. The parties have agreed not to publicly disclose the specific economic terms of the proposed transaction, pending execution of a definitive agreement on such terms. Subject to consummation of the transactions contemplated by the non-binding letter of intent, and any necessary regulatory approvals, LSAT currently plans to pursue a revised operating plan for the new Astrolink system, taking into account current financial and market factors. The transactions contemplated by the non-binding letter of intent are subject to, among other conditions, the negotiation, execution and delivery of definitive agreements, required third party and governmental consents, and the termination or renegotiation, on terms acceptable to LSAT, of Astrolink's prior procurement contracts.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

     During the second quarter of 2001, the Company determined that its investment in Astrolink had experienced a nontemporary decline in value. Accordingly, the carrying amount of such investment was adjusted to its then estimated fair value resulting in a recognized loss of $155,000,000. Such loss is included in share of losses of affiliates in the accompanying condensed consolidated statements of operations. Based on a fourth quarter 2001 assessment of Astrolink's remaining sources of liquidity and Astrolink's inability to obtain financing for its business plan, the Company concluded that the carrying value of LSAT Astro's investment in Astrolink should be reduced to reflect a fair value that assumes the liquidation of Astrolink. Accordingly, LSAT Astro wrote-off all of its remaining investment in Astrolink during the fourth quarter of 2001. The aggregate amount required to reduce LSAT Astro's investment in Astrolink to zero was $249,868,000. Including such fourth quarter amount, LSAT Astro recorded losses and charges relating to its investment in Astrolink aggregating $417,202,000 during the year ended December 31, 2001.

     Since LSAT Astro's investment in Astrolink was reduced to zero at December 31, 2001, LSAT Astro's share of Astrolink's losses since
     December 31, 2001 has been limited to the amounts loaned to Astrolink by the Company during the nine months ended September 30, 2002 ($647,000). At September 30, 2002, the Company was not obligated to provide additional funding to Astrolink.

     AEROCAST

     LSAT LLC owns an approximate 45.5% ownership interest in Aerocast. Aerocast is developing next generation streaming media technologies for broadband network operators and video content providers. Aerocast intends to utilize terrestrial and satellite platforms to distribute streaming media to businesses and consumers with high-speed internet access.

     At September 30, 2002, the carrying amount of the Company's investment in Aerocast exceeded the Company's proportionate share of Aerocast's net assets by $7,106,000. Such excess relates to intellectual property and technology developed by Aerocast, and is being amortized over a useful life of five years. Amortization aggregated $1,561,000 and $1,503,000 for the nine months ended September 30, 2002 and 2001, respectively, and is included in share of losses of affiliates.

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

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

     Summarized unaudited financial information for Aerocast is as follows:

                                                              Nine months ended
                                                                September 30,
                                                        ------------------------------
                                                            2002             2001
                                                        -------------    -------------
                                                            amounts in thousands
     OPERATIONS
        Revenue                                         $          85               --
        Operating expenses                                     (5,305)          (8,259)
        Depreciation                                             (295)            (226)
        Other income                                               35              418
                                                        -------------    -------------

           Net loss                                     $      (5,480)          (8,067)
                                                        =============    =============

(7) INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                        September 30,     December 31,
                                                            2002             2001
                                                        -------------    -------------
                                                             amounts in thousands
       Sprint Corporation PCS Group
          ("Sprint PCS Group") (a)*                     $     301,485          301,840
       Sky Latin America (b)                                  130,476          175,048
       Hughes Electronics Corporation
          ("GM Hughes") (c)*                                   36,945           42,894
       XM Satellite Radio Holdings, Inc.
          ("XMSR") (d)*                                        28,047           29,475
       Other (e)                                               19,431           28,225
                                                        -------------    -------------

                                                        $     516,384          577,482
                                                        =============    =============

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

     The trust holding the Sprint PCS Stock for LSAT's benefit has entered into an equity collar (the "Sprint PCS Collar") with a financial institution with respect to the Sprint PCS Stock. The collar provides the trust with a put option that gives it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches in March 2003 for a weighted average price of $59.71 per share. The trust simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches in March 2003 for a weighted average price of $82.39 per share. The put and call options for this collar were equally priced, resulting in no cash receipts or payments. At September 30, 2002, the fair value of the Sprint PCS Collar was approximately $291,519,000.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

     Effective May 9, 2001, LSAT transferred (i) its beneficial interest in the Sprint PCS Stock, (ii) the Sprint PCS Collar and (iii) the PCS Loan Facility (as described in note 9) to LSAT LLC in exchange for two secured demand promissory notes in the aggregate principal amount of $224,226,000. Such notes bear interest at a rate of 6.5% per annum and are due in March 2003. As LSAT LLC is a consolidated subsidiary of LSAT, there was no effect on the Company's consolidated balance sheet on the date of the transaction.

     (b) SKY LATIN AMERICA

     The amounts shown in the table for Sky Latin America represent the aggregate book basis of a number of different satellite television operators located in Mexico, Brazil, Chile and Colombia. LSAT LLC has a 10% beneficial interest in each of the Sky Latin America businesses. See note 12 for a discussion of the Company's contingent obligations with respect to Sky Latin America.

     During the second quarter of 2002, the Company recorded a $58,948,000 loss to reflect a nontemporary decline in the value of LSAT LLC's investment in Sky Latin America.

     (c) GM HUGHES

     The Company, through LSAT LLC, holds 1,821,921 shares of General Motors Corporation Class H common stock ("GM Hughes Stock") and accounts for such shares as available-for-sale.

     LSAT LLC has entered into a put spread collar with a financial institution with respect to its shares of GM Hughes Stock. The collar (i) provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,821,921 shares of GM Hughes Stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $26.64 per share, and (ii) provides the counterparty with a put option that gives it the right to require LSAT LLC to repurchase the shares of GM Hughes Stock for a weighted average price of $14.80 per share. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in October 2003 for a weighted average price of $54.32 per share. The put and call options for this collar were equally priced, resulting in no cash receipts or payments. At September 30, 2002, the fair value of the GM Hughes put spread collar was approximately $20,274,000, which represented an increase of $5,528,000 from December 31, 2001. Such increase is included in unrealized gains on financial instruments in the accompanying condensed consolidated statement of operations.

     (d) XMSR

     XMSR, a publicly traded company, offers 100 national audio channels of music, news, talk, sports and children's programming from two satellites directly to vehicle, home and portable radios. LSAT LLC currently owns 1,000,000 shares of XMSR common stock representing an approximate 1% interest.

     LSAT LLC has entered into an equity collar with a financial institution with respect to its shares of XMSR common stock. The collar provides LSAT LLC with a put option that gives it the right to require its counterparty to buy 1,000,000 shares of XMSR common stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $28.55 per share. LSAT LLC simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from LSAT LLC in three tranches in November 2003, December 2003 and February 2004 for a weighted average price of $51.49 per share. The put and call options for this collar were equally priced, resulting in no cash receipts or payments. At September 30, 2002, the fair value of the XMSR equity collar was approximately $24,147,000.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

     On June 27, 2001, LSAT LLC entered into an agreement to lend 1,000,000 shares of XMSR to a third party. The obligation of such third party to return those shares to LSAT LLC is secured by cash collateral equal to 100% of the market value of that stock, which was $3,900,000 at September 30, 2002. Such cash collateral is reported as restricted cash in the accompanying condensed consolidated balance sheet. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of 0.15% per annum. As of September 30, 2002, 1,000,000 shares of XMSR had been lent under this agreement. The loan has no stated maturity date.

     (e) OTHER

     Information concerning certain of the Company's other investments is set forth below.

     On March 30, 2001, On Command acquired certain preferred stock of STSN, Inc. ("STSN"), a high speed access provider, in exchange for cash of $15,000,000 and the conversion of a $5,000,000 convertible promissory note. During the fourth quarter of 2001, On Command recorded a $16,539,000 loss to reflect an other than temporary decline in the estimated fair value of its investment. Such estimated fair value was based on the price of securities sold by STSN to On Command and other investors during the first quarter of 2002. In this regard, On Command purchased $2,599,000 of preferred stock from STSN during the first six months of 2002.

     Subsequent to September 30, 2002, STSN informed the Company that additional financing would be required during the first quarter of 2003 due to revisions to STSN's business plan. As a result, the Company's ownership interest in STSN will be diluted if the Company does not participate in such additional financing. Based on the foregoing developments, the Company will reevaluate the carrying value of its investment in STSN during the fourth quarter of 2002.

     During the first quarter of 2001, On Command completed a transaction that resulted in On Command's acquisition of a 7.5% interest in e-ROOM CORPORATION ("e-ROOM") and the settlement of certain litigation. To acquire the 7.5% interest and settle the litigation, On Command (i) contributed its Asia-Pacific subsidiaries to e-ROOM and transferred On Command intercompany receivables from such subsidiaries to e-ROOM, (ii) issued 275,000 shares of On Command Common Stock to e-ROOM, and (iii) paid $1,000,000 to e-ROOM. On Command also agreed that e-ROOM would have the option during the 15 day period beginning on March 1, 2003 to cause On Command to repurchase all, but not less than all, of the 275,000 shares of On Command Common Stock issued to e-ROOM at a price of $15 per share. Such repurchase obligation will terminate if the On Command Common Stock closes at or above $15 per share on any ten consecutive trading days prior to March 1, 2003, and the shares of On Command Common Stock held by e-ROOM are freely tradable during such period. Due to the existence of this repurchase obligation, On Command valued the On Command Common Stock issued to e-ROOM at $15 per share. The excess of the value assigned to the consideration paid to e-ROOM over the then estimated $5,298,000 fair value of the 7.5% interest in e-ROOM received by On Command has been reflected as loss on settlement of litigation in the accompanying condensed consolidated statements of operations. On Command's original estimate of the litigation loss resulted in a $4,764,000 charge during the fourth quarter of 2000. An additional charge of $3,700,000 was recorded during the first quarter of 2001 to reflect a change in the estimate of the amount of On Command's intercompany receivables to be transferred to e-ROOM. During the fourth quarter of 2001, On Command recorded a $2,000,000 impairment charge to reflect an other than temporary decline in the estimated fair value of its investment in e-ROOM.

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

     The Company's equity collars are accounted for as fair value hedges. Accordingly, changes in the fair value of the equity collars are recognized in earnings as unrealized gains or losses on financial instruments together with the changes in the fair value of the underlying securities. The Company's put spread collars have not been designated as fair value hedges, and therefore changes in the fair value of the put spread collars are recorded as unrealized gains or losses on financial instruments in the Company's condensed consolidated statements of operations.

     For derivatives designated either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings currently. Hedge ineffectiveness, determined in accordance with Statement of Financial Accounting Standard No. 133, had no impact on earnings for the nine months ended September 30, 2002 and 2001. No fair value hedges or cash flow hedges were derecognized or discontinued during the nine months ended
     September 30, 2002 and 2001.

     For the nine months ended September 30, 2002, unrealized losses on financial instruments include a $5,528,000 gain related to the GM Hughes put spread collar, a $1,782,000 loss related to changes in the time value of equity collars and a $1,881,000 loss related to the iBEAM Put Option.

     NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS

     During the nine months ended September 30, 2002 and 2001, the Company determined that certain of its investments experienced other-than-temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective estimated fair values. Such adjustments resulted in recognized losses of $76,333,000 ($58,948,000 of which related to Sky Latin America and $17,385,000 which related to LSAT LLC's investment in Loral Space & Communications Ltd. ("Loral")) during the 2002 period, and $40,139,000 (including $20,725,000 related to LSAT LLC's investment in Wildblue Communications, Inc. ("Wildblue") and $14,575,000 related to LSAT LLC's investment in XMSR) during the 2001 period.

     Investments in available-for-sale securities (including related equity collars) are summarized below. Such amounts are in addition to the unrealized gains and losses recognized in the condensed consolidated statements of operations.

                                                  September 30,     December 31,
                                                      2002             2001
                                                  -------------    -------------
                                                       amounts in thousands
     Equity securities
         Fair value                               $     369,036          388,163
                                                  =============    =============
         Gross unrealized holding gains           $          --            3,942
                                                  =============    =============
         Gross unrealized holding losses          $     (35,010)         (23,532)
                                                  =============    =============

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

(8)  DISPOSITION

     In July 2002, On Command consummated the sale (the "OCE Sale") of its 70% majority shareholdings in On Command Europe Limited ("OCE") to Techlive Limited ("Techlive"), the owner of the remaining 30% interest in OCE. Proceeds from the sale aggregated $2,550,000. Such proceeds do not reflect any reduction for OCE's cash balances of $1,415,000 that were transferred to Techlive as a part of the OCE Sale. As a result of the consummation of the OCE Sale, On Command recorded a $5,103,000 impairment loss during the second quarter of 2002 to reduce the carrying value of OCE's long-lived assets to the fair value indicated by the OCE Sale. During the third quarter of 2002, OCE's remaining net assets, including a $930,000 cumulative foreign currency translation loss, were written-off against the net proceeds received, resulting in no material impact to the Company's net loss for the period.

(9)  DEBT
     Debt is summarized as follows:

                                                        September 30,     December 31,
                                                             2002            2001
                                                        -------------    -------------
                                                             amounts in thousands
     On Command Revolving Credit Facility (a)           $     258,633          263,633
     PCS Loan Facility (b)                                    112,503           97,503
     Capital lease obligations                                  1,322            2,037
                                                        -------------    -------------
                                                              372,458          363,173
     Less current portion                                    (113,418)            (909)
                                                        -------------    -------------
                                                        $     259,040          362,264
                                                        =============    =============

     (a) On Command's revolving credit facility, as amended, (the "On Command Revolving Credit Facility") provides for aggregate borrowings of $275,000,000. Borrowings under the On Command Revolving Credit Facility are due and payable in July 2004. On Command had $16,367,000 of remaining availability under the On Command Revolving Credit Facility at September 30, 2002. On Command's ability to draw additional funds under the On Command Revolving Credit Facility is limited by certain financial covenants.

          Revolving loans extended under the On Command Revolving Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of On Command (4.32% effective borrowing rate at September 30, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the On Command Revolving Credit Facility, depending on certain operating ratios of On Command. The On Command Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on On Command's ability to pay dividends or make other distributions, and restrictions on On Command's ability to make capital expenditures. In addition, On Command is required to maintain leverage and interest coverage ratios. On Command was in compliance with such covenants at September 30, 2002. Substantially all of On Command's assets are pledged as collateral for borrowings under the On Command Revolving Credit Facility.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

          At September 30, 2002, the maximum leverage ratio permitted under the On Command Revolving Credit Facility was 4.50, and On Command's actual leverage ratio was 4.07. The maximum leverage ratio permitted under the On Command Revolving Credit Facility at December 31, 2002 and March 31, 2003 is 4.25 and 3.50, respectively. On Command is seeking an amendment to the On Command Revolving Credit Facility that would allow On Command to maintain compliance with this covenant. Although no assurance can be given, On Command believes that it will be successful in obtaining such an amendment on acceptable terms to On Command. In the event On Command is unable to obtain an acceptable amendment to the On Command Revolving Credit Facility, On Command would seek to refinance the On Command Revolving Credit Facility with alternative sources of financing. No assurance can be given that any such alternative financing would be available on terms acceptable to On Command or at all.

     (b) LSAT LLC's revolving credit facility, as amended, provides for maximum borrowings of $303,000,000 (the "PCS Loan Facility"). In May 2001, LSAT transferred its rights and obligations under the PCS Loan Facility to LSAT LLC. The PCS Loan Facility is secured by LSAT LLC's interest in shares of Sprint PCS Stock and by the Sprint PCS Collar described in note 7. Interest accrues at the 30 day LIBOR (1.82% at September 30, 2002) and is payable monthly. The principal balance is due and payable March 10, 2003. At September 30, 2002, borrowing availability pursuant to the PCS Loan Facility was $190,497,000.

     The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Due to its variable rate nature, the fair value of the Company's debt approximated its carrying value at September 30, 2002.

(10) TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS
     During the second quarter of 2001, Ascent purchased 2,245,155 shares of common stock of On Command from On Command's former Chairman of the Board and Chief Executive Officer for aggregate cash consideration of $25,191,000. Such purchase price represents a per share price of $11.22. The closing market price for On Command common stock on the day the transaction was signed was $7.77. The Company has included the $7,746,000 difference between the aggregate market value of the shares purchased and the cash consideration paid in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

     On August 8, 2000, the Company issued 13,500 shares of the Company's Series A, $.01 Par Value Convertible Participating Preferred Stock ("Series A Preferred Stock"), to the former Chairman and Chief Executive Officer of the Company in exchange for a $21,080,000 promissory note and a $13,500 cash payment. The promissory note is secured by the Series A Preferred Stock or proceeds thereon and the former Chairman and Chief Executive Officer's personal obligations under such promissory note are limited to 25% of the principal amount of the note plus accrued interest thereon. The note, which may not be prepaid, is due and payable on August 1, 2005, and interest on the note accrues at a rate of 7% per annum, compounded quarterly.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

(11) SIGNIFICANT CUSTOMERS
     During the first nine months of 2002, hotels owned, managed or franchised by Marriott International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton") and Six Continents Hotels, Inc. ("Six Continents") accounted for 29.9%, 15.9% and 10.9%, respectively, of On Command's room revenue. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command's results of operations and financial condition. However, contracts with respect to individually owned, managed or franchised hotels expire over an extended period of time depending on the installation date of the individual hotel. Additionally, the terms of On Command's contracts with hotels owned by a hotel chain are sometimes different than those of On Command's contracts with hotels that are managed or franchised by the same hotel chain.

     In October 2000, Hilton announced that it would not be renewing its master contract with On Command. In addition, On Command's master contract with Promus Hotel Corporation ("Promus"), a subsidiary of Hilton, expired on May 25, 2002. As a result, hotels owned, managed or franchised by Hilton or Promus are currently subject to a master contract between Hilton and a competitor of On Command. Accordingly, On Command anticipates that hotels owned by Hilton or Promus will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with On Command, and, although no assurance can be given, On Command anticipates that certain of those hotels will choose to renew. At September 30, 2002, On Command provided service to approximately 128,700 rooms in 543 hotels that are owned, managed or franchised by Hilton or Promus. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton or Promus. Through September 30, 2002, On Command's contracts with 64 of the aforementioned 543 hotels (16,500 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. On Command's individual contracts with the remaining 479 Hilton or Promus hotels (112,200 rooms) expire at various dates through 2010, with the majority expiring by 2005. Over time, On Command anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton or Promus will decrease. However, due to the uncertainties involved, On Command is currently unable to predict the amount and timing of the revenue decreases.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

(12) COMMITMENTS AND CONTINGENCIES
     The Company and other investors in the Sky Latin America businesses have severally guaranteed obligations due under certain transponder agreements and equipment lease agreements through 2018. At September 30,2002, the portions of the remaining undiscounted obligations due under such transponder agreements and equipment lease agreements that were severally guaranteed by the Company aggregated approximately $109,057,000 and $7,000,000, respectively. Subsequent to September 30, 2002, Globo Comunicacoes e Participacoes ("GloboPar"), an investor in three of the Sky Latin America entities, announced that it was reevaluating its capital structure. As a result, the Company believes that it is probable that GloboPar will not meet some, if not all, of its future funding obligations with respect to these three Sky Latin America entities. To the extent that GloboPar does not meet its funding obligations, the Company and other investors could mutually agree to assume GloboPar's obligations. To the extent that the Company or such other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable transponder agreements and equipment lease agreements. With respect to the equipment lease agreements, default also includes bankruptcy, debt default, or material adverse change in the business or financial condition of any guarantor that materially adversely affects the ability of any such guarantor to perform its obligations under the guarantee. In the event any such defaults were to occur, the default provisions of the applicable agreements would determine the ultimate amount to be paid by the Company. The Company believes that the maximum amount of the Company's aggregate exposure under the default provisions of the various agreements is not in excess of the undiscounted remaining obligations guaranteed by the Company, as set forth above. The three entities in which GloboPar is an investor account for approximately $89,667,000 of the approximately $116,057,000 of aggregate obligations guaranteed by the Company at September 30, 2002. The Company cannot currently predict whether it will be required to perform under any of such guarantees.

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

(13) INFORMATION ABOUT OPERATING SEGMENTS
     LSAT identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its combined revenue, net earnings or loss, or total assets. The Company's investments in equity affiliates are considered reportable segments if the Company's investment in, or share of losses of, any equity affiliate represents 10% or more of the Company's total assets or pre-tax earnings or loss, respectively. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes. The segment presentation for prior periods has been conformed to the current period segment presentation.

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

     For the nine months ended September 30, 2002, LSAT had two operating segments: On Command and Other. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States and is majority-owned and consolidated by LSAT. Other includes LSAT's non-consolidated investments and corporate.

     LSAT evaluates performance based on the measures of revenue and operating cash flow. LSAT defines operating cash flow as operating income before deducting stock compensation, depreciation and amortization, and asset impairments and other charges. LSAT's definition of operating cash flow may differ from cash flow measurements provided by other public companies. LSAT believes operating cash flow is a widely used financial indicator of companies similar to LSAT and its affiliates, which should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. LSAT generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

     LSAT utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                             On Command        Other       Eliminations      Total
                                            ------------   ------------    ------------   ------------
                                                                amounts in thousands
     PERFORMANCE MEASURES:

     Nine months ended September 30, 2002
         Revenue                            $    179,172            315              --        179,487
         Operating cash flow (deficit)      $     49,884         (2,012)             --         47,872

     Nine months ended September 30, 2001
         Revenue                            $    183,875         14,872              --        198,747
         Operating cash flow (deficit)      $     31,187        (10,318)             --         20,869

     BALANCE SHEET INFORMATION:

     As of September 30, 2002
         Total assets                       $    416,427        555,047              --        971,474

              LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A Consolidated Subsidiary of Liberty Media Corporation)

         Notes to Condensed Consolidated Financial Statements, continued

     The following table provides a reconciliation of segment operating cash flow to loss before income taxes and minority interest:

                                                                  Nine months ended september 30,
                                                                  -------------------------------
                                                                       2002             2001
                                                                  -------------     -------------
                                                                       amounts in thousands
     Segment operating cash flow                                  $      47,872            20,869
     Stock compensation                                                    (219)             (195)
     Depreciation and amortization                                     (100,035)         (128,620)
     Asset impairment and other charges                                  (7,925)             (422)
     Interest income                                                      1,547            11,066
     Interest expense                                                   (14,425)          (36,890)
     Share of losses of affiliates                                       (4,765)         (172,425)
     Unrealized gains on financial instruments                            1,865            25,814
     Nontemporary declines in fair value of investments                 (76,333)          (40,139)
     Other, net                                                          (1,965)           (3,531)
                                                                  -------------     -------------
          Loss before income taxes and minority interests         $    (154,383)         (324,473)
                                                                  =============     =============

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

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

- general economic and business conditions and industry trends;
- trends in hotel occupancy rates and business and leisure travel patterns;
- the regulatory and competitive environment of the industries in which the Company, and the entities in which it has interests, operate;
- the risk of potentially changing attitudes and community standards regarding On Command's adult content;
- uncertainties inherent in new business strategies, new product launches and development plans;
- rapid technological changes;
- the acquisition, development and/or financing of telecommunications networks and services;
- future financial performance, including availability, terms and deployment of capital;
- the ability of On Command to obtain an amendment to the On Command Revolving Credit Facility that will allow On Command to maintain compliance with the covenants contained therein;
- the ability of vendors to deliver required equipment, software, content and services on terms acceptable to the Company;
- availability of qualified personnel;
- changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
- changes in the nature of key strategic relationships with major customers, partners and joint venturers;
- competitor responses to the Company's products and services, and the products and services of the entities in which it has interests, and the overall market acceptance of such products and services.

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

RECENT TRANSACTIONS

LSAT LLC AND ASCENT TRANSACTION. On August 16, 2001, LSAT entered into two interrelated purchase agreements with Liberty Media and certain of its subsidiaries and affiliates. Both agreements were amended in November 2001 and January 2002. One agreement provided for LSAT's acquisition of certain subsidiaries of Liberty Media that collectively held the 89.41% ownership interest in LSAT LLC not already owned by LSAT in exchange for 25,298,379 shares of Series B Common Stock of the Company. The second purchase agreement provided for LSAT's acquisition of 100% of the capital stock of Ascent from a subsidiary of Liberty Media in exchange for 8,701,621 shares of Series B Common Stock of the Company. The LSAT LLC and Ascent Transaction closed on April 1, 2002. At September 30, 2002, Liberty Media owned approximately 86% of LSAT's outstanding common stock, which, when considered with the Series B Preferred Stock owned by Liberty Media, represented approximately 98% of LSAT's outstanding voting power.

As a result of the consummation of the LSAT LLC and Ascent Transaction, LSAT became the owner of 100% of the common equity interests of Ascent and LSAT LLC. Due to the fact that the Company, LSAT LLC and Ascent are all under the common control of Liberty Media, the LSAT LLC and Ascent Transaction has been accounted for by the Company in a manner similar to a pooling-of-interests. As such, the Company's consolidated financial statements have been restated to include LSAT LLC and Ascent as wholly-owned subsidiaries of LSAT effective with the respective March 2000 dates that Liberty Media acquired control of such entities.

As a result of the LSAT LLC and Ascent Transaction, LSAT's primary operating subsidiary is On Command. Through Ascent, a wholly-owned subsidiary of LSAT, LSAT owned approximately 63% of the outstanding On Command Common Stock at September 30, 2002. On Command develops, assembles, installs, and operates proprietary video systems. On Command's primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. On Command also provides, under long-term contracts, in-room viewing of select cable channels and other interactive services to hotels and businesses. The interactive services include video games, Internet offerings, digital music and various hotel and guest services. At September 30, 2002, On Command had operating subsidiaries or branches in the United States, Canada, Mexico, Argentina, Spain and Portugal.

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

CRITICAL ACCOUNTING POLICIES

CARRYING VALUE OF INVESTMENTS. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is nontemporary. The Company considers a number of factors in its determination including (i) the financial condition, operating performance and near term prospects or the investee; (ii) the reason for the decline in fair value, be it general market conditions, industry specific of investee specific; (iii) the length of time that the fair value of the investment is below the Company's carrying value and (iv) the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be nontemporary, the cost basis of the security is written down to fair value. In situations where the fair value of an asset is not evident due to a lack of public market price or other factors, management uses its bests estimates and assumptions to arrive at the estimated fair value of such an asset. The Company's assessment of the foregoing factors pursuant to this accounting policy involves a high degree of judgment and includes significant estimates and assumptions.

CARRYING VALUE OF LONG-LIVED ASSETS. The Company considers its policy for assessing the recoverability of its long-lived assets to be a critical accounting policy due to the materiality of the amounts involved and the high degree of judgment involved in determining the estimates and assumptions that form the basis for the Company's recoverability conclusions under the policy. For additional information concerning this policy, see note 2 to the accompanying condensed consolidated financial statements.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUE

IN-ROOM ENTERTAINMENT REVENUE

Revenue from On Command's in-room entertainment services consists primarily of fees collected from hotels for in-room services provided to hotel guests by On Command ("room revenue"). Services provided by On Command to hotel guests include pay-per-view movies, free-to-guest programming, video games, Internet service, short video products and digital music. On Command also earns revenue from the sale of video systems to third parties and the sale of video equipment to hotels ("video system and equipment sales"). Total in-room entertainment revenue (comprised of room revenue and video systems and equipment sales) increased $2,468,000 or 4.2% and decreased $4,703,000 or 2.6% during the three and nine months ended September 30, 2002, respectively, as compared to the corresponding prior year periods.

Room revenue increased $2,667,000 from $55,342,000 during the three months ended September 30, 2001 to $58,009,000 during the corresponding 2002 period, and decreased $3,966,000 from $175,359,000 during the nine months ended September 30, 2001 to $171,393,000 during the corresponding 2002 period. The increase in room revenue during the three-month period is attributable to (i) increases attributable to higher average rates for certain pay-per-view products; (ii) increases in revenue from short videos and other new products; and (iii) a lower volume of pay-per-view buys. During the nine-month period, the lower volume of pay-per-view buys more than offset the increases associated with higher rates and new products. On Command believes that most of the decrease in pay-per-view buys is attributable to a decline in occupancy rates, as further discussed below. A 3.3% reduction in the average number of rooms served by On Command during the nine months ended September 30, 2002, as compared to the corresponding prior year period, also contributed to the decrease in pay-per-view buys. The decline in the average number of rooms served by On Command is attributable to (i) the disposition of certain hotel rooms to e-ROOM and Techlive (as further described in notes 7 and 8 to the accompanying condensed consolidated financial statements),
(ii) the loss of rooms to competitors, and (iii) the discontinuance of service to certain non-profitable hotels.

Overall hotel occupancy rates declined 3.2% during the nine months ended September 30, 2002, as compared to the corresponding prior year period. In addition, occupancy rates for hotels in the top 25 markets declined 5.9% over the same period. Since On Command derives a significant portion of its revenue from hotels in the top 25 markets, On Command believes that the occupancy rate for this segment is the best indicator of the impact changes in hotel occupancy are having on On Command's business. Hotel occupancy rates are outside of On Command's control, and changes in hotel occupancy rates can have a significant impact on On Command's results of operations.

During the nine months ended September 30, 2002, hotels owned, managed or franchised by Marriott, Hilton and Six Continents accounted for 29.9%, 15.9% and 10.9%, respectively, of On Command's room revenue. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command's results of operations and financial condition. However, contracts with respect to individually owned, managed or franchised hotels expire over an extended period of time depending on the installation date of the individual hotel. Additionally, the terms of On Command's contracts with hotels owned by a hotel chain are sometimes different than those of On Command's contracts with hotels that are managed or franchised by the same hotel chain.

In October 2000, Hilton announced that it would not be renewing its master contract with On Command. In addition, On Command's master contract with Promus, a subsidiary of Hilton, expired on May 25, 2002. As a result, hotels owned, managed or franchised by Hilton or Promus are currently subject to a master contract between Hilton and a competitor of On Command. Accordingly, On Command anticipates that hotels owned by Hilton or Promus will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with On Command, and, although no assurance can be given, On Command anticipates that certain of those hotels will choose to renew. At September 30, 2002, On Command provided service to approximately 128,700 rooms in 543 hotels that are owned, managed or franchised by Hilton or Promus. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton or Promus. Through September 30, 2002, On Command's contracts with 64 of the aforementioned 543 hotels (16,500 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. On Command's individual contracts with the remaining 479 Hilton or Promus hotels (112,200 rooms) expire at various dates through 2010, with the majority expiring by 2005. Over time, On Command anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton or Promus will decrease. However, due to the uncertainties involved, On Command is currently unable to predict the amount and timing of the revenue decreases.

OTHER REVENUE

Other revenue in the 2001 periods is primarily comprised of the revenue of Ascent Network Services. Ascent sold Ascent Network Services to Liberty Livewire on September 4, 2001. For additional information, see note 3 to the accompanying condensed consolidated financial statements.

OPERATING COSTS

IN-ROOM ENTERTAINMENT OPERATING COSTS

In-room entertainment operating costs consist primarily of fees paid to movie and other content providers, hotel commissions, direct costs associated with On Command's Internet product, costs associated with video and music systems sold to other providers, costs associated with the repair, maintenance and support of video systems and other room service equipment, and costs associated with research and development activities.

In-room entertainment operating costs remained relatively constant during the three months ended September 30, 2002, as compared to the corresponding prior year period due to the net effect of (i) increases attributable to higher direct in-room service costs (content fees, hotel commissions, and other direct in-room service costs), as further described below; (ii) decreases attributable to the third quarter 2002 reversal of $1,618,000 of accruals deemed no longer needed for their originally intended purpose; (iii) decreases in labor and overhead costs resulting from a May 2001 corporate restructuring and other cost saving measures; (iv) decreases in research and development expenses; and (v) decreases in the costs associated with video system and equipment sales and other revenue. Direct in-room service costs were higher during the third quarter of 2002 due primarily to increases in guest programming costs, hotel commissions, license fee royalties, and video duplication and distribution costs. Such increases were only partially offset by reductions in Internet direct costs. The increases in guest programming costs are the result of higher rates from program suppliers, and an increase in the number of rooms with upgraded video systems that provide for a greater number of programming alternatives. The increases in hotel commissions and license fee royalties are largely attributable to increases in the corresponding revenue amounts during the three-month 2002 period.

In-room entertainment operating costs decreased $7,719,000 or 6.4% during the nine months ended September 30, 2002, as compared to the corresponding prior year period. Such decrease is primarily due to the net effect of (i) decreases in labor and overhead costs attributable to a May 2001 corporate restructuring and other cost saving measures; (ii) decreases in the costs associated with video system and equipment sales and other revenue; (iii) decreases due to the reversal of accruals, as described above; (iv) decreases in research and development expenses; and (v) increases attributable to higher direct in-room service costs. Direct in-room service costs were higher during the nine months ended September 30, 2002 due to the net effect of (i) increases attributable to higher guest programming costs and hotel commissions; and (ii) decreases attributable to lower license fee royalties, video duplication and distribution costs, and Internet direct costs. The decrease in license fee royalties is primarily attributable to a lower volume of feature film buys. Hotel commissions, as a percentage of total room revenue, increased slightly during the nine-month 2002 period. Direct in-room service costs represented 50.1% and 49.0% of total room revenue during the nine months ended September 30, 2002 and 2001, respectively. Certain of the Company's content fees and other in-room service costs do not vary with room revenue and occupancy rates.

On Command is a party to various agreements that permit On Command to distribute movies and programming networks. No assurance can be given that the cost of such movies and programming networks will not increase in future periods as contracts expire and renewals are negotiated. Certain of the Company's contracts with hotel customers limit the amount of any cost increases that can be passed on to such hotel customers. Any cost increases that On Command is not able to pass on to its customers would result in increased pressure on On Command's operating margins.

OTHER OPERATING COSTS

Other operating costs in the 2001 periods represent the operating costs of Ascent Network Services. Ascent sold Ascent Network Services to Liberty Livewire on September 4, 2001. For additional information, see note 3 to the accompanying condensed consolidated financial statements.

SELLING GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense decreased $3,948,000 or 38.4% and $33,484,000 or 64.7% during the three and nine months ended September 30, 2002, respectively, as compared to the corresponding prior year periods. Costs associated with On Command's relocation and restructuring activities during the 2001 periods accounted for $1,824,000 and $13,269,000, respectively of the decreases. In addition, the elimination of expenses as a result of the September 2001 sale of Ascent Network Services accounted for approximately $3,100,000 and $8,800,000, respectively of the decreases. The nine-month decrease also includes $7,746,000 related to Ascent's second quarter 2001 purchase of 2,245,155 shares of On Command Common Stock from the then Chief Executive Officer of On Command. For additional information regarding this transaction, see note 10 to the accompanying condensed consolidated financial statements. The remaining decrease during the nine-month period is primarily attributable to cost reductions realized by On Command as a result of a May 2001 corporate restructuring and other cost saving measures. During the three-month period, the effect of On Command's cost reduction efforts was more than offset by the effects of higher labor costs associated with an employee incentive plan initiated by On Command during 2002, higher bad debt expense and certain other individually insignificant items.

STOCK COMPENSATION

LSAT records estimated stock compensation pursuant to the intrinsic value method of Accounting Principles Board Opinion No. 25. Such estimate is subject to future adjustment based upon the market value of the underlying common stock. Since none of LSAT's outstanding stock appreciation rights ("SARs") were in-the-money at September 30, 2002 or 2001, LSAT recorded no compensation expense with respect to SARs during the nine months ended September 30, 2002 and 2001. The stock compensation expense recorded during the nine months ended September 30, 2002 and 2001 is attributable to restricted stock awards granted in February 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased $9,277,000 or 22.0% and $28,585,000 or 22.2% during the three and nine months ended September 30, 2002 and 2001 respectively, as compared to the corresponding prior year periods. Such decreases are primarily attributable to the Company's adoption of Statement 142, which, as further described in note 2 to the accompanying condensed consolidated financial statements, required the Company to cease recording goodwill amortization effective January 1, 2002. Depreciation remained relatively constant during the 2002 and 2001 periods as reductions to On Command's depreciable asset base attributable to assets becoming fully depreciated and asset dispositions were largely offset by increases attributable to capital expenditures.

ASSET IMPAIRMENTS AND OTHER CHARGES

The Company recorded an impairment loss during the nine months ended September 30, 2002 of $5,103,000 relating to the OCE Sale. For additional information, see note 8 to the accompanying condensed consolidated financial statements. The Company also recorded other charges aggregating $2,822,000 and $422,000 during the nine months ended September 30, 2002 and 2001, respectively. Such charges are comprised of amounts related to obsolete materials and equipment, and losses on various asset dispositions.

OTHER INCOME (EXPENSE)

The Company recognized interest income of $1,547,0000 and $11,066,000 during the nine months ended September 30, 2002 and 2001, respectively. The 2002 income was earned primarily on certain bonds that were purchased by LSAT LLC in August 2001. Such bonds are included with the Company's investment in Sky Latin America. The 2001 income was earned primarily on the cash and cash equivalent balances maintained by Ascent. The majority of Ascent's cash and cash equivalent balances were utilized to redeem the Ascent Senior Secured Discount Notes on December 31, 2001. To a lesser extent, interest earned on LSAT Astro's cash and cash equivalent balances also contributed to the Company's interest income during the nine months ended September 30, 2001. During 2001, all of LSAT Astro's cash and cash equivalent balances were utilized to fund the capital calls of Astrolink, LSAT Astro's 31.5%-owned investee.

During the nine months ended September 30, 2002 and 2001, the Company recognized interest expense of $14,425,000 and $36,890,000, respectively. The decrease in interest expense represents the combined effect of a decrease in interest rates and a decrease in the Company's weighted average debt balance. The reduction in the Company's weighted average debt balance is primarily due to the December 31, 2001 redemption of the Ascent Senior Secured Discount Notes.

During the nine months ended September 30, 2002 and 2001, the Company's share of losses of affiliates aggregated $4,765,000 and $172,425,000, respectively. The 2002 amount includes $4,118,000 representing the Company's share of Aerocast's losses and $647,000 representing losses with respect to the Company's investment in Astrolink. Since LSAT Astro's investment in Astrolink was reduced to zero at December 31, 2001, LSAT Astro's share of Astrolink's losses has been limited to the amounts loaned to Astrolink by the Company during the nine months ended September 30, 2002. At September 30, 2002, the Company was not obligated to provide additional funding to Astrolink. The Company's share of losses for the nine months ended September 30, 2001 includes a $155,000,000 loss representing a reduction in the carrying value of LSAT Astro's investment in Astrolink. For additional information, see note 6 to the accompanying condensed consolidated financial statements.

Unrealized gains on financial instruments during the nine months ended September 30, 2002 and 2001 aggregated $1,865,000 and $25,814,000, respectively. The details of such gains (losses) are as follows:

                                                                 Nine months ended september 30,
                                                                 -------------------------------
                                                                      2002             2001
                                                                 -------------     -------------
                                                                       amounts in thousands
Change in fair value of GM Hughes put
   spread collar                                                 $       5,528            10,989
Change in time value of equity collars                                  (1,782)           21,633
Change in fair value of iBEAM put option                                (1,881)           (6,808)
                                                                 -------------     -------------
                                                                 $       1,865            25,814
                                                                 =============     =============

Nontemporary declines in fair values of investments aggregated $76,333,000 and $40,139,000 during the nine months ended September 30, 2002 and 2001, respectively. The 2002 amount includes reductions of the carrying values of LSAT LLC's investments in Sky Latin America and Loral of $58,948,000 and $17,385,000, respectively. The 2001 amount includes reductions of the carrying values of LSAT LLC's investments in Wildblue and XMSR of $20,725,000 and $14,575,000, respectively. For additional information, see note 7 to the accompanying condensed consolidated financial statements.

INCOME TAXES

The Company recognized income tax benefits of $14,745,000 and $16,819,000 during the nine months ended September 30, 2002 and 2001, respectively. The 2002 benefit includes a $5,666,000 tax refund received by LSAT as a result of a change in tax law that occurred during the first quarter of 2002. Such change resulted in the elimination of restrictions on the use of net operating loss carryforwards to offset alternative minimum tax liabilities. The 2002 and 2001 income tax benefits also include deferred tax benefits associated with losses recognized by Ascent. Ascent has recognized such losses to the extent that the tax effect of such losses offsets Ascent's deferred income tax liability. At September 30, 2002, Ascent's deferred tax liability was $14,849,000. Ascent's majority-owned subsidiary, On Command, is not included in the consolidated tax return of Liberty Media. At the LSAT level, LSAT is only able to recognize income tax benefits for financial reporting purposes to the extent that such benefits offset recorded income tax liabilities or LSAT generates taxable income. For financial reporting purposes, all of LSAT's income tax liabilities had been fully offset by income tax benefits at September 30, 2002 and 2001. In connection with the consummation of the LSAT LLC and Ascent Transaction, the Company and Liberty Media entered into a Tax Liability Allocation and Indemnification Agreement. For additional information, see note 3 to the accompanying condensed consolidated financial statements.

MINORITY INTERESTS IN LOSS OF CONSOLIDATED SUBSIDIARIES

The minority interests' share of losses of consolidated subsidiaries aggregated $186,000 and $20,698,000 during the nine months ended September 30, 2002 and 2001, respectively. Such amounts primarily represent the minority interests' share of On Command's net losses. The decrease is primarily attributable to a change in how On Command's losses are allocated. During the first quarter of 2002, the cumulative losses allocated by Ascent to the On Command minority interests exceeded Ascent's carrying amount for the minority interests in On Command's equity. Since the On Command minority interest holders have no obligation to make further contributions to On Command, 100% of On Command's losses for periods subsequent to March 31, 2002 have been, and will be in future periods, allocated to Ascent unless and to the extent that the On Command minority interest holders make additional investments in On Command's equity.

MATERIAL CHANGES IN FINANCIAL CONDITION

LSAT is a holding company that does not generate positive cash flow at the LSAT level. The only subsidiary of LSAT that generates significant revenue is On Command. Due to covenant restrictions contained in the On Command Revolving Credit Facility, LSAT is generally not entitled to the cash resources or cash generated by the operations of On Command. The sources of liquidity available to LSAT at the LSAT level are described below.

On a consolidated basis, the Company used cash provided by operating activities of $47,001,000 and cash provided by financing activities of $9,336,000 to fund investing activities of $67,779,000. The Company's investing activities included $27,163,000 of investments in and advances to affiliates and $41,447,000 of capital expenditures.

LSAT LLC's PCS Loan Facility, as amended, provides for maximum borrowings of $303,000,000 and is due and payable on March 10, 2003. The PCS Loan Facility is secured by the Company's interest in the Sprint PCS Stock and the Sprint PCS Collar described below. Interest accrues at the 30 day LIBOR (1.82% at September 30, 2002) and is payable monthly. The Company anticipates that it will use available borrowings under the PCS Loan Facility to fund its investing and operating activities. At September 30, 2002, borrowing availability pursuant to the PCS Loan Facility was $190,497,000.

In March 2000, LSAT entered into a $60,000,000 note payable to Liberty Media. The note bears interest at the 3 month LIBOR plus 2% (3.74% at September 30, 2002). Interest payments are due semi-annually on the first day of March and September. The note, which allows for prepayments, matures on March 16, 2003 at which time all unpaid principal and interest is due. At September 30, 2002, the unpaid principal on the note was $48,411,000 and the accrued interest on the note was $151,000.

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

In August 2002, the LSAT Board of Directors authorized the Company's purchase of up to 3,000,000 of LSAT's Series A and Series B common stock in open market purchases. The timing of purchases, prices paid and actual number of shares of common stock purchased will depend on market conditions and the direction of management. During the third quarter of 2002, LSAT purchased 14,300 shares of Series A common stock for aggregate cash consideration of $32,000 pursuant to this share buy back program.

In March 2000, LSAT issued 150,000 shares of Series A Preferred Stock, and 150,000 shares of Series B Preferred Stock to Liberty Media in exchange for shares of Sprint PCS Stock. On the date of issuance, each such series of preferred stock had an aggregate stated value of $150,000,000. The Series A Preferred Stock and Series B Preferred Stock, which were each issued at a discount to their stated values, are redeemable at the option of Liberty Media on or after April 1, 2020 at a price equal to stated value plus all accrued and unpaid dividends. The Company may elect to use cash, Series A Common Stock or a combination thereof to satisfy such dividend requirements through March 2003. During the third quarter of 2002, the Company issued 4,320,277 shares of Series A Common Stock in satisfaction of dividends accrued through June 30, 2002. Accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock aggregated $7,500,000 at September 30, 2002.

During the year ended December 31, 2001 and the three months ended March 31, 2002, Liberty Media loaned $18,552,000 and $6,573,000, respectively, to LSAT LLC. LSAT LLC used the proceeds from these loans to fund capital calls from Sky Latin America. The loans provided for interest at 8% per annum and were due and payable on demand after November 27, 2001. Concurrently, with the closing of the LSAT LLC and Ascent Transaction, (i) Liberty Media contributed to the Company, as part of that transaction and for no additional consideration, promissory notes issued by subsidiaries of Liberty Media, with an aggregate principal balance of $18,552,000 and related accrued interest of $651,000, representing the loans described above that were made through December 31, 2001, and (ii) LSAT LLC repaid principal of $6,573,000 and accrued interest of $37,000 related to the first quarter 2002 advances.

As a result of the consummation of the LSAT LLC and Ascent Transaction, Liberty Media no longer has a direct ownership interest in LSAT LLC, and has no obligation to provide funding to LSAT LLC. Accordingly, LSAT's primary sources of liquidity at the LSAT level are expected to be borrowing availability under the PCS Loan Facility and cash and cash equivalent balances held by LSAT. At September 30, 2002, LSAT's cash and cash equivalent balances aggregated $20,658,000. LSAT does not expect Ascent or its principal operating subsidiary, On Command, to provide any of LSAT's financial resources during 2002. The financial resources and requirements of On Command are described below. During 2002, LSAT anticipates that, at the LSAT level, it will use a portion of its financial resources to fund LSAT LLC's capital contributions to Sky Latin America, LSAT's operating deficit, its interest requirements under the PCS Loan Facility and the note payable to Liberty Media, and its preferred stock dividend requirements.

The On Command Revolving Credit Facility, as amended, provides for aggregate borrowings of $275,000,000. Borrowings under the On Command Revolving Credit Facility are due and payable in July 2004. On Command had $16,367,000 of remaining availability under the On Command Revolving Credit Facility at September 30, 2002. On Command's ability to draw additional funds under the On Command Revolving Credit Facility is limited by certain financial covenants.

Revolving loans extended under the On Command Revolving Credit Facility bear interest at the LIBOR plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of On Command (4.32% effective borrowing rate at September 30, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the On Command Revolving Credit Facility, depending on certain operating ratios of On Command. The On Command Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on On Command's ability to pay dividends or make other distributions, and restrictions on On Command's ability to make capital expenditures. In addition, On Command is required to maintain leverage and interest coverage ratios. On Command was in compliance with such covenants at September 30, 2002. Substantially all of On Command's assets are pledged as collateral for borrowings under the On Command Revolving Credit Facility.

At September 30, 2002, the maximum leverage ratio permitted under the On Command Revolving Credit Facility was 4.50, and On Command's actual leverage ratio was
4.07. The maximum leverage ratio permitted under the On Command Revolving Credit Facility at December 31, 2002 and March 31, 2003 is 4.25 and 3.50, respectively. Although On Command anticipates that it will be in compliance with the leverage ratio covenant at December 31, 2002, On Command currently believes that it will not be in compliance with such covenant at March 31, 2003. On Command is seeking an amendment to the On Command Revolving Credit Facility that would allow On Command to maintain compliance with this covenant. Although no assurance can be given, On Command believes that it will be successful in obtaining such an amendment on acceptable terms to On Command. In the event On Command is unable to obtain an acceptable amendment to the On Command Revolving Credit Facility, On Command would seek to refinance the On Command Revolving Credit Facility with alternative sources of financing. No assurance can be given that any such alternative financing would be available on terms acceptable to On Command or at all.

In connection with a first quarter 2001 transaction, On Command agreed that e-ROOM would have the option during the 15 day period beginning on March 1, 2003 to cause On Command to repurchase all, but not less than all, of the 275,000 shares of On Command Common Stock issued to e-ROOM at a price of $15 per share. Such repurchase obligation will terminate if the On Command Common Stock closes at or above $15 per share on any ten consecutive trading days prior to March 1, 2003, and the shares of On Command Common Stock held by e-ROOM are freely tradable during such period.

Historically, On Command has required external financing to fund the cost of installing and upgrading video systems in hotels. However, during the first nine months of 2002, On Command has reduced its reliance on external financing by reducing expenses, increasing revenue per equipped room, and by more effectively managing capital expenditures. Assuming On Command continues to meet its revenue targets, reduce expenses and effectively manage capital expenditures, On Command expects that it will be able to rely on cash provided by operations, existing availability under the On Command Revolving Credit Facility, and existing cash and cash equivalent balances to fund its capital expenditures and other anticipated liquidity requirements through 2003. Through September 30, 2002, On Command 's actual revenue was in line with the targeted range for the year ended December 31, 2002. On Command 's revenue targets for 2003 are based in part on the assumption that occupancy rates for 2003 will be consistent with the 2002 rates. Although no significant revenue shortfall is expected in 2002 or 2003, On Command expects that it would compensate for any revenue shortfall by reducing expenses and managing its capital expenditures. Accordingly, although no assurance can be given, On Command continues to believe that it will not require additional sources of liquidity to fund its capital expenditures and anticipated liquidity requirements through 2003. Notwithstanding the foregoing, On Command anticipates that it will require additional external financing to (i) fund any significant new growth initiatives or unanticipated liquidity requirements; or
(ii) refinance the On Command Revolving Credit Facility, if necessary (as discussed above). No assurance can be given that On Command will continue to be successful in reducing its reliance on external financing during the balance of 2002 and 2003, and if external financing is required, no assurance can be given that any such financing would be available on terms acceptable to On Command or at all.

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

The Company and other investors in the Sky Latin America businesses have severally guaranteed obligations due under certain transponder agreements and equipment lease agreements through 2018. At September 30,2002, the portions of the remaining undiscounted obligations due under such transponder agreements and equipment lease agreements that were severally guaranteed by the Company aggregated approximately $109,057,000 and $7,000,000, respectively. Subsequent to September 30, 2002, Globo Comunicacoes e Participacoes ("GloboPar"), an investor in three of the Sky Latin America entities, announced that it was reevaluating its capital structure. As a result, the Company believes that it is probable that GloboPar will not meet some, if not all, of its future funding obligations with respect to these three Sky Latin America entities. To the extent that GloboPar does not meet its funding obligations, the Company and other investors could mutually agree to assume GloboPar's obligations. To the extent that the Company or such other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable transponder agreements and equipment lease agreements. With respect to the equipment lease agreements, default also includes bankruptcy, debt default, or material adverse change in the business or financial condition of any guarantor that materially adversely affects the ability of any such guarantor to perform its obligations under the guarantee. In the event any such defaults were to occur, the default provisions of the applicable agreements would determine the ultimate amount to be paid by the Company. The Company believes that the maximum amount of the Company's aggregate exposure under the default provisions of the various agreements is not in excess of the undiscounted remaining obligations guaranteed by the Company, as set forth above. The three entities in which GloboPar is an investor account for approximately $89,667,000 of the approximately $116,057,000 of aggregate obligations guaranteed by the Company at September 30, 2002. The Company cannot currently predict whether it will be required to perform under any of such guarantees.

Effective September 29, 2000, LSAT LLC acquired a 1% managing common interest in IB2 LLC from a subsidiary of Liberty Digital for $652,000. Liberty Digital retained a Preferred Interest in IB2 LLC, which owns approximately 360,000 shares of iBEAM Stock. The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM Stock on September 29, 2000) plus a 9% return, compounded annually (the "Put Option"). LSAT LLC has the right to call Liberty Digital's Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances, including iBEAM's bankruptcy, LSAT LLC can force Liberty Digital to exercise the Put Option prior to September 29, 2008. During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying the Put Option liability at an amount ($30,369,000 at September 30, 2002), which represents the Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the Put Option will be limited to Liberty Digital's 9% return on the Put Option liability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2002, the Company had $419,547,000 of variable-rate liabilities with a weighted-average interest rate of 3.58%. Accordingly, the Company is sensitive to interest rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. Assuming no increase or decrease in the amount outstanding, a hypothetical 1% increase (or decrease) in interest rates at September 30, 2002 would increase (or decrease) the Company's annual interest expense and cash outflows by approximately $4,915,000. At September 30, 2002, the Company's variable rate liabilities were due and payable as follows (amounts in thousand):

               March 2003                                      $         160,914
               July 2004                                                 258,633
                                                               -----------------
                                                               $         419,547
                                                               =================

The Company is exposed to changes in stock prices primarily as a result of its significant holdings in Sprint PCS Stock and other publicly traded securities. The Company uses equity collars and a put spread collar to hedge market risk with respect to certain of its publicly traded securities. At September 30, 2002, the aggregate fair market value of the Company's publicly traded securities (excluding the fair value of related hedge instruments) was $33,096,000 ($9,966,000 of which represents the fair value of the Sprint PCS Stock). At September 30, 2002, the fair value of the Company's equity collars was $315,666,000 ($291,519,000 of which represents the fair value of the Sprint PCS Stock equity collar), and the fair value of the Company's put spread collar was $20,274,000. At September 30, 2002, the fair market value of the GM Hughes Stock that is the subject of the put spread collar was $16,671,000. Among other things, the GM Hughes put spread collar (i) provides the Company with the right to require a counterparty to purchase shares of GM Hughes Stock for a weighted average price of $26.64 per share in October 2003; and (ii) provides a counterparty with the right to require the Company to repurchase shares of GM Hughes Stock for a weighted average price of $14.80 per share in October 2003. At September 30, 2002, the per share market value of GM Hughes Stock was $9.15. In addition, the Company owned $2,559,000 of publicly traded securities at September 30, 2002 that were not hedged. For additional information concerning the Company's investments in publicly traded securities and related derivative financial instruments, see note 7 to the accompanying condensed consolidated financial statements of the Company.

On Command transacts business in various foreign currencies, including Canada and Mexico and to a lesser extent, Argentina, Spain and Portugal. On Command believes the risks of foreign exchange rate fluctuations on its present operations are not material to On Command's overall financial condition. However, On Command will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations, if deemed prudent.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's acting president and chief financial officer performed an evaluation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on this evaluation, the Company believes that such controls and procedures effectively ensure that information required to be disclosed in this quarterly report on Form 10-Q is appropriately recorded, processed and reported. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

          None.

         (b) Reports on Form 8-K filed during quarter ended September 30, 2002:

             Date Filed                Items Reported            Financial Statements Filed
             ----------                --------------            --------------------------
          August 14, 2002                  Item 9                                 None
         September 10, 2002                Item 7                Liberty Satellite & Technology, Inc. -
                                                                     Consolidated Financial
                                                                    Statements as of December 31,
                                                                    2001 and 2000 and for the
                                                                      three years ended
                                                                      December 31, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LIBERTY SATELLITE & TECHNOLOGY, INC.

Date:  November 14, 2002      By:  /s/ Kenneth G. Carroll
                                   ------------------------
                                   Kenneth G. Carroll
                                   Acting President, Chief Financial Officer and
                                   Treasurer (Principal Financial Officer and
                                   Principal Accounting Officer)

                                  CERTIFICATION

I, Kenneth G. Carroll, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Liberty Satellite & Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Kenneth G. Carroll
------------------------------------
Kenneth G. Carroll

Acting President and Chief Financial Officer