Form 10-K
period 2002-12-31
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2003-03-28
CIK 1022222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER: 0-21317
                            ------------------------

                      LIBERTY SATELLITE & TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

               STATE OF DELAWARE                                   84-1299995
         (State or other jurisdiction                (I.R.S. Employer Identification Number)
       of incorporation or organization)

            12300 LIBERTY BOULEVARD                                   80112
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the Registrant is an accelerated filer as described in Rule 12(b)-2 of the Securities Exchange Act. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    The aggregate market value of the voting stock held by nonaffiliates of Liberty Satellite & Technology, Inc. computed by reference to the last sales price of such stock, as of the close of trading on June 28, 2002, was approximately $14,822,000.

    The number of shares outstanding of Liberty Satellite & Technology, Inc.'s common stock as of February 28, 2003 was:

                 Series A Common Stock--14,304,794 shares; and
                   Series B Common Stock--34,765,055 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      LIBERTY SATELLITE & TECHNOLOGY, INC.
                        2002 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
                                      PART I

Item 1.      Business....................................................  I-1
Item 2.      Properties..................................................  I-22
Item 3.      Legal Proceedings...........................................  I-22
Item 4.      Submission of Matters to a Vote of Security Holders.........  I-23

                                      PART II

Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................  II-1
Item 6.      Selected Financial Data.....................................  II-2
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................  II-3
Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk......................................................  II-20
Item 8.      Financial Statements and Supplementary Data.................  II-20
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  II-20

                                     PART III

Item 10.     Directors and Executive Officers of the Registrant..........  III-1
Item 11.     Executive Compensation......................................  III-3
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................  III-5
Item 13.     Certain Relationships and Related Transactions..............  III-10
Item 14.     Controls and Procedures.....................................  III-13

                                      PART IV

Item 15.     Exhibits, Financial Statements and Financial Statement
               Schedules and Reports on Form 8-K.........................  IV-1

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

    GENERAL. Liberty Satellite & Technology, Inc. ("LSAT", and together with its consolidated subsidiaries, the "Company") is a majority-owned subsidiary of Liberty Media Corporation ("Liberty Media"). At December 31, 2002, Liberty Media owned 85.6% of LSAT's common stock, and 100% of LSAT's preferred stock, which ownership interests collectively represented 97.6% of the overall voting power of LSAT's common and preferred securities. LSAT's primary operating subsidiary is On Command Corporation, which provides in-room, on-demand entertainment and information services to hotels, motels and resorts. In addition, LSAT pursues strategic opportunities worldwide in the distribution of Internet data and other content via satellite and related businesses. Currently, the Company conducts its business through strategic investments in, and contractual arrangements with, various entities that operate, or are developing, satellite and terrestrial wireless networks for broadband distribution of Internet access, video programming, streaming media and other data. Most of the businesses with which the Company has strategic relationships are in developmental stages and operate at substantial losses. There can be no assurances that such businesses will continue to be able to fund such losses or that their development plans will be achieved.

    Since its formation in 1996, the Company has undergone a number of significant changes in its business. In order to help the reader to understand the financial information presented herein, following is a brief description of the business of LSAT and its predecessors since 1996, as well as certain material transactions affecting the Company during such period.

    THE SPIN-OFF. LSAT was incorporated in Delaware in November 1996 under the name TCI Satellite Entertainment, Inc. Prior to the Spin-off (as defined below), the Company was wholly owned by Tele-Communications, Inc. ("TCI") (which was acquired by AT&T Corp. in 1999 and subsequently by Comcast Corporation (formerly AT&T Comcast Corporation) in 2002). Among its other businesses, TCI, through various subsidiaries, was engaged in distributing
PRIMESTAR-Registered Trademark- satellite television services, a medium power digital satellite service. The Company was formed to own and operate certain businesses constituting TCI's collective interest in the digital satellite business. On December 4, 1996, TCI distributed, as a dividend, all of the issued and outstanding LSAT common stock to the holders of TCI's then outstanding TCI Group tracking stock (the "Spin-off").

    PRIMESTAR BY TCI. From December 1996 through March 1998, LSAT marketed and distributed the PRIMESTAR-Registered Trademark- programming service under the brand names "PRIMESTAR By TCI" and "PRIMESTAR By TSAT" and owned an aggregate 21% partnership interest in PRIMESTAR Partners L.P. (now known as Phoenixstar Partners L.P.) ("Primestar Partners"). Primestar Partners owned and operated the PRIMESTAR-Registered Trademark- service, which was the second largest digital satellite business and the eighth largest multichannel video programming distribution business in the U.S., measured by the number of subscribers at December 31, 1998. In addition, the Company, through its wholly-owned subsidiary, Tempo Satellite, Inc. ("Tempo"), held a construction permit (the "FCC License") issued by the Federal Communications Commission ("FCC"), authorizing construction of a high power direct broadcast satellite ("DBS") system. Tempo was a party to a satellite construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral") pursuant to which Tempo arranged for the construction of two high power direct broadcast satellites (the "Tempo Satellites"). In March 1997, one of the Tempo Satellites ("Tempo DBS-1") was launched into geosynchronous orbit. The other Tempo Satellite ("Tempo DBS-2") served as a ground spare for Tempo DBS-1.

    THE PRIMESTAR ROLL-UP. Effective April 1, 1998, a business combination (the "Primestar Roll-up") was consummated whereby LSAT contributed and transferred to PRIMESTAR, Inc. (now known as Phoenixstar, Inc.) ("Phoenixstar") substantially all of LSAT's assets and liabilities in exchange for shares of Phoenixstar common stock representing approximately 37% of the outstanding shares of common equity of Phoenixstar and approximately 38% of the combined voting power of such common equity. In addition, the business of Primestar Partners and the business of distributing the PRIMESTAR-Registered Trademark- programming service of each of the other partners in Primestar Partners was consolidated into Phoenixstar.

    As a result of the Primestar Roll-up, LSAT became a holding company, with no substantial assets or liabilities other than (i) 100% of the outstanding capital stock of Tempo, (ii) its ownership interest in Phoenixstar, and (iii) its rights and obligations under certain agreements with Phoenixstar and others.

    THE HUGHES TRANSACTIONS. In 1999, LSAT, Tempo, Phoenixstar and Primestar Partners sold to Hughes Electronics Corporation ("Hughes"), a subsidiary of General Motors Corporation, (i) Tempo DBS-1 and Tempo DBS-2 (ii) Tempo's FCC License and (iii) Phoenixstar's rights to use Tempo's DBS system for aggregate consideration of $500 million including assumed liabilities (the "Hughes High Power Transaction").

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

    LIBERTY 2000 TRANSACTIONS. On March 16, 2000, the Company completed two transactions with Liberty Media (the "Liberty 2000 Transactions"). Pursuant to the terms of the first transaction, the Company acquired from Liberty Media its beneficial interest in 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock"), in exchange for (i) Series A 12% Cumulative Preferred Stock of the Company with a liquidation value of $150,000,000 and
(ii) Series B 8% Cumulative Convertible Voting Preferred Stock ("Series B Preferred Stock") of the Company with a liquidation value of $150,000,000. The Series B Preferred Stock is convertible into Series B Common Stock of the Company at a conversion price of $88.40 per share, subject to adjustment. The shares of Series B Preferred Stock have super voting rights, which gave Liberty Media voting control over the Company. Accordingly, since March 16, 2000, LSAT has been a consolidated subsidiary of Liberty Media.

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

    In a related transaction, which was also consummated on March 16, 2000, the Company paid Liberty Media $60,000,000 in the form of an unsecured promissory note in exchange for a 13.99% ownership interest in LSAT Astro LLC ("LSAT Astro"), a limited liability company whose assets included an approximate 31.5% interest in ASTROLINK International LLC and $250,000,000 in cash. The remaining 86.01% of LSAT Astro was contributed by Liberty Media to LSAT LLC, as indicated above.

    LSAT LLC AND ASCENT ENTERTAINMENT TRANSACTION. On August 16, 2001, the Company entered into two interrelated purchase agreements with Liberty Media and certain of its subsidiaries and affiliates. Both agreements were amended in November 2001 and January 2002. One agreement provided for the Company's acquisition of certain subsidiaries of Liberty Media that collectively held the 89.41% ownership interest in LSAT LLC not already owned by LSAT in exchange for 25,298,379 shares of the Company's Series B Common Stock. The second purchase agreement provided for the Company's acquisition of 100% of the capital stock of Ascent Entertainment Group, Inc. ("Ascent Entertainment") from a subsidiary of Liberty Media in exchange for 8,701,621 shares of the Company's Series B Common Stock. Ascent Entertainment's primary operating subsidiary is On Command Corporation (together with its subsidiaries, "On Command"), which provides in-room, on-demand video entertainment and information services to hotels, motels and resorts, primarily in the United States. The foregoing transaction (the "LSAT LLC and Ascent Entertainment Transaction") closed on April 1, 2002.

    FORWARD LOOKING STATEMENTS. Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

    - General economic and business conditions, particularly trends in the telecommunications, travel and entertainment industries;

    - The regulatory and competitive environment of the industries in which the Company, and the entities in which it has interests, operate;

    - Uncertainties inherent in new business strategies, product launches, development plans and investments, including the Company's proposed investments in ASTROLINK International LLC and Wildblue
      Communications, Inc., and On Command's strategy to expand its target market to include smaller hotels;

    - Uncertainties associated with the Company's contingent obligations with respect to its investments in satellite television operators in Latin America;

    - The acquisition, development and/or financing of telecommunications networks and services;

    - Trends in hotel occupancy rates and business and leisure travel patterns, including the potential impacts that wars, terrorist activities, or other geopolitical events might have on such occupancy rates and travel patterns;

    - Uncertainties inherent in On Command's efforts to renew or enter into agreements on acceptable terms with its significant hotel chain customers and their owned, managed and franchised hotels;

    - On Command's ability to access quality movies, programming networks and other content on acceptable terms;

    - The potential impact that any negative publicity, lawsuits, or boycotts by opponents of mature-themed programming content distributed by On Command could have on the willingness of hotel industry participants to deliver such content to guests;

    - The potential for increased government regulation and enforcement actions, and the potential for changes in laws that would restrict or otherwise inhibit On Command's ability to make mature-themed programming content available over its video systems;

    - Competitive threats posed by rapid technological changes;

    - The development, provision and marketing of On Command's new platforms, such as the Roommate-TM- and MiniMate-TM- platforms, and customer acceptance, usage rates, and profitability of such platforms;

    - The development and provision of new services, such as On Command's television-based Internet service, short subject, video game and digital music products, and customer acceptance and usage rates of such services;

    - Uncertainties inherent in On Command's future operating results and capital expenditure requirements;

    - Uncertainties inherent in On Command's ability to execute planned upgrades of its video systems, including uncertainties associated with operational, economic and other factors;

    - The ability of vendors to deliver required equipment, software and services;

    - Availability of qualified personnel;

    - The ability of On Command to restructure or refinance its revolving credit facility;

    - The ability of LSAT and On Command to secure long-term financing on acceptable terms; and

    - Other factors discussed in this Report.

    Many of the foregoing risks and uncertainties are discussed in greater detail under the captions "BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company has two operating segments: "On Command" and "Other". Financial information related to the Company's operating segments is included in the notes to the accompanying consolidated financial statements.

(C) NARRATIVE DESCRIPTION OF BUSINESS

    PRINCIPLE SUBSIDIARIES AND STRATEGIC RELATIONSHIPS

    The following table sets forth information concerning the Company's significant subsidiaries and business affiliates. Ownership percentages in the table are approximate, calculated as of February 1, 2003, and, where applicable and except where otherwise noted, assume conversion of the Company's ownership interest to common equity.

                                          PERCENTAGE
                                          OWNERSHIP
ENTITY                                    AT 3/1/03            DESCRIPTION OF BUSINESS
------                                    ----------   ----------------------------------------
On Command..............................       80%     Provides in-room, on demand video
                                                       entertainment and information services
                                                       to hotels, motels and resorts.

Sky Latin America.......................       10%     Operates a satellite-delivered
                                                       television platform serving Mexico,
                                                       Brazil, Colombia and Chile.

Wildblue Communications, Inc............       16%     Building a Ka-band satellite network to
                                                       provide broadband data communications
                                                       services to homes and small offices in
                                                       North America and Latin America.

ASTROLINK International LLC.............     31.5%     Building a Ka-band satellite network to
                                                       provide broadband data communications
                                                       services to businesses.

Hughes Electronics Corporation (NYSE:
  GMH)..................................  less than1%  Provides digital television entertainment, satellite services and
                                                       satellite-based private business
                                                       networks.

XM Satellite Radio Holdings, Inc.
  (NASDAQ: XMSR)........................  less than1%  Provides 100 national audio channels from two satellites directly to vehicle,
                                                       home and portable radios.

ON COMMAND CORPORATION

GENERAL

    On Command is a leading provider (in terms of revenue and number of rooms served) of in-room, video entertainment and information services to hotels, motels and resorts. At December 31, 2002, On Command provided in-room entertainment services to approximately 891,000 hotel rooms. Approximately 89% of On Command's total equipped rooms at December 31, 2002 were located in the United States, with the balance located primarily in Canada and Mexico. A hotel, motel or resort is collectively referred to herein as a "hotel." At March 1, 2003, LSAT, through Ascent Entertainment, controlled approximately 74% of the outstanding On Command Common Stock and approximately 80% of the total voting power associated with On Command's equity securities.

INDUSTRY BACKGROUND

    The provision of in-room entertainment and information services to the hotel industry includes offering pay-per-view motion pictures, archived television and other short subject content, games, digital music, Internet connectivity, guest programming of select pay cable channels and an increasing array of interactive programs and information services. Depending on the type of system installed and the size of the hotel, guests could choose from among 12 to 85 pay-per-view programming titles as of December 31, 2002. Based on the current storage capacities of On Command's most technologically advanced systems, and improvements in the storage capacities of those systems that are expected to occur in 2003 and future periods, On Command expects that the average number of programming titles available to guests will increase over time. Changes in technology have also led to the ability to provide a number of on-demand interactive services such as Internet services, games, digital music, guest folio review, automatic checkout, survey completion and guest messaging. The market for in-room entertainment and information is characterized as a highly competitive environment among several industry-dedicated companies and a number of new entrants including cable companies, satellite distribution companies, telecommunications companies, laptop connectivity companies and others.

OPERATING AND GROWTH STRATEGY

    On Command's operating and growth strategy for the next several years is to increase revenue while containing, and wherever possible, reducing expenses and capital expenditures. Specifically On Command plans to increase revenue by
(i) developing and, to the extent economically feasible, implementing new technologies that will enhance On Command's ability to manage its existing systems or products and/or allow On Command to introduce new or more technologically advanced products; (ii) retaining existing hotel customers and selectively increasing the number of rooms in On Command's traditional target market (generally hotels with 150 or more rooms); (iii) expanding On Command's target market by marketing the MiniMate-TM- platform to smaller hotels (generally hotels with less than 150 rooms) and lower cost hotels; and
(iv) selectively increasing prices. On Command initiated cost reduction and containment efforts in 2001, and On Command expects to continue to focus on all available opportunities to reduce or contain costs for the foreseeable future. In this regard, On Command believes vendor and customer relationships, outsourcing, and new technologies, such as On Command's new satellite distribution system, are among the areas that will provide opportunities for cost reduction and containment during 2003 and future periods. On Command intends to contain and reduce capital expenditures by continuing its efforts to more effectively manage and deploy capital with a view towards improving On Command's return on its capital expenditures. On Command's ability to accomplish its operating objectives is dependent to a degree on hotel occupancy rates and other factors outside of its control. No assurance can be given that On Command will be able to significantly increase its revenue base or reduce its expenses or capital expenditures. To the extent that changes in hotel occupancy rates impact On Command's revenue base, On Command will not experience proportionate changes in its expenses since many of On Command's expenses do not vary with hotel occupancy rates.

VIDEO SYSTEMS

    OCX-Registered Trademark- Video System

    The OCX-Registered Trademark- video system is a multimedia platform that, in most cases, incorporates digital content storage and playback. The OCX-Registered Trademark- video system currently is capable of providing interactive multimedia menus, high-speed television-based Internet service, Playstation-Registered Trademark- games and digital music, as well as the ability to offer more choices of higher-quality on-demand movie services, including full-length feature films and non-theatrical short videos.

    On Command has developed an updated version of the OCX-Registered Trademark-video system, marketed under the name Roommate-TM-. This new version expands upon the basic architecture of the OCX-Registered Trademark- video system, allowing On Command to take advantage of general cost reductions in hardware technology while preserving its investment in its Site Manager software. The Roommate-TM- system, which was designed to be installed in hotels with 150 or more rooms, was launched during the fourth quarter of 2001. Due to the cost benefits and greater storage capacity associated with Roommate-TM-, On Command generally installs the Roommate-TM- system whenever a new video system is required to be installed in new and existing hotels with 150 or more rooms.

    During the fourth quarter of 2002, On Command conducted field tests of MiniMate-TM-, a reduced scale extension of the Roommate-TM- video system that was designed to be economically and technologically viable for hotels with 150 rooms or less. Based on the results of the field testing, On Command has concluded that the MiniMate-TM- system was ready to be deployed, and On Command has commenced marketing the MiniMate-TM- system to smaller hotels. The standard MiniMate-TM- system is designed to provide on-demand pay-per-view services and digital music, with television-based Internet access service also available for an additional cost at the option of the hotel. When compared to the standard configuration of the Roommate-TM- system, the standard MiniMate-TM- system has the same capacity for the storage of programming titles, but has a smaller capacity for the simultaneous output of entertainment services. The scalable design of MiniMate-TM- enables On Command to add additional products and services as such products and services become economically viable.

    One version of On Command's OCX-Registered Trademark- system utilizes an analog tape based video storage sub-system, as opposed to the digital content storage sub-system that is utilized by the majority of the OCX-Registered Trademark- systems. This video system, which On Command refers to as an OCX.i video system, represents an older system that has been upgraded on the "front end" to allow for the provision of the full range of entertainment and guest services available through the OCX-Registered Trademark- platform. The analog tape based storage sub-system of the OCX.i video system was not upgraded to the digital content storage sub-system utilized in a typical
OCX-Registered Trademark- system due to economic considerations at the time of the upgrade. The analog tape based storage sub-system utilized by the OCX.i system is not compatible with the satellite distribution system that On Command began deploying in 2003. On Command is currently studying different alternatives that might allow On Command to economically convert to a compatible digital content storage sub-system in its OCX.i systems. No specific time frame for this conversion has been set.

    At December 31, 2002, the OCX-Registered Trademark- video system was installed in 291,000 rooms, including 85,000 with Roommate-TM- systems, and 47,000 with OCX.i systems.

    While the OCX-Registered Trademark- platform itself may be extended or upgraded to support future new product offerings, current implementations include on-demand pay-per-view services, television-based Internet access, Playstation-Registered Trademark- video games, digital music and a rich interactive multimedia user interface. With the OCX-Registered Trademark- video system technology, each component of the platform has multiple uses. For example, the same component used for navigating graphics-intensive menus is used subsequently for accessing the Internet and sending e-mail. With the digital content storage that is included in most OCX-Registered Trademark- systems, a two-hour feature film could be replaced by four 30-minute short subject videos, unlike one-for-one replacement with videocassettes. In addition, digital content storage will allow On Command to economically implement the electronic delivery of digital content through On Command's satellite distribution system.

    On Command is continually upgrading its video systems with the overall objective of maximizing revenue, while minimizing expenses and capital expenditures. During 2002, On Command upgraded 26,000 OCX-Registered Trademark-rooms to allow for the digital provision, where applicable, of music and a 24-hour mature-themed motion picture product, and to provide a full-motion video and audio promotional screen. On Command plans to install similar upgrades in an estimated 116,000 OCX-Registered Trademark- rooms during 2003. During 2003, On Command also plans to upgrade all of its OCX-Registered Trademark- systems that utilize digital content storage sub-systems (approximately 243,000 rooms at December 31, 2002) to facilitate the electronic delivery of digital content through On Command's satellite distribution system. Wherever possible, On Command will install both of the above-described OCX-Registered Trademark-upgrades contemporaneously.

    During 2003, On Command also plans to deploy a new graphical interface that will provide for an enhanced menu in all of its OCX-Registered Trademark-systems that use a digital content storage sub-system. This new menu is expected to increase revenue by expanding the entertainment options available to the guest, improving product presentation, and facilitating guest navigation of the on-screen menu.

    OCV-Registered Trademark- Video System

    The On Command video system (the "OCV-Registered Trademark- or Blue Box-Registered Trademark- video system") is On Command's original platform, and the predecessor to the OCX-Registered Trademark- video system. At December 31, 2002, the OCV-Registered Trademark- video system was installed in approximately 562,000 rooms. The OCV-Registered Trademark- video system was patented by On Command in 1992, and consists of a microprocessor controlling the television in each room, a hand-held remote control, and a central "head-end" video rack and system computer located elsewhere in the hotel. Programming signals originate from video cassette players located within the head-end rack and are transmitted to individual rooms by way of the OCV-Registered Trademark- video system's proprietary video switching technology. Movie starts are automatically controlled by the system computer. The system computer also records the purchase by a guest of any title and reports billing data for manual or automated entry into the hotel's property management system, which system posts the charge to the guest's bill.

    Manual functions of the OCV-Registered Trademark- video system equipment are limited to changing videocassettes once per month and are all handled by On Command's service personnel, who also update the system's movie titles screens. The OCV-Registered Trademark- video system's information system is capable of generating regular reports of guests' entertainment selections, permitting the OCV-Registered Trademark- video system to adjust its programming to respond to viewing patterns. The number of guests that can view a particular movie at the same time varies from hotel to hotel depending upon the popularity of the movie. The OCV-Registered Trademark- video system provides more copies of the most popular programming to hotels. The OCV-Registered Trademark- video system includes a computerized in-room on-screen menu that offers guests a list of only those movie selections available to the guest at that time rather than all of the titles currently playing at the hotel. This minimizes the possibility of a guest being disappointed when the guest's selection is not available. The high-speed, two-way digital communications capability of the OCV-Registered Trademark- video system enables On Command to provide advanced interactive and information features, such as video games, in addition to basic guest services such as video checkout, room service ordering and guest satisfaction surveys. The OCV-Registered Trademark- video system also enables hotel owners to broadcast informational and promotional messages and to monitor room availability.

    The analog tape based storage sub-system utilized by the OCV-Registered Trademark- system is not compatible with the satellite distribution system that On Command began deploying in 2003. As a result, On Command is currently studying different alternatives that might allow On Command to economically convert to a compatible digital content storage sub-system in its OCV-Registered Trademark- systems. No specific timeframe for this conversion has been set.

    During 2002, On Command upgraded approximately 61,000
OCV-Registered Trademark- rooms to allow for the digital provision of music, a 24-hour mature-themed motion picture product, and a full-motion video and audio promotional screen. On Command plans to install similar upgrades in an estimated 78,000 OCV-Registered Trademark- rooms during 2003. On Command's experience has been that the installation of this upgrade typically results in increases in room revenue.

    Other Video Systems

    The SpectraVision-Registered Trademark- video system, which provides in-room entertainment on a rolling schedule basis, and in some upgraded variations, on an on-demand basis, remained in approximately 30,000 rooms at December 31, 2002. The SpectraVision-Registered Trademark- video system generally offers fewer movie choices than the OCX-Registered Trademark- or OCV-Registered Trademark-video systems. The Video Now video system, which provides in-room entertainment on an on-demand basis, remained in approximately 8,000 rooms at December 31, 2002. Both the SpectraVision-Registered Trademark- and Video Now video systems utilize older technologies, and On Command expects that the number of hotels served by the SpectraVision-Registered Trademark- and Video Now video systems will decrease significantly during 2003, and will be phased-out completely over the next several years. In general, On Command expects that service will be discontinued to unprofitable or marginally profitable hotels, while other more profitable hotels will be converted to a more technologically advanced video system, if the return on invested capital is projected to be adequate. During the year ended December 31, 2002, the SpectraVision-Registered Trademark- and Video Now video systems generated less than 3% of On Command's total net revenue.

CONTENT DISTRIBUTION

    On Command uses several methods to distribute content to On Command's proprietary video and entertainment systems located in hotels. Free-to-guest cable programming is distributed via satellite to the antennae systems of hotels. VHS tapes and removable hard disk drives containing films, digital music and short subjects, and video game cassettes have historically been distributed to hotels by air and ground transportation. However, during the fourth quarter of 2002, On Command successfully completed test trials of a satellite distribution system for films, short subjects and digital music. The economic feasibility of implementing satellite delivery is dependent upon the nature of On Command's proprietary equipment installed at hotels. On Command expects to convert all of its OCX-Registered Trademark- systems that utilize a digital content storage sub-system (243,000 rooms at December 31, 2002) to satellite delivery by the end of the third quarter of 2003. On Command is currently studying different alternatives that might provide for the economic implementation of satellite delivery for films and videos to hotels that use OCV-Registered Trademark- and OCX.i video systems, and no specific time frame for this application of satellite delivery has been set. On Command's satellite delivery technology does not currently encompass the delivery of video games. The use of a satellite delivery system is considered desirable due to the cost savings and efficiencies that are expected to arise from a more efficient distribution system, and the potential increases in revenue that are expected to result from On Command's ability to more actively manage the content that is available in hotel rooms.

SERVICES

    Pay-Per-View Movie Services

    On Command provides on-demand and, in less than 2% of rooms served, scheduled in-room television viewing of major motion pictures and non-rated motion pictures intended for mature audiences, for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests could choose from among 12 to 85 pay-per-view programming titles at December 31, 2002. Based on the current storage capacities of On Command's most technologically advanced systems, and improvements in the storage capacities of those systems that are expected to occur in 2003 and future periods, On Command expects that the average number of programming titles available to guests will increase over time. On Command obtains the non-exclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to agreements with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's net revenue generated by the pay-per-view system. Typically, On Command obtains rights to exhibit major motion pictures during the "Hotel/Motel Pay-Per-View Window," which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. On Command attempts to license pictures as close as possible to motion pictures' theatrical release dates to benefit from the studios' advertising and promotional efforts.

    Through 2002, On Command also obtained non-rated motion pictures intended for mature audiences for a one-time flat fee that was nominal in relation to the licensing fees paid for major motion pictures. During the first quarter of 2003, On Command began to acquire most of its mature-themed content from a supplier who receives a contractually determined percentage of the net revenue generated from the content provided to On Command. Although On Command expects that the cost of mature-themed content will increase as a result of this new arrangement, On Command believes that the higher cost is justified by the potential for increased revenue as a result of the improved quantity and quality of content that is expected to be provided by the supplier. In addition, the new supplier will perform editing and production services that On Command was generally required to perform under its prior arrangements with providers of mature-themed product.

    The revenue generated from On Command's pay-per-view service is dependent on the occupancy rate at the hotel, the "buy rate" or percentage of occupied rooms that buy movies or other services at the hotel, and the price of the movie or service. Occupancy rates vary based on general economic conditions, the hotel's location and its competitive position within the marketplace. Buy rates generally reflect the hotel's guest demographic profile, the popularity of the motion pictures or services available at the hotel and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions. The business of On Command is closely related to the performance of hotels in the top 25 markets, as defined by Smith Travel Research. Movie price levels are set based on overall economic conditions, recent release dates and guest acceptability. Currently, On Command's prices for individual motion pictures typically range from $8.99 to $12.99, and its prices for the 24-hour viewing of certain non-rated motion pictures intended for mature audiences typically range from $14.99 to $21.99.

    Short Subjects

    In addition to movies, On Command provides short video programming options to the hotel guest. This content includes HBO-Registered Trademark-'s Sex and the City and The Sopranos, the comedy series Seinfeld, Showtime's Red Shoe Diaries, programming from the Discovery Networks and other entertainment packages. On Command currently charges $5.99 to $9.99 for this type of programming and pays the supplier of the programming a negotiated percentage of net revenue from the programming. On Command's short video suppliers receive license fees that are equal to a negotiated percentage of the net revenue stream generated by the applicable short subject videos. At December 31, 2002, short subject videos were available to 758,000 or 85% of the total rooms served by On Command. Future growth of rooms in which On Command's short subject service is available is expected to come from those hotels where On Command can expect to earn an adequate return on its invested capital.

    Internet Services

    OCX-Registered Trademark- video systems are capable of supporting a television-based Internet service that enables guests to access and navigate the Internet through the television, using the remote control and wireless keyboard in their room. This service allows up to 24 hours of access for a typical price of $10.99 for basic Internet and e-mail service. In addition, On Command is currently field-testing a premium Internet service in 14 hotels that allows the guest to access the basic Internet service plus certain mature-themed content for a price of $14.99. On Command expects to increase the availability of the premium Internet service during 2003. On Command has continually upgraded its television-based Internet service through improvements to its Internet browser software that offer better reformatting for the television, improved speed and enhanced functionality. Most recently, On Command, in conjunction with an Internet browser provider, developed and, in July 2002, deployed a special purpose Internet browser that reformats web pages for optimal viewing and navigation on a television. On Command has subsequently deployed additional updates of this software to further improve the functionality and features of the television-based Internet browser. In addition, during 2002, On Command entered into agreements with entities such as New Frontier Media, Inc. and TeamOn Systems, Inc. for the provision of pre-formatted interactive content and applications that have been developed specifically for presentation to hotel guests via the OCX-Registered Trademark- platform. During the first quarter of 2003, On Command renewed a similar arrangement with Gannett Co., Inc. to continue to offer USA TODAY-Registered Trademark- NewsCenter iTV content to guests. On Command plans to continue to seek out additional arrangements that will allow On Command to expand the amount of pre-formatted interactive content that is available through On Command's television-based Internet service. In addition to the software and content improvements, On Command has also improved the functionality of the latest versions of its television remote controls and wireless keyboards. On Command pays the provider of its Internet browser a flat software fee and either On Command or the applicable hotel pay the connectivity fees related to the service. At December 31, 2002, On Command's television-based Internet product was available to 235,000 or 26% of the total rooms served by On Command. Future growth of rooms in which On Command's Internet service is available is expected to come from those hotels where connectivity is available at a reasonable price, and where On Command can expect to earn an adequate return on its investment in the required in-room equipment and other capital requirements.

    Digital Music

    In March 2001, On Command acquired control of Hotel Digital Network, Inc. ("Hotel Digital Network"), a company that provides in-room music content to hotels through On Command and other in-room entertainment providers. Until February 2002, Hotel Digital Network operated under the name Digital Music Network. In February 2002, Hotel Digital Network began doing business under the name Instant Media Network ("IMN"). With the IMN system, an On Command hotel guest pays $9.99 per two-hour period to choose from over 600 CDs and over 100 music videos. The IMN system, marketed by On Command as Music On Command-Registered Trademark-, is available on certain OCX-Registered Trademark-and upgraded OCV-Registered Trademark- video systems. At December 31, 2002, On Command's digital music product was available to 178,000 or 20% of the total rooms served by On Command. On Command plans to continue to install and market Music On Command-Registered Trademark- in 2003. On Command, through IMN, generally advances minimum royalties to its suppliers, and is subject to additional fees that are calculated as a percentage of net revenue generated from the service once certain thresholds are met. The minimum royalties advanced to suppliers generally are not recoverable by the Company in the event that actual revenue is less than the revenue that is projected for the license period at the time that royalties are advanced to the suppliers. Future growth of rooms in which Music On Command-Registered Trademark- is available is expected to occur in those hotels where On Command can expect to earn an adequate return on its invested capital.

    Game Services

    At December 31, 2002, On Command's video game service was available to 390,000 or 44% of the total rooms served by On Command. On Command's Roommate-TM-, OCX-Registered Trademark- and OCV-Registered Trademark- video systems support PlayStation-Registered Trademark- games. On Command's video systems, however, do not support Playstation-Registered Trademark-2 games. There are on average 8 to 12 game titles available in most rooms in which video games are offered. Guests typically pay $6.99 per hour to play the games. On Command does not expect significant growth during 2003 in the number of hotel rooms equipped with On Command's video game service as new installations will be limited to only those hotels (primarily resort hotels) where historical experience would suggest that On Command will earn an adequate return on its invested capital. On Command pays its video game suppliers a flat software fee. In addition, suppliers receive a percentage of net revenue generated from the service.

    Free-To-Guest Programming Services

    On Command also markets free-to-guest programming services pursuant to which a hotel may elect to receive one or more programming channels, such as ESPN-Registered Trademark-, HBO-Registered Trademark-, Turner Services, USA, STARZ!-Registered Trademark-, and other popular cable networks, which the hotel provides to guests at no additional cost. On Command provides hotels with guest programming services through a variety of arrangements, ranging from the payment by hotels of a monthly fee per room for each programming channel selected to the inclusion of the cost or part of the cost of such programming within On Command's overall contractual arrangements with hotels. On Command obtains its free-to-guest programming either directly from the supplier or from DIRECTV, Inc. ("DIRECTV") pursuant to an agency agreement. Since all of On Command's free-to-guest programming channels are available pursuant to the DIRECTV agency agreement, the determination of whether to purchase directly from the programming supplier, or from DIRECTV, is based on cost considerations at the time that contracts with programming suppliers are under review for renewal. DIRECTV also provides transport services for most of On Command's free-to-guest programming. During the fourth quarter of 2002, On Command executed a new agency agreement with DIRECTV, and amended its existing transport agreement with

DIRECTV. On Command's agreements with DIRECTV and other suppliers expire on various dates ranging from 2003 to 2008. Agreements with respect to certain of the programming carried by On Command's video systems have expired, and On Command is operating under letter agreements or other arrangements until new arrangements are finalized.

    On Command has agreements with over 25 programming suppliers that provide over 80 channels of programming. However, the standard free-to-guest channel line-up offered by On Command typically provides approximately 20 different channels of programming. Payment to programming suppliers primarily is based on subscriber room counts. However, variables such as the combination of channels received, occupancy, volume and penetration also factor into many of On Command's rates. Certain of On Command's arrangements with programming suppliers provide for increases in programming rates in future periods that are significantly in excess of (i) recent rates of inflation and (ii) On Command's projected growth rates for free-to-guest programming revenue. Although On Command is working with programming suppliers and taking other actions to mitigate future cost increases, there is no assurance that On Command will be able to limit the growth in its free-to-guest programming costs to rates that are less than or equal to On Command's projected growth rates for free-to-guest
programming revenue.   If programming costs increase at rates in excess of
free-to-guest revenue growth rates in future periods, On Command will experience pressure on its operating margins. On Command's ability to pass increases in programming costs on to hotels is limited by certain of On Command's contracts with hotels.

    Other Hotel and Guest Services

    In addition to entertainment services, On Command provides other guest services to the hotel industry. These additional services use the two-way interactive communications capability of On Command's equipment. Among the guest services provided are video check-out, room service ordering and guest satisfaction surveys. Guest services are available in various foreign languages.

SALES AND MARKETING

    Historically, substantially all of On Command's growth in rooms served was derived from obtaining contracts with hotels in the United States not under contract with existing vendors or whose contracts with other vendors were expiring or have expired. On Command believes that the opportunity for additional growth in rooms served in the deluxe, luxury and upscale hotel markets in the United States is more limited than in the past since most of the hotels in these categories are under contract with On Command or its competitors. Therefore, On Command has broadened its strategy for obtaining new hotel customers to target both smaller hotels and lower cost hotels. Management anticipates that the lower costs and flexibility associated with the MiniMate-TM- version of On Command's OCX-Registered Trademark- system will make marketing to smaller hotels and lower cost hotels more economically attractive than in the past. On Command began marketing the MiniMate-TM- platform during the fourth quarter of 2002. Under On Command's current marketing plan, hotels will enter into agreements that will provide for (i) the purchase by the hotels of the MiniMate-TM- system; (ii) the licensing of the hotels to use On Command's proprietary software, and (iii) the performance of video system maintenance services by On Command. Hotels that purchase the MiniMate-TM- platform will receive a contractual percentage of the net margin generated by the MiniMate-TM-video system. No assurance can be given that that MiniMate-TM- system will be successfully marketed to smaller hotels, or that On Command will be successful in the execution of its strategy to use the MiniMate-TM- system to broaden its target market.

    In addition to broadening its strategy to obtain new customers, On Command is focusing on increasing the revenue derived from each equipped room by developing and, to the extent economically feasible, implementing new technologies that will enhance On Command's ability to manage its existing products and/or allow On Command to introduce new or more technologically advanced systems or products, and by selectively increasing prices.

    On Command markets its services to hotel guests primarily by means of on-screen advertising that highlights the services and motion picture selections for the month. During 2002, On Command upgraded certain of its OCX-Registered Trademark- and OCV-Registered Trademark- video systems to provide a full-motion video and audio promotional screen, and On Command's plans to implement this upgrade for additional OCX-Registered Trademark- and OCV-Registered Trademark- systems during 2003. During 2003, On Command also plans to deploy a new graphical interface that will provide for an enhanced menu in all of its OCX-Registered Trademark- systems that use a digital content storage sub-system.

HOTEL CONTRACTS

    For some of On Command's large customers, On Command negotiates and enters into a single master contract covering all hotels owned, and in some cases, managed or franchised by the hotel chain customer. A master contract typically provides for the financial and operational terms that govern the provision of in-room services. In some cases, the economic and other terms of a contract with an individual hotel may be different from those contained in the applicable master contract. In this regard, the contractual relationship with an individual hotel that is covered by a master contract generally has a duration that commences on the date that On Command's video system becomes operational in that hotel. Accordingly, the expiration date of the contractual relationship with any such hotel is largely independent from the expiration date of the applicable master contract. Furthermore, upon expiration, On Command's contracts typically convert into month-to-month arrangements that generally remain in effect until such time as the Company is able to enter into new or renewed contracts, or a competitor is able to install its proprietary equipment in the applicable hotels. Notwithstanding the foregoing, a limited number of On Command's master contracts provide for the simultaneous expiration of On Command's contractual relationships with all of the individual hotels that are subject to such a master contract. In the case of hotels that are not covered by master contracts, On Command generally executes contracts separately with each hotel. On Command's existing contracts, whether master contracts or contracts with individual hotels, generally have terms ranging from five to seven years.

    Under its existing contracts, On Command generally installs its system into the hotel at On Command's cost, and On Command generally retains ownership of all equipment used in providing the service. However, in the case of the recently introduced MiniMate-TM- system, On Command's marketing plan is to sell the MiniMate-TM- system to hotels. In certain cases, On Command has entered into master contracts whereby On Command has agreed to purchase televisions and/or provide other forms of capital assistance and, to a lesser extent, provide television maintenance services to hotels during the respective terms of the applicable contracts. However, On Command generally seeks to avoid entering into new contracts or renewals that require On Command to provide capital assistance or television maintenance services unless other terms of the contract make it economical for On Command to do so.

    On Command's contracts with hotels generally provide that On Command will be the exclusive provider of in-room, pay-per-view entertainment services to the hotel and generally permit On Command to set its prices. Under certain circumstances, certain hotel customers have the right to prior approval of any price changes, which approval may not be unreasonably withheld. On Command's contracts with hotels typically set forth the terms governing On Command's provision of free-to-guest programming as well. Depending on the contract, On Command may or may not be the exclusive provider of free-to-guest programming, and in cases where On Command is not the exclusive provider, certain of On Command's contracts require On Command to make payments to hotels to subsidize the cost to the hotels of using another free-to-guest programming provider. Most of On Command's contracts with hotels contain provisions that limit the amount of programming cost increases that may be passed on to the hotels for the free-to-guest service. As a result of these limitations, increases in free-to-guest programming revenue have not kept pace with increases in the corresponding programming costs, and the amount of revenue derived from On Command's free-to-guest service has been less than the aggregate cost to On Command of the corresponding programming during each of the past three years. On Command is currently working with its programming vendors and hotels to mitigate the shortfall. In this regard, as On Command enters into new contracts, or renews existing contracts, with hotels, On Command seeks to maximize the amount of free-to-guest programming cost increases that are permitted to be passed on to hotels while limiting the overall cost of the free-to-guest channel line-up that is required to be provided.

    The hotels collect fees from their guests and, in most cases, the hotels retain a commission equal to a negotiated percentage of the net revenue generated from On Command's video systems. The amount of the commission varies depending on the overall economics of the applicable contract and other factors. Some contracts also require On Command to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, On Command generally seeks to extend the agreement on terms that are based upon the competitive situation in the market. As of December 31, 2002, contracts covering approximately 40% of On Command's equipped rooms have expired, or are scheduled to expire, if not renewed, during the two-year period ending December 31, 2004.

MARKETS AND CUSTOMERS

    On Command currently provides entertainment and information services to hotels that are associated with major hotel chains, management companies and independent hotels including Marriott-Registered Trademark-,
Hilton-Registered Trademark-, Six Continents-TM-, Starwood,
Hyatt-Registered Trademark-, Wyndham Hotels and Resorts-Registered Trademark-, Radisson-Registered Trademark-, Four Seasons, Fairmont and other select hotels. The majority of On Command's hotel customers are located in the United States, with the balance located primarily in Canada and Mexico.

    The following table sets forth certain information regarding the number of hotels and rooms served by On Command:

                                                         DECEMBER 31,
                                                  ---------------------------
                                                      2002           2001
                                                  ------------   ------------
Hotels served:
  U.S...........................................         2,989          3,038
  International.................................           383            402
                                                  ------------   ------------
                                                         3,372          3,440
                                                  ============   ============
Rooms served:
  U.S...........................................       792,000        819,000
  International.................................        99,000        107,000
                                                  ------------   ------------
                                                       891,000        926,000
                                                  ============   ============
Average net room revenue per equipped room......  $20.76/month   $20.21/month

SIGNIFICANT CUSTOMERS

    During 2002, hotels owned, managed or franchised by Marriott
International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton"), Six Continents Hotels, Inc. ("Six Continents"), Hyatt Hotel Corporation ("Hyatt"), and Starwood Hotels and Resorts Worldwide, Inc. ("Starwood") accounted for 30%, 16% 12%, 7% and 7%, respectively, of On Command's net room revenue. Accordingly, hotels owned, managed or franchised by On Command's five largest hotel chain customers accounted for 72% of On Command's total net room revenue during 2002. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command's results of operations and financial condition.

    On March 21, 2001, On Command and Marriott entered into a definitive master agreement pursuant to which On Command distributes its services in hotel rooms owned or managed by Marriott. In addition, On Command has the opportunity to enter into agreements to provide its services to additional hotel rooms franchised by Marriott. The master agreement with Marriott expires in 2008. At September 30, 2002, the total number of rooms that were owned or managed by Marriott was approximately 175,000, and the number of rooms that were franchised by Marriott was approximately 167,000. At December 31, 2002, On Command provided entertainment services to approximately 160,000 rooms that were owned or managed by Marriott, and approximately 79,000 rooms that were franchised by Marriott. Subject to the availability of capital and other economic considerations, On Command is seeking to increase the number of Marriott rooms it serves.

    As further discussed below, the Hilton master contract has expired, and Hilton has signed a new master contract with a competitor of On Command. In addition, On Command does not have master contracts with either Starwood or Six Continents, and the Hyatt master contract provides for the simultaneous expiration of On Command's contractual relationships with all of the individual hotels that are subject to the Hyatt master contract as of December 31, 2004. At December 31, 2002, On Command provided entertainment services to approximately 178,000 rooms in hotels that are owned, managed or franchised by Starwood or Six Continents. Agreements with respect to approximately 54% of such Starwood and Six Continents rooms have already expired, or will expire by December 31, 2004. At December 31, 2002, approximately 39,000 or 61% of On Command's Starwood rooms were located in Sheraton or Four Points hotels that, depending on whether such hotels are owned, managed or franchised by Starwood, may be covered by a master contract with a competitor of On Command upon the expiration of such hotels' contracts with On Command. On Command is actively pursuing master agreements with Hyatt and Six Continents, and with Starwood with respect to the Starwood brands that are not already covered by a competitor's contract. In certain cases, On Command is also pursuing direct contractual relationships with individual hotels that are owned, managed or franchised by these hotel chains. No assurance can be given that On Command will be successful in executing master or individual hotel contracts. Due to the significant cost involved in changing the proprietary video equipment installed in hotels, On Command expects that, regardless of the expiration dates of master contracts or individual contracts with hotels, On Command will continue to be the provider of in-room entertainment services for individual hotels that are not under contract until such time as a competitor's equipment can be installed. For this and other reasons, On Command does not anticipate that it will cease earning revenue from all of its Hyatt rooms on December 31, 2004 in the event that a new master contract has not been executed by that date.

    In October 2000, Hilton announced that it would not be renewing its master contract with On Command. As a result, hotels owned, managed or franchised by Hilton are currently subject to a master contract between Hilton and a competitor of On Command. Accordingly, On Command anticipates that hotels owned by Hilton will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with On Command, and, although no assurance can be given, On Command anticipates that certain of those hotels will choose to renew. At December 31, 2002, On Command provided service to approximately 126,200 rooms in 534 hotels that are owned, managed or franchised by Hilton. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton. Through December 31, 2002, On Command's contracts with 71 of the aforementioned 534 hotels (20,400 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. On Command's individual contracts with the remaining 463 Hilton hotels (105,800 rooms) expire at various dates through 2010, with 56% of those rooms expiring by 2005. During 2002, On Command entered into new contracts, or renewed existing contracts, with respect to 7,000 rooms that were franchised by Hilton, and 2,600 rooms that were managed by Hilton. Over time, On Command anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton will decrease. However, due to the uncertainties involved, On Command is currently unable to predict the amount and timing of the revenue decreases.

TECHNOLOGY--RESEARCH AND DEVELOPMENT

    On Command develops technologies to be used in its video systems to support and enhance their operations, and develops new applications. On Command incurred costs of approximately $4,064,000, $5,600,000 and $8,734,000 in 2002, 2001 and
2000, respectively, related to research and development.

    On Command's product development philosophy is to design and integrate components for high quality entertainment and information systems that incorporate features allowing On Command to add system enhancements as they become commercially available and economically viable. The high speed, two-way digital communications capability of OCX-Registered Trademark- video systems enables On Command to provide advanced interactive features such as video games and television-based Internet access in addition to basic guest services such as video checkout and guest survey.

    On Command's systems incorporate proprietary communications system designs with commercially manufactured components and hardware such as video cassette players, digital video disk players, other digital storage media, televisions, amplifiers and computers. Because On Command's systems generally use industry standard interfaces, On Command can often economically integrate new technologies as they become viable.

    On Command is in the process of developing applications of Internet Protocol ("IP") technology for use in On Command's video systems. No assurance can be made that On Command will be successful in developing economically viable applications of IP technology.

PATENTS, TRADEMARKS AND COPYRIGHTS

    On Command holds a number of patents and patent licenses covering various aspects of its pay-per-view and interactive systems primarily related to the OCV-Registered Trademark- video system. The patents expire between 2007 and 2015. With the rate of technological development currently being experienced, a patent's utility and value may diminish before the end of its respective term. Currently, On Command is pursuing patent protection of elements of the OCX-Registered Trademark- and Roommate-TM- video systems. In connection with a negotiated settlement agreement with LodgeNet in 1998, On Command and LodgeNet have cross-licensed certain of each other's patented technology and have also agreed not to engage in patent litigation against one another through 2003.

    On Command holds United States trademarks for all significant names that it uses, including "Blue Box-Registered Trademark-" "On
Command-Registered Trademark-", "OCV-Registered Trademark-",
"SpectraVision-Registered Trademark-" and "OCX-Registered Trademark-." The federal registration of these trademarks expires between 2004 and 2011 if not renewed.

    On Command has trademark applications pending in the United States Patent and Trademark Office for the "Roommate-TM-", "MiniMate-TM-" and "TeleMate-TM-" trademarks.

LICENSEES AND OTHER SYSTEM SALES

    On Command sells systems to certain other providers of in-room entertainment including Allin Interactive, which is licensed to install On Command's equipment on cruise ships; Techlive Limited, formerly known as On Command Europe Limited, which is licensed to use On Command's system to provide service in Europe and the Middle East; and e-ROOM CORPORATION ("e-ROOM"), formerly known as MagiNet Corporation, which is licensed to use On Command's system to provide service in the Asia marketplace. In addition, IMN sells in-room digital music systems and licenses software to Hospitality, and licenses content to Hospitality and LodgeNet.

SEASONALITY

    The amount of revenue realized by On Command each month is affected by a variety of factors, including among others, hotel occupancy rates, business and leisure travel patterns, general economic conditions, changes in the number of rooms served, the number of business days in a month, and holidays. With the exception of December, which is generally On Command's lowest month for revenue, On Command typically does not experience significant variations in its monthly revenue that can be attributed solely to seasonal factors.

SPRINT CORPORATION PCS GROUP

    At December 31, 2002, LSAT LLC held beneficial interests with respect to 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock") (NYSE: PCS) and certain derivative financial instruments related to those shares. In March 2003, the Company received aggregate proceeds of approximately $149 million in connection with the sale of a portion of its shares of Sprint PCS Stock and the settlement of a portion of its interests in the Sprint PCS Stock equity collar. In April 2003, the Company expects to receive additional proceeds of approximately $154 million in connection with the sale of its remaining Sprint PCS Stock and the settlement of its remaining interests in the Sprint PCS Stock equity collar.

SKY LATIN AMERICA

    LSAT LLC has a 10% interest in each of three Latin American satellite television operators, together known as Sky Latin America, serving Mexico, Brazil, Colombia and Chile. Sky Latin America offers entertainment and services via satellite to households through its various owned and affiliated distribution platforms worldwide. The Sky Latin America entities distribute their programming primarily via direct-to-home or DTH platforms, allowing their subscribers to access a variety of channels covering general entertainment, music, movies, sports, kids, news, documentaries and education genres with their television remote controls. Other major investors in Sky Latin America include News Corporation, Grupo Televisa and Globo Comunicacoes e Particpacoes ("GloboPar"). The Company has severally guaranteed certain obligations of the Sky Latin America entities. During the fourth quarter of 2002, GloboPar ceased funding certain of the Sky Latin America entities.

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

    In December 2002, the Company announced that it has agreed to increase its investment in Wildblue. Currently, the Company has an approximate 16% ownership interest in Wildblue. Under the new agreement, the Company will invest
$58 million in return for senior preferred stock and warrants of Wildblue. As also agreed, other existing and new investors will invest $98 million in Wildblue for a total new investment of $156 million. Upon closing of the transaction, of which no assurance can be given, the Company will be the largest shareholder with an ownership interest of approximately 32% and a voting interest of approximately 37%. The closing of the transaction is subject to certain conditions, and is expected to occur in the second quarter of 2003. Assuming the Wildblue transaction is consummated as described above, of which no assurance can be given, Wildblue currently expects to launch its satellite in the fourth quarter of 2003 and begin providing broadband data services in the second or third quarter of 2004.

    In connection with the aforementioned additional investment in Wildblue, the Company entered into a put agreement with KPCB Holdings, Inc. ("KPCB"), another investor in Wildblue. Pursuant to this put agreement and in the event the parties make additional investments in Wildblue, KPCB will have the right to put its interest in Wildblue to the Company and another investor in Wildblue for $10,000,000, the amount KPCB has agreed to invest in Wildblue at the closing of the Wildblue transaction. The Company and such other investor are each responsible for $5,000,000 of the aggregate $10,000,000 put obligation. The put may be exercised at any time within four years from the closing of the Wildblue transaction.

ASTROLINK INTERNATIONAL LLC

    The Company owns an approximate 31.5% ownership interest in Astrolink. Astrolink, a developmental stage entity, was originally established to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink's original business plan required substantial financing. During the fourth quarter of 2001, certain of the members of Astrolink informed Astrolink that they did not intend to provide any of Astrolink's remaining required financing. In light of this decision, Astrolink and the Astrolink members considered several alternatives with respect to Astrolink's proposed business plan.

    During the second quarter of 2002, LSAT signed a non-binding letter of intent with the other Astrolink members in connection with the proposed restructuring of Astrolink. In January 2003, the Company announced that it had reached agreement with the other members of Astrolink in connection with such proposed restructuring ("the Astrolink Restructuring"). Under the agreement (the "Astrolink Restructuring Agreement"), the Company will acquire substantially all of the assets of Astrolink. Astrolink simultaneously signed agreements with Lockheed Martin Corporation and Northrop Grumman Space & Mission Systems Corp. for completion of two satellites. The parties also reached agreement on the settlement of all claims related to the previous termination of Astrolink's major procurement contracts and all other major third party creditor claims. The closing of the Company's acquisition of the Astrolink business is subject to the Company obtaining satisfactory funding for the business from additional investors, third party sources of financing, or firm capacity commitments from prospective customers. The closing is also subject to regulatory approvals and other closing conditions. Subject to satisfaction of these closing conditions, the closing is expected to occur on or before October 31, 2003.

    If the closing occurs, the Company will pay approximately $43 million in cash and will issue approximately $3 million in value of Series A Common Stock as total consideration for the Astrolink assets, including certain existing satellite and launch contracts, and the settlement of all claims against Astrolink. In addition, the Company will provide additional interim funding for Astrolink pending closing. If the transactions are consummated, Liberty Media will make a capital contribution to the Company in an amount equal to 10% of the estimated fair value of Liberty Media's equity holdings in the Company at the time of closing, up to a maximum commitment of $55 million, in exchange for shares of the Company's Series B Common Stock.

    The Company currently plans to pursue a revised operating plan for the new Astrolink system, taking into account financial and market factors. The revised operating plan currently contemplates launching one or two Ka-band satellites to provide enterprise customers in up to two of North America, Europe or Asia, with virtual private networks and related advanced services, and to provide various government agencies with a solution to their expanding needs for bandwidth.

    In the event the Astrolink Restructuring is not consummated due to lack of financing or other closing conditions, the Company anticipates that Astrolink will be liquidated and the Company will receive $7.8 million as prescribed in the Astrolink Restructuring Agreement.

HUGHES ELECTRONICS CORPORATION

    Hughes (NYSE: GMH), a subsidiary of General Motors Corporation, provides digital television entertainment, satellite services and satellite-based private business networks. At December 31, 2002, LSAT LLC owned 1,821,921 shares of GM Hughes Stock.

XM SATELLITE RADIO HOLDINGS, INC.

    XM Satellite Radio Holdings (Nasdaq: XMSR) offers approximately 100 national audio channels from two satellites directly to vehicle, home and portable radios. At December 31, 2002, LSAT LLC owned 1.0 million shares of XM Satellite Radio Holdings.

COMPETITION

    LSAT COMPETITION

    LSAT pursues strategic opportunities worldwide in the distribution of Internet data and other content via satellite and related businesses. Currently, LSAT conducts its business through strategic investments in, and contractual arrangements with, various entities that operate, or are developing, satellite and terrestrial wireless networks for broadband distribution of Internet access, video programming, streaming media and other data. Most of the businesses with which LSAT has strategic relationships are in the development stage and operate at substantial losses. There can be no assurances that such businesses will continue to be able to fund such losses or that their development plans will be achieved.

    The broadband communications industry experiences intense competition in worldwide markets among numerous global competitors, including some of the world's largest and best known companies. LSAT and those entities in which LSAT has made strategic investments will face competition from other satellite providers, cable television providers, "wireless cable" providers, DSL (digital subscriber line) providers, traditional narrowband Internet access providers, proprietary on-line services and other telecommunications companies and service providers. Many of such competitors and potential competitors have substantially greater capital and financial resources, brand recognition, marketing resources, and/or technological capabilities than LSAT, and many have substantial existing customer bases and established relationships with content providers, distributors and/or retail outlets. Such advantages may increase the ability of such actual and potential competitors to compete successfully against LSAT and its strategic investments.

    LSAT expects that significant competitive factors will include price, service quality and reliability, signal latency, susceptibility to "rain fade" and other forms of interference, geographic service areas or "footprints," ease of use, breadth of features and service offerings, the ability to bundle complementary services, the availability of vendor financing for antennas, receivers and other customer premises equipment, brand recognition and time-to-market.

    LSAT believes that competition in its industry will increase as the FCC grants additional licenses in existing frequency ranges and as new technologies are developed and deployed.

    ON COMMAND COMPETITION

    There are numerous providers of in-room entertainment services to the hotel industry. Market participants include, but are not limited to, (i) other full service in-room providers, such as LodgeNet Entertainment Corporation ("LodgeNet"), Hospitality Network ("Hospitality"), NXTV, Inc., SeaChange International, Inc., KoolConnect Technologies, Inc. and other providers in international markets, (ii) cable television companies, such as Comcast Corporation, AOL Time Warner Inc., Cox Communications, Inc., (iii) direct broadcast satellite services, such as DirecTV and the DISH Network,
(iv) television networks and programmers, such as ABC, NBC, CBS, FOX, HBO-Registered Trademark-, STARZ!-Registered Trademark-, and Showtime,
(v) Internet service providers, such as AOL Time Warner Inc., (vi) broadband connectivity companies, such as STSN, Inc. and (vii) other telecommunications companies. In addition, On Command's services compete for a guest's time and entertainment resources with other forms of entertainment and leisure activities. On Command anticipates that it will continue to face substantial competition from traditional as well as new competitors, and that certain of these competitors have greater financial resources and better access to the capital markets than On Command. Many of the Company's potential competitors are developing ways to use their existing infrastructure to provide in-room entertainment and/or informational services. Certain of these competitors are already providing guest programming services and are beginning to provide video-on-demand, Internet and high-speed connectivity services to hotels. At December 31, 2002, On Command served approximately 891,000 rooms world wide, of which approximately 874,000 are served by on-demand systems. Based on publicly available information, On Command estimates that, at December 31, 2002, LodgeNet and Hospitality provided service to approximately 953,000 and 110,000 rooms, respectively.

    Competition with respect to the provision of in-room entertainment and information systems centers on a variety of factors, depending upon the circumstances important to a particular hotel. Among the more important factors are (i) the financial terms and conditions of the proposed contract; (ii) the features and benefits of the entertainment and information systems; and
(iii) the quality of the vendor's technical support and maintenance services. With respect to hotel properties already receiving in-room entertainment services, the current provider may have certain informational and installation cost advantages compared to outside competitors.

    On Command anticipates that it will face substantial competition in obtaining new contracts with major hotel chains. On Command believes that hotels view the provision of in-room on-demand entertainment and information services both as a revenue source and as a source of competitive advantage because sophisticated hotel guests are increasingly demanding a greater range of quality entertainment and information alternatives. At the same time, On Command believes that certain major hotel chains have awarded contracts based primarily on the level and nature of financial and other incentives offered by the service provider. While On Command believes it will continue to enter into contractual arrangements that are attractive to both On Command and its hotel customers, its competitors may attempt to maintain or gain market share at the expense of profitability. On Command may not always be willing or able to match incentives provided by its competitors.

    The communications industry is subject to rapid technological change. New technological developments could adversely affect On Command's operations unless On Command is able to provide equivalent services at competitive prices.

REGULATORY MATTERS

    LSAT REGULATORY MATTERS

    FCC REGULATION. The FCC is the government agency with primary authority in the United States to regulate the use of radio spectrum, including both satellite and terrestrial applications. LSAT does not directly hold any FCC licenses or other authorizations, and cannot directly acquire, own, construct or operate a satellite system without an appropriate license, construction permit or other authorization issued by the FCC for such purpose. In addition, most microwave and other terrestrial radio operations also require FCC authorization. The FCC has promulgated numerous regulations governing the construction, ownership and operation of satellite and terrestrial radio systems. Wireless communications companies must comply with all such regulations applicable to their operations, and if they violate such regulations, the FCC can impose sanctions such as fines, loss or modification of authorizations, and/or the denial of applications for new authorizations or for renewal of existing authorizations.

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

    Construction of a Ka-band satellite system requires an appropriate construction permit from the FCC. Such permits are subject to time limits and requirements that the permittee exercise due diligence toward the construction and deployment of the permitted system within such time limits. Licenses for Ka-band satellites are issued for an initial ten-year term commencing once the satellite is successfully placed into orbit and its operations fully conform to the terms and conditions of the license. Upon the expiration of the license for each Ka-band satellite, the licensee must apply for renewal of the license. Astrolink and Wildblue have been granted five and two FCC permits, respectively. However, Astrolink has applied to return two of its permits and Wildblue has applied to return one of its permits. Such permits require Astrolink and Wildblue to meet terms and conditions and comply with FCC regulations. If they do not meet the FCC terms and conditions, their FCC permits could expire, be revoked, modified, or may or may not be renewed.

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

    LSAT is primarily engaged in a business other than investing, reinvesting, owning, holding or trading securities, and does not intend to be an investment company within the meaning of the Investment Company Act. However, as LSAT is a holding company with ownership interests in other entities, some of which represent less than 50% of the voting equity of such entities, there is a risk that LSAT could be deemed to have become an inadvertent investment company within the meaning of the Investment Company Act. If LSAT is required to register as an investment company under the Investment Company Act, LSAT would become subject to substantial regulation of its capital structure, management, operations, transactions with "affiliated persons," as defined in the Investment Company Act, and other matters. If LSAT were deemed to be an investment company subject to regulation under the Investment Company Act and did not register under that Act, it would be in violation of the Investment Company Act and would be prohibited from engaging in business or selling its securities and could be subject to civil and criminal actions for doing so. In addition, LSAT's contracts would be voidable and a court could appoint a receiver to take control of LSAT and liquidate it. Therefore, LSAT's classification as an investment company subject to regulation under the Investment Company Act could materially adversely affect its business, results of operations and financial condition.

    ON COMMAND REGULATORY MATTERS

    The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, governs the distribution of video programming by cable, satellite or over-the-air technology, through regulation by the FCC. However, because On Command's video distribution systems do not use any public rights of way, they are not classified as cable systems and are subject to minimal regulation. Thus, the FCC does not directly regulate the pay-per-view or guest programming provided by On Command to hotel guests.

    The Internet-based services offered by On Command potentially may be affected by various laws and governmental regulations. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. However, because of the increasing popularity and use of commercial online services and the Internet, a number of laws and regulations may be adopted with respect to commercial online services and the Internet. For example, the Internet Tax Freedom Act, which was extended through November 1, 2003, placed a moratorium on new state and local taxes on Internet access and commerce. Other Internet-related laws and regulations may cover issues such as user privacy, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for On Command's Internet-based services and products or otherwise have an adverse effect on On Command. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose On Command to liability.

    Although the FCC generally does not directly regulate the services provided by On Command, the regulation of video distribution and communications services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that On Command's business will not be adversely affected by future legislation or new regulations.

    On Command is required to have performance licenses to the extent that its services utilize copyrighted music. On Command has one agreement in place and is negotiating a second agreement with organizations that represent rights holders. In addition, certain programming distributed by On Command is acquired pursuant to agreements that require performance licenses to be obtained by On Command's suppliers. IMN has separate performance licenses in place with two groups that represent rights holders, one of which is on an interim basis, and is attempting to negotiate a third license. Music performance licensing rights have been the subject of industry-wide arbitration and/or litigation for a number of years. Depending upon the outcome of on-going proceedings and On Command's negotiations, the performance license fees for such distribution may increase over the course of time.

OTHER

    Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, results of operations or competitive position of the Company.

    As of December 31, 2002, LSAT had 4 employees, and On Command had 620 employees.

ITEM 2. PROPERTIES.

    LSAT owns no real estate. LSAT subleases office space from Liberty Media in Englewood, Colorado. LSAT believes that such office space is adequate for its business operations for the foreseeable future.

    On Command has two leases, which expire in June 2005 and May 2006, for approximately 25,700 square feet and 7,500 square feet, respectively, for its corporate headquarters in Denver, Colorado. On Command also has a lease that expires in February 2008 for 76,972 square feet of light manufacturing and storage space in Denver, Colorado. On Command has another lease, which expires in June 2004, for approximately 131,000 square feet of leased office, light manufacturing and storage space in San Jose, California, a portion of which has been subleased and the majority of the remainder of which On Command is attempting to sublease. On Command has a number of other small leases for small parcels of property throughout the United States, Canada and Mexico. On Command's properties are suitable and adequate for On Command's business operations.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

    In a civil action entitled DANIEL BOONE, OZARK HEARTLAND ELECTRONICS, INC.
    V. RADIO SHACK, ET AL, the plaintiff alleged that the Company and other defendants (i) entered into a vertical resale price maintenance agreement with Radio Shack, in violation of Section 1 of the Sherman Act, and
    (ii) tortiously interfered with plaintiff's contractual relationship with Radio Shack when they requested that Radio Shack terminate plaintiff's right to market PRIMESTAR-Registered Trademark- products. On February 1, 2001, the Eighth Circuit Court of Appeals affirmed an earlier ruling by the District Court granting summary judgment in favor of each of the Defendants and dismissing the suit. The plaintiff filed a Petition for Rehearing, which was denied by the Eighth Circuit Court of Appeals on March 4, 2002. The plaintiff had until June 3, 2002 to file a petition for certiorari with the United States Supreme Court, but did not do so. As a result, this matter has concluded, and it will not be reported in future filings.

    On Command has received a series of letters from Acacia Media Technologies Corporation regarding a portfolio of patents owned by Acacia. Acacia has alleged that its patents cover certain activities performed by On Command and has proposed that On Command take a license under those patents. On Command is reviewing Acacia's patents and believes there are substantial arguments that Acacia's claims lack merit.

    The Company is a defendant, and may be a potential defendant, in other lawsuits and claims arising in the ordinary course of its business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Company's annual meeting of stockholders held on November 6, 2002, the following matters were voted upon and approved by the stockholders of the
Company:

    Election of the following to the Company's Board of Directors:

                                                           VOTES       VOTES
                                                            FOR       WITHHELD
                                                        -----------   --------
Alan M. Angelich......................................  437,484,593    93,970
Robert R. Bennett.....................................  437,478,091   100,472
William H. Berkman....................................  437,520,069    58,494
William R. Fitzgerald.................................  437,517,112    61,451
John W. Goddard.......................................  437,484,335    94,228
J. Curt Hockemeier....................................  437,484,952    93,611
Gary S. Howard........................................  437,515,515    63,048

    Ratification of the appointment of KPMG LLP as the Company's independent auditors for the year ended December 31, 2002 (437,487,406 votes "For", 48,312 votes "Against", and 42,845 Abstentions).

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Through April 1, 2002, shares of the Series A common stock ("Series A Common Stock") and Series B common stock ("Series B Common Stock") of Liberty Satellite and Technology, Inc. ("LSAT", and together with its consolidated subsidiaries, the "Company") traded over-the-counter on the OTC Bulletin Board under the symbols "LSATA" and "LSATB", respectively. Following an April 1, 2002 reverse stock split, shares of Series A Common Stock and Series B Common Stock began trading under the symbols "LSTTA" and "LSTTB", respectively. Historically, shares of Series B Common Stock have had low trading volume due to a relatively low number of shares held in the public float. The following table sets forth the range of high and low bid prices in U.S. dollars of shares of Series A Common Stock and Series B Common Stock for the periods indicated. The prices are interdealer prices, do not include retail markups, markdowns, or commissions and may not represent actual transactions.

                                                      SERIES A              SERIES B
                                                 -------------------   -------------------
                                                   HIGH       LOW        HIGH       LOW
                                                 --------   --------   --------   --------
2002
  First quarter................................   $10.70      5.60       9.10       6.00
  Second quarter...............................   $ 6.43      2.20       4.00       2.25
  Third quarter................................   $ 3.05      1.00       3.00       1.50
  Fourth quarter...............................   $ 3.10      1.45       5.00       2.25

2001
  First quarter................................   $50.00     14.38      46.25      16.25
  Second quarter...............................   $45.50     14.38      45.00      16.25
  Third quarter................................   $31.50     10.40      29.50      11.00
  Fourth quarter...............................   $14.80      7.50      16.50       8.10

    As of December 31, 2002, there were approximately 2,918 and 137 record holders of the Series A Common Stock and Series B Common Stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder).

    The Company has not paid cash dividends on its Series A Common Stock and Series B Common Stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the LSAT's Board of Directors in light of its earnings, financial condition and other relevant considerations.

    On April 1, 2002, LSAT issued 34,000,000 shares of Series B Common Stock valued at $204,000,000 to Liberty Media Corporation ("Liberty Media") in exchange for (i) the capital stock of certain subsidiaries of Liberty Media that collectively held the 89.41% of Liberty Satellite, LLC not already owned by LSAT and (ii) 100% of the capital stock of Ascent Entertainment Group, Inc. ("Ascent Entertainment"). The issuance was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act") for transactions by an issuer not involving a public offering.

    On July 1, 2002, LSAT issued 1,970,580 shares of Series A Common Stock to Liberty Media. Such issuance was made in lieu of a cash payment of dividends on LSAT's Series A 12% Cumulative Preferred Stock ("Series A Preferred Stock") and LSAT's Series B 8% Cumulative Convertible Voting Preferred Stock ("Series B Preferred Stock") for the quarters ended December 31, 2001 and March 31, 2002 and was valued at $15,000,000. The foregoing issuance was made pursuant to the private placement exemption from the Act afforded by Section 4(2) of the Act.

    On August 1, 2002, LSAT issued 2,349,697 shares of Series A Common Stock to Liberty Media. Such issuance was made in lieu of a cash payment of dividends on LSAT's Series A and Series B Preferred Stock for the quarter ended June 30, 2002 and was valued at $7,500,000. The foregoing issuance was made pursuant to the private placement exemption from the Act afforded by Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

    Selected financial data related to the Company's financial condition and results of operations for the five years ended December 31, 2002 are summarized as follows. Such information should be read in conjunction with the accompanying consolidated financial statements of the Company and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included elsewhere herein.

                                                           YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               2002        2001     2000(2)      1999     1998(1)
                                             ---------   --------   --------   --------   --------
                                                AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
SUMMARY STATEMENT OF OPERATIONS DATA:
  Revenue..................................  $ 238,817    254,387    218,273        --     168,500
  Operating, selling, general and
    administrative expenses and stock
    compensation...........................  $(176,056)  (222,321)  (162,216)  (12,160)   (158,810)
  Operating loss...........................  $ (79,489)  (140,969)   (80,889)  (12,183)    (55,415)
  Interest expense.........................  $ (18,530)   (47,477)   (34,843)     (140)    (14,177)
  Share of losses of affiliates(3).........  $ (13,705)  (424,247)    (7,251)       --    (375,053)
  Nontemporary declines in fair values of
    investments(4).........................  $(163,881)   (96,438)    (9,860)       --          --
  Earnings (loss) before cumulative effect
    of accounting change...................  $(238,037)  (602,263)  (116,959)   67,262    (445,266)
  Net earnings (loss)......................  $(343,874)  (602,263)  (116,959)   67,262    (445,266)
  Basic and diluted earnings (loss) per
    common share before cumulative effect
    of accounting change...................  $   (6.33)    (15.41)     (4.44)     9.67      (65.75)
  Basic and diluted earnings (loss) per
    common share...........................  $   (8.77)    (15.41)     (4.44)     9.67      (65.75)

                                                                  DECEMBER 31,
                                             ------------------------------------------------------
                                               2002       2001       2000(2)      1999     1998(1)
                                             --------   ---------   ---------   --------   --------
                                                              AMOUNTS IN THOUSANDS
SUMMARY BALANCE SHEET DATA:
  Cash and cash equivalents................  $ 11,571      33,913     466,617     2,473         --
  Investments in available-for-sale
    securities and other cost investments,
    including securities pledged to
    creditors..............................  $143,858     373,900     361,507   140,101         --
  Current and long-term derivative
    assets.................................  $326,056     203,582     192,080        --         --
  Total assets.............................  $875,219   1,224,897   2,002,771   143,197    463,133
  Debt, including amounts due to parent and
    current portion........................  $423,693     430,136     518,418     3,044         --
  Redeemable preferred stock...............  $202,147     196,027     189,907        --         --
  Stockholders' equity (deficit)...........  $134,853     459,295   1,061,329    64,727     (6,365)

------------------------

(1) Pursuant to a roll-up transaction that was consummated on April 1, 1998, LSAT contributed and transferred to PRIMESTAR, Inc. (now known as Phoenixstar, Inc.) all of its assets and liabilities except for assets and liabilities related to the high power direct broadcast satellite system then being constructed by Tempo Satellite, Inc., a wholly-owned subsidiary of the Company.

(2) On April 1, 2002, the Company consummated a transaction (the "LSAT LLC and Ascent Entertainment Transaction"), whereby the Company acquired from Liberty Media (i) certain subsidiaries of Liberty Media that collectively held the 89.41% of Liberty Satellite, LLC ("LSAT LLC") not already owned by LSAT and (ii) 100% of the capital stock of Ascent Entertainment Group, Inc. ("Ascent Entertainment"). Due to the fact that the Company, LSAT LLC and Ascent Entertainment are all under the common control of Liberty Media, the LSAT LLC and Ascent Entertainment Transaction has been accounted for in a manner similar to a pooling-of-interests. As such, the Company's consolidated financial statements have been restated to include LSAT LLC and Ascent Entertainment as wholly-owned subsidiaries of LSAT, effective with the respective March 2000 dates that Liberty Media acquired control of such entities.

(3) The 2001 amount includes charges and losses aggregating $417,202,000 relating to the Company's indirect investment in ASTROLINK International LLC.

(4) The 2002 amount includes charges aggregating $105,250,000 to reflect nontemporary declines in the fair value of the Company's indirect investment in various 10% investees that operate satellite television systems in Latin America ("Sky Latin America"). The 2001 amount includes charges aggregating $56,483,000 to reflect nontemporary declines in the fair value of the Company's indirect investment in Wildblue Communications, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT TRANSACTIONS

    LSAT LLC AND ASCENT ENTERTAINMENT TRANSACTION. On August 16, 2001, the Company entered into two interrelated purchase agreements with Liberty Media and certain of its subsidiaries and affiliates with respect to the LSAT LLC and Ascent Entertainment Transaction. Both agreements were amended in November 2001 and January 2002. One agreement provided for the Company's acquisition of certain subsidiaries of Liberty Media that collectively held the 89.41% ownership interest in LSAT LLC not already owned by the Company in exchange for 25,298,379 shares of Series B Common Stock of the Company. The second purchase agreement provided for the Company's acquisition of 100% of the capital stock of Ascent Entertainment from a subsidiary of Liberty Media in exchange for 8,701,621 shares of Series B Common Stock of the Company. Ascent Entertainment's primary operating subsidiary is On Command Corporation ("On Command"). The LSAT LLC and Ascent Entertainment Transaction closed on April 1, 2002. At
December 31, 2002, Liberty Media owned 85.6% of the Company's outstanding common stock, and 100% of the Company's preferred stock, which ownership interests collectively represented 97.6% of the overall voting power of the Company's common and preferred securities.

    As a result of the consummation of the LSAT LLC and Ascent Entertainment Transaction, the Company became the owner of 100% of the equity interests of Ascent Entertainment and LSAT LLC. Due to the fact that the Company, LSAT LLC and Ascent Entertainment are all under the common control of Liberty Media, the LSAT LLC and Ascent Entertainment Transaction has been accounted for by the Company in a manner similar to a pooling-of-interests. As such, the consolidated financial statements of the Company for periods prior to the consummation of the LSAT LLC and Ascent Entertainment Transaction have been restated to include LSAT LLC and Ascent Entertainment as wholly-owned subsidiaries of LSAT, effective with the respective March 2000 dates that Liberty Media acquired control of such entities.

    As a result of the LSAT LLC and Ascent Entertainment Transaction, LSAT's primary operating subsidiary is On Command. At December 31, 2002, LSAT, through its ownership interest in Ascent

Entertainment, owned approximately 70% of the outstanding On Command common stock ("On Command Common Stock") and 100% of certain series of On Command's preferred stock, which ownership interests collectively represented approximately 76% of the voting power associated with On Command's common and preferred securities. Subsequent to December 31, 2002, the Company's ownership interest in the outstanding On Command Common Stock increased to approximately 74%, and the Company's overall voting power in On Command increased to approximately 80%. On Command develops, assembles, installs, and operates proprietary video systems. On Command's primary distribution system allows hotel guests to select, on an on-demand basis, motion pictures on computer-controlled television sets located in their hotel rooms. On Command also provides, under long-term contracts, in-room viewing of select cable channels and other interactive services to hotels and businesses. The interactive services include video games, Internet offerings, digital music and various hotel and guest services. At December 31, 2002, approximately 89% of On Command's equipped rooms were located in the United States, with the balance located primarily in Canada and Mexico.

    In addition to On Command's operations, the Company pursues strategic opportunities worldwide in the distribution of Internet data and other content via satellite and related business. The Company is actively seeking to develop and/or acquire operating businesses related to, or complementary with, such strategy.

    SALE OF ASCENT NETWORK SERVICES. Effective September 4, 2001, Ascent Entertainment completed the sale of Ascent Network Services to Ascent Media Group, Inc. (formerly Liberty Livewire Corporation) ("Ascent Media"), a consolidated subsidiary of Liberty Media, for cash consideration of $32,038,000. Ascent Network Services provides video distributions services to the NBC television network and other private networks. As Ascent Entertainment and Ascent Media are both consolidated subsidiaries of Liberty Media, no gain or loss was recognized in connection with this transaction.

CRITICAL ACCOUNTING POLICIES

    The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting policies, estimates and assumptions, as well as the resulting impact to the Company's financial statements, have been discussed with the Company's audit committee. The following descriptions of the Company's critical accounting policies with respect to long-lived assets and goodwill relate primarily to the Company's "On Command" operating segment, and the descriptions with respect to investments and derivatives relate primarily to the Company's "Other" operating segment.

    CARRYING VALUE OF LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, the Company periodically reviews the carrying amounts of property and equipment and amortizable intangible assets to determine whether current events and circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset exceeds its estimated fair value. The Company generally measures estimated fair value by considering quoted market prices, sales prices for similar assets, or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate the undiscounted cash flows and fair values of assets. Accordingly, actual results could vary significantly from such estimates. At December 31, 2002, the Company concluded that its long-lived assets were not impaired based on an analysis of estimated undiscounted cash flows. A significant decline in the estimated undiscounted cash flows of the Company's long-lived assets could cause the Company to recognize an impairment charge.

    CARRYING VALUE OF GOODWILL. In accordance with Statement of Financial Accounting Standards No. 142, ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"), the Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may not be recoverable. To accomplish this, the Company compares the fair value of its assets to their carrying amounts. If the carrying value of a reporting unit were to exceed its fair value, the Company would perform the second step of the impairment test. In the second step, the Company would compare the implied fair value of the reporting unit's goodwill to its carrying amount and any excess would be charged to operations. Considerable management judgment is necessary to estimate the fair values of assets. Accordingly, actual results could vary significantly from such estimates. At December 31, 2002, the Company concluded that its goodwill was not impaired based on an assessment of estimated fair values. The fair values used in such assessment were based on the market price of On Command's Common Stock.

    CARRYING VALUE OF INVESTMENTS. The Company's cost and equity method investments comprise a significant portion of its total assets at December 31, 2002 and 2001. The Company accounts for these investments pursuant to Statement of Financial Accounting Standards No. 115, Statement 142 and Accounting Principles Board Opinion No. 18. These accounting principles require the Company to periodically evaluate its investments to determine if decreases in fair value below its cost bases are other than temporary or "nontemporary." If a decline in fair value is determined to be nontemporary, the Company is required to reflect such decline in its consolidated statement of operations. Nontemporary declines in fair value of cost investments are recognized on a separate line in the consolidated statement of operations, and nontemporary declines in fair value of equity method investments are included in share of losses of affiliates in the consolidated statement of operations.

    The Company considers a number of factors in its determination of whether a decline in fair value below the cost basis is nontemporary including (i) the financial condition, operating performance and near term prospects of the investee; (ii) the reason for the decline in fair value, be it general market, industry specific or investee specific conditions; (iii) the length of time that the fair value of the investment is below the Company's carrying value; (iv) changes in valuation subsequent to the balance sheet date and (v) the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be nontemporary, a new cost basis of the security is established at the then estimated fair value. In situations where the fair value of an asset is not evident due to a lack of public market price or other factors, management uses its bests estimates and assumptions to arrive at the estimated fair value of such an asset. The Company's assessment of the foregoing factors pursuant to this accounting policy involves a high degree of judgment and includes significant estimates and assumptions.

    The Company's evaluation of the fair value of its investments and any resulting impairment charges are determined as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described in the preceding paragraph are possible. Subsequent decreases in fair value will be recognized in the Company's statement of operations in the period in which they occur to the extent such decreases are deemed to be nontemporary. Subsequent increases in fair value will be recognized in the Company's consolidated statement of operations upon disposition of the investment.

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS. The Company uses various derivative instruments, including equity collars and put spread collars, to manage fair value risk associated with certain of its investments. The Company accounts for these derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

("Statement 133"). Statement 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in derivatives designated as cash flow hedges are recorded in other comprehensive income. Changes in derivatives designated as fair value hedges and changes in derivatives not designated as hedges are included in realized and unrealized gains (losses) on derivative instruments in the statement of operations.

    The Company uses the Black-Scholes model to estimate the fair value of its derivative instruments. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains a volatility rate from an independent source at the inception of the derivative instrument based on the expected volatility of the underlying security over the term of the derivative instrument. The volatility assumption is generally evaluated annually to determine if it should be adjusted. The Company selects a discount rate at the inception of the derivative instrument and updates such rate each reporting period based on an estimate of the discount rate at which the derivative instrument could be settled. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of the Company's derivative instruments may differ materially from these estimates.

    For long-term derivatives, changes in the Company's assumptions regarding
(1) the volatility rates of the underlying securities and (2) the risk free interest rate would have the most significant impact on the valuation of its derivatives. Due to the short-term nature of the Company's derivatives (all expire within 15 months of December 31, 2002), changes in these assumptions would not have had a significant impact upon the December 31, 2002 valuations.

RESULTS OF OPERATIONS

    As noted above, the Company's consolidated results of operations include Ascent Entertainment and its majority-owned subsidiary On Command since March 2000. Accordingly, and unless otherwise noted below, increases in the Company's revenue and expenses from 2000 to 2001 are due in part to the inclusion of Ascent Entertainment and On Command for a full year in 2001, as compared to nine months in 2000.

REVENUE

IN-ROOM ENTERTAINMENT REVENUE

    Revenue from On Command's in-room entertainment services consists primarily of fees collected from hotels for in-room services provided to hotel guests by On Command ("room revenue"). Services provided by On Command to hotel guests include pay-per-view movies and short subjects, free-to-guest programming, video games, Internet service and digital music. On Command also earns revenue from the sale of video and music systems to third parties and the sale of video equipment to hotels, from other sources ("system and equipment sales and other entertainment revenue"). Total in-room entertainment revenue (comprised of room revenue, and system and equipment sale and other entertainment revenue) decreased $1,012,000 or less than one percent during 2002 and increased $38,993,000 or 19.5% during 2001.

    Net room revenue decreased $1,616,000 or less than 1% during 2002, as compared to 2001. The decrease in net room revenue during 2002 is primarily attributable to the net effect of (i) a decrease attributable to a lower volume of pay-per-view buys; (ii) an increase attributable to higher average rates for certain pay-per-view products; and (iii) a $4,428,000 increase in the aggregate revenue derived from short subject, digital music and television-based Internet products. On Command believes that most of the decrease in pay-per-view buys is attributable to a decline in occupancy rates, as further discussed below. A 3.3% reduction in the average number of rooms served by On Command during 2002 also contributed to the decrease in pay-per-view buys. The decline in the average number of rooms served by On Command is attributable to (i) the disposition of certain hotel rooms; (ii) the loss of rooms to competitors; and (iii) the discontinuance of service to certain non-profitable hotels.

    Overall hotel occupancy rates declined 1.0% during 2002, as compared to 2001. In addition, occupancy rates for hotels in the top 25 markets, as defined by Smith Travel Research, declined 1.8% over the same period. Since On Command derives a significant portion of its revenue from hotels located in the top 25 markets, On Command believes that the occupancy rate for this segment is the best indicator of the impact changes in hotel occupancy are having on On Command's business. Hotel occupancy rates are outside of On Command's control, and changes in hotel occupancy rates can have a significant impact on On Command's results of operations.

    During 2002, hotels owned, managed or franchised by Marriott
International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton"), Six Continents Hotels, Inc. ("Six Continents"), Hyatt Hotel Corporation ("Hyatt"), and Starwood Hotels and Resorts Worldwide, Inc. ("Starwood") accounted for 30%, 16% 12%, 7% and 7%, respectively, of On Command's net room revenue. Accordingly, hotels owned, managed or franchised by On Command's five largest hotel chain customers accounted for 72% of On Command's total net room revenue during 2002. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command's results of operations and financial condition.

    As further discussed below, the Hilton master contract has expired, and Hilton has signed a new master contract with a competitor of On Command. In addition, On Command does not have master contracts with either Starwood or Six Continents, and the Hyatt master contract provides for the simultaneous expiration of On Command's contractual relationships with all of the individual hotels that are subject to the Hyatt master contract as of December 31, 2004. At December 31, 2002, On Command provided entertainment services to approximately 178,000 rooms in hotels that are owned, managed or franchised by Starwood or Six Continents. Agreements with respect to approximately 54% of such Starwood and Six Continents rooms have already expired, or will expire by December 31, 2004. At December 31, 2002, approximately 39,000 or 61% of On Command's Starwood rooms were located in Sheraton or Four Points hotels that, depending on whether such hotels are owned, managed or franchised by Starwood, may be covered by a master contract with a competitor of On Command upon the expiration of such hotels' contracts with On Command. On Command is actively pursuing master agreements with Hyatt and Six Continents, and with Starwood with respect to the Starwood brands that are not already covered by a competitor's contract. In certain cases, On Command is also pursuing direct contractual relationships with individual hotels that are owned, managed or franchised by these hotel chains. No assurance can be given that On Command will be successful in executing master or individual hotel contracts. Due to the significant cost involved in changing the proprietary video equipment installed in hotels, On Command expects that, regardless of the expiration dates of master contracts or individual contracts with hotels, On Command will continue to be the provider of in-room entertainment services for individual hotels that are not under contract until such time as a competitor's equipment can be installed. For this and other reasons, On Command does not anticipate that it will cease earning revenue from all of its Hyatt rooms on December 31, 2004 in the event that a new master contract has not been executed by that date.

    In October 2000, Hilton announced that it would not be renewing its master contract with On Command. As a result, hotels owned, managed or franchised by Hilton are currently subject to a master contract between Hilton and a competitor of On Command. Accordingly, On Command anticipates that hotels owned by Hilton will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with On Command, and, although no assurance can be given, On Command anticipates that certain of those hotels will choose to renew. At December 31, 2002, On Command provided service to approximately 126,200 rooms in 534 hotels that are owned, managed or franchised by Hilton. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton. Through December 31, 2002, On Command's contracts with 71 of the aforementioned 534 hotels (20,400 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. On Command's individual contracts with the remaining 463 Hilton hotels (105,800 rooms) expire at various dates through 2010, with 56% of those rooms expiring by 2005. During 2002, On Command entered into new contracts, or renewed existing contracts, with respect to 7,000 rooms that were franchised by Hilton, and 2,600 rooms that were managed by Hilton. Over time, On Command anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton will decrease. However, due to the uncertainties involved, On Command is currently unable to predict the amount and timing of the revenue decreases.

    The Company's consolidated financial statements reflect an increase in in-room entertainment revenue from 2000 to 2001 due to the inclusion of On Command's operating results for only nine months during the 2000 period. However, On Command's in-room entertainment revenue actually decreased by 9.8% from 2000 to 2001 on a full-year basis. Such full-year decrease represents the net effect of (i) a lower volume of pay-per-view buys; (ii) an increase attributable to higher average rates for certain pay-per-view products; (iii) a decrease associated with the inclusion of non-recurring license fee revenue in the full year 2000 amount; and (iv) an increase in the aggregate revenue derived from short subject, television-based Internet and other new products. On Command believes that most of the decrease in pay-per-view buys is due to a decline in occupancy rates. Hotel occupancy rates declined 5.7% during 2001, as compared to 2000. In addition, occupancy rates for hotels in the top 25 markets, as defined by Smith Travel Research, declined 7.8% over the same period.

OTHER REVENUE

    Other revenue is primarily comprised of revenue generated by Ascent Network Services during the 2001 and 2000 periods. Ascent Entertainment sold Ascent Network Services to Ascent Media on September 4, 2001.

OPERATING COSTS

IN-ROOM ENTERTAINMENT OPERATING COSTS

    In-room entertainment operating costs consist primarily of fees paid to movie and other content providers, hotel commissions, direct costs associated with On Command's television-based Internet product, costs associated with video and music systems sold to third parties, costs associated with the repair, maintenance and support of video systems and other room service equipment, and costs associated with research and development activities.

    In-room entertainment operating costs decreased $9,100,000 or 5.8% during 2002, as compared to 2001. Such decrease represents the net effect of (i) a decrease associated with certain changes to On Command's operational structure and other cost savings measures, including the outsourcing of certain call center and warehouse management functions; (ii) a $4,083,000 increase in free-to-guest programming costs; (iii) a $2,074,000 reduction in Internet direct costs; (iv) a $1,783,000 increase in hotel commissions; (v) a $1,329,000 decrease attributable to the third quarter 2002 reversal of accruals deemed no longer needed for their originally intended purpose, and (vi) various other individually insignificant items. The increase in free-to-guest programming costs is primarily the result of higher rates from programming suppliers. Certain of On Command's content fees and other in-room service costs do not vary with room revenue and occupancy rates.

    The Company's consolidated financial statements reflect an increase in in-room entertainment operating costs from 2000 to 2001 due to the inclusion of On Command's operating results for only nine months during the 2000 period. However, On Command's in-room entertainment operating costs actually decreased by 4.8% from 2000 to 2001 on a full-year basis. Such full-year decrease represents the net effect of (i) reductions in hotel commissions, license fee royalties and video duplication and distribution costs; (ii) increases in free-to-guest programming costs; and (iii) increases in the direct costs associated with On Command's television-based Internet and short subject products. Such increases and decreases include an overall net decrease resulting from the disposition of On Command's Asian operations during the first quarter of 2001. The decreases in hotel commissions and license fee royalties on a full-year basis are largely the result of decreases in corresponding revenue amounts.

    On Command is a party to various agreements with programming suppliers that permit On Command to distribute movies and programming networks. On Command expects that the cost of such movies and programming networks will increase in future periods as contracts expire and renewals are negotiated. Certain of On Command's contracts with hotel customers limit the amount of any cost increases that can be passed on to any such hotels. Any cost increases that On Command is not able to pass on to its customers would result in increased pressure on On Command's operating margins.

OTHER OPERATING COSTS

    Other operating costs are primarily comprised of costs incurred by Ascent Network Services during the 2001 and 2000 periods. Ascent Entertainment sold Ascent Network Services to Ascent Media on September 4, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense decreased $30,811,000 or 51.9% during 2002, as compared to 2001. Costs associated with On Command's 2001 relocation and restructuring activities, together with the cost savings that resulted from such activities, accounted for approximately $15,000,000 of such decrease. The remaining decrease is attributable to other reductions in the selling, general and administrative expenses incurred by Ascent Entertainment. Such other reductions in Ascent Entertainment expenses are primarily attributable to (i) the elimination of expenses as a result of the September 4, 2001 sale of Ascent Network Services to Ascent Media and (ii) the inclusion of $7,746,000 in the 2001 amount related to Ascent Entertainment's 2001 repurchase of 2,245,155 shares of On Command Common Stock from the then chief executive officer of On Command.

    Selling, general and administrative expenses increased $33,426,000 or 128.7% from 2000 to 2001. Such increase is due to increases in Ascent Entertainment's expenses as a result of (i) the inclusion of Ascent Entertainment in the Company's consolidated financial statements for a full 12 month in 2001, as compared to nine months in 2000; (ii) an $8,236,000 increase in On Command's relocation and restructuring costs from 2000 to 2001; and (ii) a $7,746,000 increase in the 2001 amount related to Ascent Entertainment's 2001 repurchase of 2,245,155 shares of On Command Common Stock from the then chief executive officer of On Command.

STOCK COMPENSATION

    LSAT records estimated stock compensation pursuant to the intrinsic value method of Accounting Principles Board Opinion No. 25. Such estimate is subject to future adjustment based upon the market value of the underlying common stock. Since none of LSAT's outstanding stock appreciation rights ("SARs") were in-the-money at December 31, 2002 or 2001, LSAT recorded no compensation expense with respect to SARs during 2002 and 2001. The adjustment to stock compensation expense in 2000 is the result of a decrease in the Company's liability for SARs. The stock compensation expense recorded during 2002 and 2001 is attributable to restricted stock awards granted in February 2001.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization decreased $38,926,000 or 22.6% during 2002, as compared to 2001. Such decrease in depreciation and amortization is primarily the result of the Company's adoption of Statement 142, which, among other things, required the Company to cease recording goodwill amortization effective January 1, 2002. Depreciation remained relatively constant during the 2002 and 2001 periods as reductions to On Command's depreciable asset base attributable to (i) assets becoming fully depreciated, and (ii) asset dispositions were largely offset by increases attributable to capital expenditures.

    Depreciation and amortization increased $37,014,000 or 27.4% during 2001, as compared to 2000. The majority of such increase is attributable to the inclusion of Ascent Entertainment in the Company's consolidated financial statements for a full 12 months in 2001, as compared to nine months in 2000. The application of purchase accounting in connection with the March 2000 acquisition of Ascent

Entertainment also contributed to the increase. On a full-year basis, the depreciation incurred by On Command during 2001 and 2000 remained relatively constant.

ASSET IMPAIRMENTS AND OTHER CHARGES

    On Command recorded impairment charges of $8,850,000 during 2002, including a loss of $5,103,000 relating to the sale of its European operations, and a loss of $1,411,000 relating to a transaction in which certain equipment was transferred to STSN, Inc. On Command also recorded other charges aggregating $2,336,000, $709,000 and $1,634,000 during 2002, 2001 and 2000 respectively, related to obsolete materials and equipment, and losses on various dispositions of property and equipment and other assets.

INTEREST INCOME

    The Company recognized interest income of $2,174,000, $12,967,000 and $21,066,000 during 2002, 2001 and 2000, respectively. The 2002 income was earned primarily on certain bonds that were purchased by LSAT LLC in August 2001. Such bonds are included with the Company's investment in Sky Latin America. The 2001 and 2000 income was earned primarily on the cash and cash equivalent balances maintained by Ascent Entertainment and LSAT Astro LLC ("LSAT Astro"), a subsidiary of the Company. The majority of Ascent Entertainment's cash and cash equivalent balances were utilized to redeem the Ascent Entertainment Senior Secured Discount Notes on December 31, 2001, and all of LSAT Astro's cash and cash equivalent balances were utilized to fund the capital calls during 2001 and 2000 of ASTROLINK International LLC ("Astrolink"), LSAT Astro's 31.5%-owned investee.

INTEREST EXPENSE

    During 2002, 2001 and 2000, the Company recognized interest expense of $18,530,000, $47,477,000 and $34,843,000, respectively. The decrease in interest expense from 2001 to 2002 represents the combined effect of a decrease in the Company's weighted average debt balance and a decrease in interest rates. The reduction in the Company's weighted average debt balance is primarily due to the December 31, 2001 redemption of the Ascent Entertainment Senior Secured Discount Notes. The increase in interest expense from 2000 to 2001 is primarily due to the inclusion of Ascent Entertainment in the Company's consolidated financial statements for a full 12 months in 2001, as compared to nine months in 2000.

SHARE OF LOSSES OF AFFILIATES

    During 2002, 2001 and 2000, the Company's share of losses of affiliates aggregated $13,705,000, $424,247,000 and $7,251,000, respectively. The 2002 amount is primarily related to losses arising from LSAT LLC's investment in Aerocast.com, Inc. ("Aerocast"). In 2002, LSAT LLC determined that its investment in Aerocast experienced a nontemporary decline in value that resulted in a $7,072,000 write-off of the remaining carrying value of its investment in Aerocast. Such write-off is included in LSAT LLC's share of Aerocast's 2002 losses. The 2001 amount includes $417,202,000 of losses and charges arising from LSAT Astro's investment in Astrolink. Due to the Company's fourth quarter 2001 determination that LSAT Astro's investment in Astrolink should be reduced to a fair value that assumes the liquidation of Astrolink, LSAT Astro wrote-off its remaining $249,868,000 investment in Astrolink during the fourth quarter of 2001. Previously, the Company had taken a $155,000,000 writedown on this investment during the second quarter of 2001. Since LSAT Astro's investment in Astrolink was reduced to zero at December 31, 2001, LSAT Astro's share of Astrolink's losses in 2002 has been limited to the amounts loaned to Astrolink by the Company during 2002. Subsequent to December 31, 2002, the Company entered into an agreement that, among other matters, provides for the recapitalization of Astrolink, subject to certain conditions. The 2000 amount includes the

Company's share of Astrolink's losses for 10 months, and the Company's share of Aerocast's losses for 6 months.

NONTEMPORARY DECLINES IN FAIR VALUES OF INVESTMENTS

    Nontemporary declines in fair values of investments aggregated $163,881,000, $96,438,000 and $9,860,000 during 2002, 2001 and 2000, respectively, and are comprised of the following.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                   AMOUNTS IN THOUSANDS
Sky Latin America...........................................  $105,250        --        --
Sprint Corporation PCS Group................................    21,511        --        --
Loral Space and Communications Ltd..........................    17,384        --        --
STSN, Inc...................................................     6,060    16,539        --
Wildblue Communications, Inc................................        --    56,483        --
XMSR Satellite Holdings, Inc................................     1,626    14,575        --
Other.......................................................    12,050     8,841     9,860
                                                              --------    ------     -----
                                                              $163,881    96,438     9,860
                                                              ========    ======     =====

UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS

    Unrealized gains (losses) on financial instruments during 2002, 2001 and 2000 aggregated $2,393,000, $38,891,000 and ($14,426,000), respectively. The details of such gains (losses) are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                   AMOUNTS IN THOUSANDS
Change in fair value of GM Hughes put spread collar.........  $ 5,259      9,748      4,997
Change in time value of Sprint PCS Stock and XMSR equity
  collars...................................................     (302)    25,902         --
Change in fair value of iBEAM put option....................   (2,564)     3,241    (19,423)
                                                              -------     ------    -------
                                                              $ 2,393     38,891    (14,426)
                                                              =======     ======    =======

    During 2002 and 2001, the Company had designated its equity collars as fair value hedges. Pursuant to Statement 133, the equity collars were recorded on the balance sheet at fair value, and changes in the fair value of the equity collars and of the hedged security were recognized in earnings. Effective December 31, 2002, the Company elected to no longer designate its equity collars as fair value hedges. This election had no impact on the Company's financial position or results of operations on December 31, 2002. However, subsequent to December 31, 2002, changes in the fair value of the hedged securities that previously had been reported in earnings will now be reported as a component of other comprehensive income on the Company's balance sheet. Changes in the fair value of the equity collars will continue to be reported in earnings.

LOSS ON EXTINGUISHMENT OF DEBT

    The $14,322,000 loss on extinguishment of debt during 2001 resulted from the December 31, 2001 redemption of the Ascent Senior Secured Discount Notes.

GM HUGHES STOCK TRANSACTIONS

    In May 2000, the Company sold 2,400,000 shares of General Motors Corporation Class H common Stock ("GM Hughes Stock") for net cash proceeds of $74,243,000 and used $65,721,000 of such net cash proceeds to satisfy a GM Hughes Stock share appreciation right. The $36,643,000 gain recognized by the Company on the sale of GM Hughes Stock was more than offset by the $65,721,000 loss recognized on the satisfaction of the GM Hughes Stock share appreciation right.

INCOME TAXES

    The Company recognized income tax benefits of $35,621,000, $35,652,000 and $28,450,000 during 2002, 2001, and 2000, respectively. The 2002 benefit includes a $5,666,000 tax refund received by LSAT as a result of a change in tax law that occurred during the first quarter of 2002. Such change resulted in the elimination of restrictions on the use of net operating loss carryforwards to offset alternative minimum tax liabilities. The 2002, 2001 and 2000 income tax benefits also include deferred tax benefits associated with losses recognized by the Company. The Company has recognized such losses to the extent that the tax effect of such losses offsets the Company's deferred income tax liability. At December 31, 2002, the Company's deferred tax liability was $14,558,000. The Company is only able to recognize income tax benefits for financial reporting purposes to the extent that such benefits offset recorded income tax liabilities or the Company generates taxable income. In connection with the consummation of the LSAT LLC and Ascent Entertainment Transaction, LSAT and Liberty Media entered into a Tax Liability Allocation and Indemnification Agreement, and LSAT assumed an intercompany tax liability owed by Ascent Entertainment to Liberty Media pursuant to a separate Tax Liability Allocation and Indemnification Agreement. Since April 1, 2002, the Company and its 80%-or-more owned subsidiaries have been included in Liberty Media's consolidated tax return.

MINORITY INTERESTS IN LOSSES OF CONSOLIDATED SUBSIDIARIES

    The minority interests' share of losses of consolidated subsidiaries aggregated $165,000, $34,346,000 and $15,078,000 during 2002, 2001, and 2000, respectively. Such amounts primarily represent the minority interests' share of On Command's net losses. The decrease from 2001 to 2002 is primarily attributable to a change in how On Command's losses are allocated between Ascent Entertainment and the minority interest holders. During the first quarter of 2002, the cumulative losses allocated by Ascent to the On Command minority interests reduced to zero Ascent's carrying amount for the minority interests in On Command's equity. Since the On Command minority interest holders have no obligation to make further contributions to On Command, 100% of On Command's losses for periods subsequent to March 31, 2002 have been, and will be in future periods, allocated to Ascent unless and to the extent that the On Command minority interest holders make additional investments in On Command's equity.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    Pursuant to the transitional provisions of Statement 142, the Company recorded a $105,837,000 reduction of goodwill in 2002. Such goodwill was originally recorded in connection with the March 2000 Ascent Entertainment acquisition. In accordance with Statement 142, this goodwill reduction has been recorded as the cumulative effect of an accounting change.

NET LOSS

    As a result of the factors described above, the Company incurred net losses of $343,874,000, $602,263,000 and $116,959,000 during 2002, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

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

    On a consolidated basis, the Company used cash provided by operating activities of $62,820,000, cash and cash equivalents on hand of $22,342,000 and cash provided by financing activities of $4,777,000 to fund investing activities of $89,939,000 during 2002. The Company's investing activities included $54,397,000 of capital expenditures and $31,304,000 of investments and advances to affiliates.

    LSAT LLC's revolving credit facility, as amended, (the "PCS Loan Facility") provides for maximum borrowings of $303,000,000. The PCS Loan Facility is secured by the Company's interest in the Sprint Corporation PCS Group common stock ("Sprint PCS Stock") and the Sprint PCS Stock equity collar. Interest accrues at the 30 day LIBOR (1.44% at December 31, 2002) and is payable monthly. The Company expects that all amounts due under the PCS Loan Facility will be repaid in April 2003 with proceeds received upon the sale of its Sprint PCS Stock and the settlement of its interests in the Sprint PCS Stock equity collar.

    In March 2000, LSAT received a 13.99% ownership interest in LSAT Astro in exchange for a $60,000,000 note payable to Liberty Media. Interest on the note accrued at the 3 month LIBOR plus 2% (3.74% at December 31, 2002). Interest payments were due semi-annually on the first day of March and September. At December 31, 2002, the unpaid principal on the note was $48,411,000 and the accrued interest on the note was $614,000. All amounts due under the note payable to Liberty Media were repaid in March 2003.

    In August 2002, the LSAT Board of Directors authorized the Company's purchase of up to 3,000,000 of Series A and Series B Common Stock in open market purchases. The timing of purchases, prices paid and actual number of shares of common stock purchased will depend on market conditions and the direction of management. During 2002, LSAT purchased 24,900 shares of Series A Common Stock for aggregate cash consideration of $53,000 pursuant to this share buy back program.

    In March 2000, LSAT issued 150,000 shares of Series A Preferred Stock, and 150,000 shares of Series B Preferred Stock to Liberty Media in exchange for shares of Sprint PCS Stock. On the date of issuance, each such series of preferred stock had an aggregate stated value of $150,000,000. The Series A Preferred Stock and Series B Preferred Stock, which were each issued at a discount to their stated values, are redeemable at the option of Liberty Media on or after April 1, 2020 at a price equal to stated value plus all accrued and unpaid dividends. The Company may elect to use cash, Series A Common Stock or a combination thereof to satisfy such dividend requirements through March 2003. Subsequent to March 31, 2003, dividends are required to be paid in cash. During 2002, the Company issued 4,320,277 shares of Series A Common Stock, and paid $7,500,000 in cash, in satisfaction of dividends accrued through September 30, 2002. Accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock aggregated $7,500,000 as of December 31, 2002. Such accrued dividends were satisfied through the issuance of 3,221,787 shares of Series A Common Stock during the first quarter of 2003.

    During the year ended December 31, 2001 and the three months ended
March 31, 2002, Liberty Media loaned $18,552,000 and $6,573,000, respectively, to LSAT LLC. LSAT LLC used the proceeds from these loans to fund capital calls from Sky Latin America. The loans provided for interest at 8% per annum and were due and payable on demand after November 27, 2001. Concurrently, with the closing of the LSAT LLC and Ascent Entertainment Transaction, (i) Liberty Media contributed to the Company, as part of that transaction and for no additional consideration, promissory notes issued by subsidiaries of Liberty Media, with an aggregate principal balance of $18,552,000 and related accrued interest of $651,000, representing the loans described above that were made through December 31, 2001, and (ii) LSAT LLC repaid principal of $6,573,000 and accrued interest of $37,000 related to the first quarter 2002 advances.

    During the second quarter of 2002, LSAT signed a non-binding letter of intent with the other Astrolink members in connection with the proposed restructuring of Astrolink. In January 2003, the Company announced that it had reached agreement with the other members of Astrolink in connection with such proposed restructuring (the "Astrolink Restructuring"). Under the agreement (the "Astrolink Restructuring Agreement"), the Company will acquire substantially all of the assets of Astrolink. Astrolink simultaneously signed agreements with Lockheed Martin Corporation and Northrop Grumman Space & Mission Systems Corp. for completion of two satellites. The parties also reached agreement on the settlement of all claims related to the previous termination of Astrolink's major procurement contracts and all other major third party creditor claims. The closing of the Company's acquisition of the Astrolink business is subject to the Company obtaining satisfactory funding for the business from additional investors, third party sources of financing, or firm capacity commitments from prospective customers. The closing is also subject to regulatory approvals and other closing conditions. Subject to satisfaction of these closing conditions, the closing is expected to occur on or before October 31, 2003.

    If the closing occurs, the Company will pay approximately $43 million in cash and will issue approximately $3 million in value of Series A Common Stock as total consideration for the Astrolink assets, including certain existing satellite and launch contracts, and the settlement of all claims against Astrolink. In addition, the Company will provide additional interim funding for Astrolink pending closing. If the transactions are consummated, Liberty Media will make a capital contribution to the Company in an amount equal to 10% of the estimated fair value of Liberty Media's equity holdings in the Company at the time of closing, up to a maximum commitment of $55 million, in exchange for shares of the Company's Series B Common Stock.

    The Company currently plans to pursue a revised operating plan for the new Astrolink system, taking into account financial and market factors. The revised operating plan currently contemplates launching Ka-band satellites to provide enterprise customers in North America with virtual private networks and related advanced services, and to provide various government agencies with a solution to their expanding needs for bandwidth.

    In the event the Astrolink Restructuring is not consummated due to lack of financing or other closing conditions, the Company anticipates that Astrolink will be liquidated and the Company will receive $7.8 million dollars as prescribed in the Astrolink Restructuring Agreement.

    In December 2002, the Company announced that it has agreed to increase its investment in Wildblue Communications, Inc. ("Wildblue"). Currently, the Company has an approximate 16% ownership interest in Wildblue. Under the new agreement, the Company will invest $58 million in return for senior preferred stock and warrants of Wildblue. As also agreed, other existing and new investors will invest $98 million in Wildblue for a total new investment of $156 million. Upon closing of the transaction, of which no assurance can be given, the Company will be the largest shareholder with an ownership interest of approximately 32% and a voting interest of approximately 37%. The closing of the transaction is subject to certain conditions, and is expected to occur in the second quarter of 2003. Assuming the Wildblue transaction is consummated as described above, of which no assurance can be given, Wildblue currently expects to launch its satellite in the fourth quarter of 2003 and begin providing broadband data services in the second or third quarter of 2004.

    In connection with the aforementioned additional investment in Wildblue, the Company entered into a put agreement with KPCB Holdings, Inc. ("KPCB"), another investor in Wildblue. Pursuant to this put agreement and in the event the parties make additional investments in Wildblue, KPCB will have the right to put its interest in Wildblue to the Company and another investor in Wildblue for $10,000,000, the amount KPCB has agreed to invest in Wildblue at the closing of the Wildblue transaction. The Company and such other investor are each responsible for $5,000,000 of the aggregate $10,000,000 put obligation. The put may be exercised at any time within four years from the closing of the Wildblue transaction.

    As a result of the consummation of the LSAT LLC and Ascent Entertainment Transaction, Liberty Media no longer has a direct ownership interest in LSAT LLC, and has no obligation to provide funding to LSAT LLC. Accordingly, the primary sources of liquidity expected to be available at the LSAT level during 2003 are the (i) proceeds of approximately $149 million received in March 2003 upon the sale of a portion of the Company's Sprint PCS Stock and the settlement of a portion of its interests in the Sprint PCS Stock equity collar;
(ii) proceeds of approximately $154 million to be received upon the expected April 2003 sale of the Company's remaining Sprint PCS Stock and settlement of its remaining interests in the Sprint PCS Stock equity collar; and
(iii) $9,741,000 of cash and cash equivalents held by LSAT at December 31, 2002. As noted above, the Company has used, or intends to use, approximately
$163 million of such Sprint proceeds to repay in full all amounts due under the PCS Loan Facility and the note payable to Liberty Media in March and April 2003. The Company believes that the remaining proceeds of approximately $140 million, together with the cash and cash equivalents held at the LSAT level, will be sufficient to fund LSAT's expected cash requirements during 2003, exclusive of the proposed investment in Astrolink, which investment, as further described above, will be funded primarily by a capital contribution from Liberty Media. LSAT's liquidity requirements during 2003 are expected to include
(i) its proposed investment in Wildblue, if consummated; (ii) its preferred stock dividend requirements; (iii) its capital contributions to Sky Latin America, and its interim funding commitments to Astrolink. LSAT does not expect Ascent Entertainment or its principal operating subsidiary, On Command, to provide any of LSAT's financial resources during 2002. The financial resources and requirements of On Command are described below.

    At December 31, 2002, the On Command Revolving Credit Facility, as amended in 2001, provided for aggregate borrowings of $275,000,000. Borrowings under the On Command Revolving Credit Facility are due and payable in July 2004. On Command had $13,367,000 of remaining availability under the On Command Revolving Credit Facility at December 31, 2002. On Command's ability to draw additional funds under the On Command Revolving Credit Facility is subject to On Command's continual compliance with applicable financial covenants.

    Revolving loans extended under the On Command Revolving Credit Facility bear interest at the LIBOR plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of On Command (3.94% effective borrowing rate at December 31, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the On Command Revolving Credit Facility, depending on certain operating ratios of On Command. The On Command Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on On Command's ability to pay dividends or make other distributions, and restrictions on On Command's ability to make capital expenditures. In addition, On Command is required to maintain leverage and interest coverage ratios. On Command was in compliance with such covenants at December 31, 2002. Substantially all of On Command's assets are pledged as collateral for borrowings under the On Command Revolving Credit Facility.

    At December 31, 2002, the maximum leverage ratio permitted under the On Command Revolving Credit Facility was 4.25, and On Command's actual leverage ratio was 3.99. The maximum leverage ratio permitted under the On Command Revolving Credit Facility at March 31, 2003 is 3.50. Although On Command is in compliance with the leverage ratio covenant at December 31, 2002, On Command believes that it would not have been in compliance with such covenant at March 31, 2003. In March 2003, On Command reached agreement with its bank lenders to postpone until June 29, 2003 the step-down of the leverage ratio covenant from 4.25 to 3.50. On Command is also seeking to restructure the On Command Revolving Credit Facility to, among other matters, extend the maturity date to December 31, 2007. It is anticipated that any closing of the restructuring of the On Command Revolving Credit Facility will be contingent upon the contribution of $40,000,000 by Liberty Media or one of its affiliates to On Command to be used to repay principle due, and permanently reduce lender commitments, pursuant to the restructured On Command Revolving Credit Facility. The terms of the proposed Liberty Media contribution (including the securities or other consideration to be received by Liberty Media or its affiliate in exchange for such contribution) have not yet been agreed upon, and no assurance can be given that Liberty Media or its affiliate will contribute $40,000,000 to On Command, as contemplated by the terms of the proposed restructuring. In the event On Command determines that it is unlikely that the proposed restructuring of the On Command Revolving Credit Facility will close on or before June 29, 2003, On Command anticipates that it would seek a further postponement of the step-down of the leverage ratio covenant, and would continue to seek to refinance or restructure the On Command Revolving Credit Facility. In the event that a restructuring or refinancing is not completed by the date that the leverage ratio is reduced to 3.50, On Command anticipates that a default would occur under the terms of the On Command Revolving Credit Facility. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral which consists of substantially all of On Command's assets. No assurance can be given that On Command will be able to successfully restructure or refinance the On Command Revolving Credit Facility on terms acceptable to On Command, or that On Command will be able to avoid a default under the On Command Revolving Credit Facility. In light of the foregoing circumstances, On Command's independent auditors have included an explanatory paragraph in their audit report that addresses the ability of On Command to continue as a going concern.

    In connection with a first quarter 2001 transaction, On Command agreed that e-ROOM Corporation ("e-ROOM") would have the option during the 15 day period beginning on March 1, 2003 to cause On Command to repurchase all, but not less than all, of the 275,000 shares of On Command Common Stock issued to e-ROOM at a price of $15 per share. During the fourth quarter of 2002, On Command repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share. The $448,000 excess of the repurchase obligation, calculated at $15 per share, over the aggregate price paid to repurchase such shares has been reflected as a decrease to intangible assets in the accompanying consolidated balance sheets. In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which On Command can be required to repurchase 119,500 of the remaining shares subject to repurchase. On Command is not precluded from repurchasing such shares at an earlier date. The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum. Subsequent to December 31, 2002, the date on which the remaining 36,000 shares will first become subject to repurchase by On Command was postponed until March 1, 2004. The repurchase price for such shares will remain at $15 per share.

    On February 28, 2001, On Command acquired a controlling interest in the common stock of Hotel Digital Network, Inc. ("HDN"). In connection with such acquisition, On Command entered into a stockholders' agreement (the "HDN Stockholders' Agreement") with the then controlling stockholder of Hotel Digital Network (the "HDN Stockholder"). The HDN Stockholders' Agreement provides the HDN Stockholder with the right during each of the 30-day periods beginning on March 1, 2003 and 2004 to require On Command to exchange shares of On Command Common Stock for all, but not less than all, of the Hotel Digital Network common shares held by the HDN Stockholder. On March 20, 2003, the HDN Stockholder exercised such right. The HDN Stockholders' Agreement also provides On Command with the right during the 30-day period beginning on March 1, 2006 to require the HDN Stockholder to exchange all, but not less than all, of his Hotel Digital Network common shares for shares of On Command Common Stock. The number of shares of On Command Common Stock to be issued in any such exchanges will be determined based on the then market value of On Command Common Stock and the then fair value of Hotel Digital Network common stock, each as determined in accordance with the HDN Stockholders' Agreement. At December 31, 2002, On Command held 85.9%, and the HDN Shareholder held 13.3% of the outstanding Hotel Digital Network common stock. Based on On Command's current assessment of values, On Command does not expect that the settlement of this obligation will have a material impact on its capitalization, financial condition or results of operations.

    Historically, On Command has required external financing to fund the cost of installing and upgrading video systems in hotels. However, during 2002 On Command was able to manage its operations and capital expenditures such that On Command was able to rely on internally generated funds and existing sources of liquidity to finance its installation and upgrade activities. During 2003 and future periods, On Command intends to continue to focus its efforts on increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures. Assuming On Command meets its operating and capital expenditure targets for 2003, On Command expects that it will be able to rely on cash provided by operations, existing availability under the Revolving Credit Facility, and existing cash and cash equivalent balances to fund its capital expenditures and other anticipated liquidity requirements during 2003. On Command's operating plan for 2003 is based in part on the assumption that hotel occupancy rates will increase modestly from 2002 to 2003. To the extent that On Command was to experience a revenue shortfall or any other unfavorable variance from its 2003 operating plan, On Command would seek to reduce expenses and/or capital expenditures to compensate for any such shortfall or unfavorable variance. Accordingly, On Command believes, although no assurance can be given, that it will not require additional sources of liquidity to fund its capital expenditures and anticipated liquidity requirements during 2003. Notwithstanding the foregoing, On Command anticipates that it would require additional external financing to (i) fund any significant new growth initiatives or unanticipated liquidity requirements; or (ii) refinance the Revolving Credit Facility, if necessary (as discussed above). No assurance can be given that On Command will not be required to seek external financing during 2003, and if external financing is required, no assurance can be given that any such financing would be available on terms acceptable to On Command or at all.

    The Company uses equity collars and a put spread collar to hedge market risk with respect to certain of its publicly traded securities. Although the Company's equity collars and put spread collar provide protection against market risk, such derivative instruments may involve elements of credit risk and market risk in excess of what is recognized in the Company's consolidated financial statements. The Company monitors its positions and the credit quality of counterparties, consisting primarily of major financial institutions and does not anticipate nonperformance by any counterparty.

    Liberty Media International, Inc., ("Liberty International") a subsidiary of Liberty Media, and other investors in the Sky Latin America businesses have severally guaranteed obligations due under certain transponder agreements and equipment lease agreements through 2018. The Company has indemnified Liberty International with respect to Liberty International's obligations under these guarantees. At December 31, 2002, the portions of the remaining undiscounted obligations due under such transponder agreements and equipment lease agreements that were severally guaranteed by Liberty International aggregated approximately $107,906,000 and $7,000,000, respectively. During the fourth quarter of 2002, Globo Comunicacoes e Participacoes ("GloboPar"), an investor in three of the Sky Latin America entities, announced that it was reevaluating its capital structure. Since that time, GloboPar has not provided any funding to the three Sky Latin America entities in which it is an investor. In the case of one such entity, Sky Multi-Country Partners ("Sky Multi-Country"), the Company and the other investors in Sky Multi-Country have each entered into a Forbearance Agreement with respect to Sky Multi-Country's obligations under a Transponder Services Agreement with PamAmSat Corporation (successor-in-interest to PamAmSat International, Inc.) ("PamAmSat"). Pursuant to the Forbearance Agreement, PamAmSat will forbear from enforcing its rights under the Transponder Services Agreement through April 30, 2003, provided that it receives at least 70% of the fees due under the Transponder Services Agreement. Through March 15, 2003, the Company and the other investors in Sky Multi-Country have collectively funded at least 70% of the fees due under the Transponder Services Agreement. At
December 31, 2002, the aggregate obligations of Sky Multi-Country that were severally guaranteed by Liberty International were $40,667,000. Sky Multi-Country funds another Sky Latin America entity in which GloboPar is an investor. At December 31, 2002, the aggregate obligations of this entity that are severally guaranteed by Liberty International were $7,000,000. In the case of Sky Brasil Servicos Limitada ("Sky Brasil"), another entity in which GloboPar is an investor, an investor other than the Company had previously agreed in July 2002 to assume up to $50,000,000 of GloboPar's funding obligations through 2003 in exchange for increased ownership and governance rights. At December 31, 2002, the aggregate obligations of Sky Brasil that are severally guaranteed by Liberty International were $41,360,000. As detailed above, the three entities in which GloboPar is an investor account for approximately $89,027,000 of the aggregate obligations guaranteed by Liberty International at December 31, 2002. To the extent that the Company or other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable transponder agreements and equipment lease agreements. With respect to the equipment lease agreements, default also includes bankruptcy, debt default, or material adverse change in the business or financial condition of any guarantor that materially adversely affects the ability of any such guarantor to perform its obligations under the guarantee. In the event any such defaults were to occur, the default provisions of the applicable agreements would determine the ultimate amount to be paid by the Company. The Company believes that the maximum amount of the Company's aggregate exposure under the default provisions of the various agreements is not in excess of the undiscounted remaining obligations guaranteed by the Company, as set forth above. The Company cannot currently predict if, and to what extent, it will be required to perform under any of such guarantees.

    In connection with the LSAT LLC and Ascent Entertainment Transaction, the Company assumed an intercompany income tax liability owed by Ascent Entertainment to Liberty Media pursuant to a tax liability allocation and indemnification agreement. At December 31, 2002, the amount owed by Ascent Entertainment to Liberty Media pursuant to this agreement was $8,409,000. Such amount, which is non-interest bearing, includes $36,568,000 that is due on demand to Liberty Media, and $28,159,000 that is payable to the Company by Liberty Media if, and to the extent, that tax benefits generated by Ascent Entertainment are utilized to reduce Liberty Media's taxable income.

    Effective September 29, 2000, LSAT LLC acquired a 1% managing common interest in a joint venture ("IB2 LLC") from a subsidiary of Liberty
Digital, Inc. ("Liberty Digital") for $652,000. Liberty Digital, a consolidated subsidiary of Liberty Media, retained a preferred interest (the "Preferred Interest") in IB2 LLC, which owns approximately 360,000 shares of iBEAM Broadcasting Corp. ("iBEAM") common stock ("iBEAM Stock"). The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM Stock on September 29, 2000) plus a 9% return, compounded annually (the "iBEAM Put Option"). LSAT LLC has the right to call Liberty Digital's Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the iBEAM Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances, including iBEAM's bankruptcy, LSAT LLC can force Liberty Digital to exercise the iBEAM Put Option prior to September 29, 2008. During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying the iBEAM Put Option liability at an amount ($31,052,000 at December 31, 2002), which represents the iBEAM Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the iBEAM Put Option will be limited to Liberty Digital's 9% return on the iBEAM Put Option liability.

    Information concerning the timing of the Company's required payments due under various contractual obligations at December 31, 2002 is summarized below:

                                                                       PAYMENTS DUE BY PERIOD
                                                             ------------------------------------------
                                                             LESS THAN    1 TO 3     4 TO 5     AFTER
                                                   TOTAL     ONE YEAR     YEARS      YEARS     5 YEARS
                                                  --------   ---------   --------   --------   --------
                                                                  AMOUNTS IN THOUSANDS
On Command Revolving Credit Facility............  $261,633         --    261,633       --           --
Redeemable preferred stock......................   202,147         --         --       --      202,147
PCS Loan Agreement(1)...........................   112,503    112,503         --       --           --
Note payable to Liberty Media(2)................    48,411     48,411         --       --           --
iBEAM Put Option liability......................    31,052         --         --       --       31,052
Operating leases................................     6,637      3,229      3,005      400            3
Obligation to repurchase On Command Common
  Stock.........................................     2,333         --      2,333       --           --
Capital lease obligations.......................     1,146        833        310        3           --
                                                  --------    -------    -------      ---      -------
Total...........................................  $665,862    164,976    267,281      403      233,202
                                                  ========    =======    =======      ===      =======

------------------------

(1) The Company expects to repay all amounts due under the PCS Loan Agreement in April 2003 with proceeds received upon the sale of its Sprint PCS Stock and the settlement of its Sprint PCS Stock equity collar.

(2) All amounts due under the note payable to Liberty Media were repaid in March 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("Statement 146"). In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, AN AMENDMENT OF FASB STATEMENT NOS. 72 AND 144 AND FASB INTERPRETATION NO. 9 ("Statement No. 147"). In December 2002, the FASB issued Statement of Financial Accounting Standards
No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE--AN AMENDMENT OF FASB STATEMENT NO. 123 ("Statement No. 148"). The adoption of Statement Nos. 146, 147 and 148 is not expected to have, a material impact on the Company's financial condition, results of operations or cash flows.

    In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS
NO. 5, 57, AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34 ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions in FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company does not believe that the implementation of FIN 45 will have a material impact on its financial position or results of operations.

    In January 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 ("FIN 46"). FIN 46 addresses consolidation of variable interest entities which have characteristics described in the pronouncement. In general, if an entity is considered a variable interest entity ("VIE"), the party that has the most exposure to economic risks and potential rewards from the VIE is required to consolidate the VIE. The consolidation requirements of FIN 46 apply to all VIE's created after January 31, 2003. In addition, by July 1, 2003, the consolidation requirements must be applied to all VIE's in existence prior to February 1, 2003. Based on the Company's preliminary analysis, the Company does not believe that the implementation of FIN 46 will have a material impact on its financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At December 31, 2002, the Company had $422,547,000 of variable-rate liabilities with a weighted-average interest rate of 3.25%. Accordingly, the Company is exposed to interest rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. Assuming no increase or decrease in the amount outstanding, a hypothetical 100 basis point increase (or decrease) in interest rates at December 31, 2002 would increase (or decrease) the Company's annual interest expense and cash outflows by approximately $4,225,000. In March 2003, the Company repaid $48,411,000 of the outstanding principle amount of its variable-rate liabilities at December 31, 2002, and the Company expects to repay an additional $112,503,000 in April 2003.

    The Company is exposed to changes in stock prices primarily as a result of its holdings in publicly traded securities. The Company uses equity collars and a put spread collar to hedge market risk with respect to certain of its publicly traded securities. At December 31, 2002, the aggregate fair market value of the Company's publicly traded securities (excluding the fair value of related hedge instruments) was $48,532,000 ($22,271,000 of which represents the fair value of the Sprint PCS Stock). At December 31, 2002, the fair value of the Company's equity collars was $306,052,000 ($280,559,000 of which represents the fair value of the Sprint PCS Stock equity collar), and the fair value of the Company's put spread collar was $20,004,000. At December 31, 2002, the fair market value of the GM Hughes Stock that is the subject of the put spread collar was $19,495,000. Among other things, the GM Hughes put spread collar (i) provides the Company with the right to require a counterparty to purchase shares of GM Hughes Stock for a weighted average price of $26.64 per share in October 2003; and (ii) provides a counterparty with the right to require the Company to repurchase shares of GM Hughes Stock for a weighted average price of $14.80 per share in October 2003. At December 31, 2002, the per share market value of GM Hughes Stock was $10.70. In addition, the Company owned $4,076,000 of publicly traded securities at December 31, 2002 that were not hedged.

    On Command's foreign operations are located primarily in Canada and Mexico. In addition, the Sky Latin America entities operate satellite television systems in Mexico, Brazil, Chile and Colombia. The Company has a 10% beneficial interest in each of the Sky Latin America businesses. The Company believes the risks of foreign exchange rate fluctuations on its present operations are not material to the Company's overall financial condition. However, the Company will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations, if deemed prudent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements of the Company are filed under this item beginning on page II-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Liberty Satellite & Technology, Inc.:

    We have audited the accompanying consolidated balance sheets of Liberty Satellite & Technology, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Satellite & Technology, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective January 1, 2002.

                                               KPMG LLP

Denver, Colorado
February 12, 2003, except as to notes 9 and 21 to the consolidated financial statements, which are as of March 28, 2003

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                                                2002        2001
                                                              ---------   ---------
                                                              AMOUNTS IN THOUSANDS
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  11,571      33,913
  Restricted cash (note 6)..................................      2,690      18,360
  Trade and other receivables, net..........................     33,513      34,060
  Derivative assets (note 7)................................    317,580          --
  Other current assets......................................      3,629       3,193
                                                              ---------   ---------
    Total current assets....................................    368,983      89,526
                                                              ---------   ---------
Investments in affiliates accounted for using the equity
  method (note 5)...........................................         --      12,158
Investments in available-for-sale securities and other cost
  investments, including securities pledged to creditors
  (note 6)..................................................    143,858     373,900
Long-term derivative assets (note 7)........................      8,476     203,582
Property and equipment:
  Video systems.............................................    392,350     410,121
  Support equipment.........................................     12,813      13,716
                                                              ---------   ---------
                                                                405,163     423,837
  Accumulated depreciation..................................   (130,086)   (115,352)
                                                              ---------   ---------
                                                                275,077     308,485
                                                              ---------   ---------
Intangible assets subject to amortization:
  Hotel contracts...........................................    163,000     163,000
  Accumulated amortization..................................   (149,417)    (95,083)
                                                              ---------   ---------
                                                                 13,583      67,917
                                                              ---------   ---------
Intangible assets not subject to amortization--Goodwill
  (note 2)..................................................     52,272     155,191
Other assets................................................     12,970      14,138
                                                              ---------   ---------
    Total assets............................................  $ 875,219   1,224,897
                                                              =========   =========

                                                                     (continued)

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           DECEMBER 31, 2002 AND 2001

                                                                 2002          2001
                                                              -----------   ----------
                                                                AMOUNTS IN THOUSANDS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    28,709       21,042
  Accrued compensation......................................        6,469        5,550
  Sales, use and property tax liabilities...................        4,587        5,158
  Other accrued liabilities.................................        8,567        7,987

  Due to parent (note 4)
    Note payable............................................       48,411       18,552
    Accrued interest........................................          614        1,171
    Other accrued expenses..................................        6,931       14,678
                                                              -----------   ----------
                                                                   55,956       34,401
                                                              -----------   ----------
  Current portion of debt (note 9)..........................      113,336          909
  Securities lending agreement (note 6).....................        2,690       18,360
                                                              -----------   ----------
    Total current liabilities...............................      220,314       93,407
                                                              -----------   ----------
Note payable to parent (note 4).............................           --       48,411
Debt (note 9)...............................................      261,946      362,264
Put option liability due to related party (note 4)..........       31,052       28,488
Deferred tax liability (note 15)............................       14,558       27,169
Other long-term liabilities.................................          495           --
                                                              -----------   ----------
    Total liabilities.......................................      528,365      559,739
                                                              -----------   ----------
Minority interests in equity of consolidated subsidiaries
  (note 10).................................................        9,854        9,836
Redeemable preferred stock (note 11)........................      202,147      196,027

Stockholders' Equity (note 12)
  Preferred stock; authorized 5,000,000 shares; issued
    300,000 shares in 2002 and 2001.........................           --           --
  Series A common stock, $1 par value; authorized
    100,000,000 shares; issued 11,078,834 in 2002 and
    6,753,101 in 2001.......................................       11,079        6,753
  Series B common stock, $1 par value; authorized 70,000,000 shares; issued and outstanding 34,765,055 in 2002 and
    34,771,828 in 2001......................................       34,765       34,772
  Additional paid-in capital................................    1,981,831    1,980,389
  Accumulated other comprehensive earnings (loss)...........        3,085      (10,650)
  Accumulated deficit.......................................   (1,895,220)  (1,551,346)
                                                              -----------   ----------
                                                                  135,540      459,918
  Series A common stock held in treasury, at cost (27,854
    shares in 2002 and 2,954 shares in 2001) (notes 12 and
    14).....................................................         (378)        (325)
  Notes receivable from officers (note 14)..................         (309)        (298)
                                                              -----------   ----------
    Total stockholders' equity..............................      134,853      459,295
                                                              -----------   ----------
Commitments and contingencies (notes 5, 6, 9, 17 and 18)
    Total liabilities and stockholders' equity..............  $   875,219    1,224,897
                                                              ===========   ==========

          See accompanying notes to consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                   AMOUNTS IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNTS
Revenue:
  In-room entertainment services............................  $ 238,397    239,409    200,416
  Other.....................................................        420     14,978     17,857
                                                              ---------   --------   --------
                                                                238,817    254,387    218,273
Operating costs and expenses:
  Operating
    In-room entertainment services..........................    147,186    156,286    130,471
    Other...................................................         --      6,378      8,897
  Selling, general and administrative ("SG&A")(notes 4 and
    14).....................................................     28,578     59,389     25,963
  Stock compensation--SG&A (note 13)........................        292        268     (3,115)
  Depreciation and amortization.............................    133,400    172,326    135,312
  Asset impairments and other charges.......................      8,850        709      1,634
                                                              ---------   --------   --------
                                                                318,306    395,356    299,162
                                                              ---------   --------   --------
      Operating loss........................................    (79,489)  (140,969)   (80,889)

Other income (expense):
  Interest income...........................................      2,174     12,967     21,066
  Interest expense--parent (note 4).........................     (2,396)    (3,686)    (3,942)
  Interest expense--other...................................    (16,134)   (43,791)   (30,901)
  Share of losses of affiliates (note 5)....................    (13,705)  (424,247)    (7,251)
  Nontemporary declines in fair values of investments
    (note 6)................................................   (163,881)   (96,438)    (9,860)
  Unrealized gains (losses) on financial instruments, net
    (note 6)................................................      2,393     38,891    (14,426)
  Loss on extinguishment of debt (note 9)...................         --    (14,322)        --
  Gain on sale of GM Hughes Stock (note 6)..................         --         --     36,643
  Loss on GM Hughes Stock share appreciation rights
    (note 6)................................................         --         --    (65,721)
  Other, net................................................     (2,785)      (666)    (5,206)
                                                              ---------   --------   --------
                                                               (194,334)  (531,292)   (79,598)
                                                              ---------   --------   --------

      Loss before income taxes and minority interest........   (273,823)  (672,261)  (160,487)

Income tax benefit (note 15)................................     35,621     35,652     28,450
Minority interest in losses of consolidated subsidiaries
  (note 10).................................................        165     34,346     15,078
                                                              ---------   --------   --------

      Loss before cumulative effect of accounting change....   (238,037)  (602,263)  (116,959)
Cumulative effect of accounting change, net of taxes
  (note 2)..................................................   (105,837)        --         --
                                                              ---------   --------   --------
      Net loss..............................................   (343,874)  (602,263)  (116,959)

Accretion of redeemable preferred stock (note 11)...........     (6,120)    (6,120)    (4,634)
Dividends on redeemable preferred stock (note 11)...........    (30,000)   (30,000)   (23,733)
                                                              ---------   --------   --------

      Net loss attributable to common stockholders..........  $(379,994)  (638,383)  (145,326)
                                                              ---------   --------   --------

Basic and diluted loss per common share before cumulative
  effect of accounting change...............................  $   (6.33)    (15.41)     (4.44)
Cumulative effect of accounting change (note 2).............      (2.44)        --         --
                                                              ---------   --------   --------
Basic and diluted loss per common share.....................  $   (8.77)    (15.41)     (4.44)
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                   AMOUNTS IN THOUSANDS
Net loss....................................................  $(343,874)  (602,263)  (116,959)
                                                              ---------   --------   --------
Other comprehensive earnings (loss), net of tax:
  Unrealized holding losses on available for sale
    securities..............................................    (17,363)    (6,127)   (34,482)
  Reclassification adjustments for losses (gains) included
    in net loss.............................................     30,076      9,000    (23,070)

  Unrealized gain on share appreciation rights liability....         --         --      2,000
  Reclassification adjustment for losses included in net
    loss....................................................         --         --     40,583

  Foreign currency translation adjustment...................         92      2,077       (631)
  Reclassification adjustment for losses included in net
    loss....................................................        930         --         --
                                                              ---------   --------   --------

    Other comprehensive earnings (loss).....................     13,735      4,950    (15,600)
                                                              ---------   --------   --------

      Comprehensive loss....................................  $(330,139)  (597,313)  (132,559)
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                          ACCUMULATED
                                         COMMON STOCK       ADDITIONAL       OTHER                                    TOTAL
                                      -------------------    PAID-IN     COMPREHENSIVE   ACCUMULATED   TREASURY   STOCKHOLDERS'
                                      SERIES A   SERIES B    CAPITAL         LOSS          DEFICIT      STOCK        EQUITY
                                      --------   --------   ----------   -------------   -----------   --------   -------------
                                                                        AMOUNTS IN THOUSANDS
Balance at January 1, 2000..........   $6,290        846      889,715            --       (832,124)        --          64,727
  Net loss..........................       --         --           --            --       (116,959)        --        (116,959)
  Other comprehensive loss..........       --         --           --       (15,600)            --         --         (15,600)
  Acquisition of Liberty Satellite,
    LLC (note 1)....................       --     25,298      496,615            --             --         --         521,913
  Acquisition of Ascent
    Entertainment Group, Inc.
    (note 1)........................       --      8,702      445,035            --             --         --         453,737
  Cash contributions from parent....       --         --       51,412            --             --         --          51,412
  Reversal of deferred tax asset
    valuation allowance resulting
    from the transactions with
    Liberty Media in 2000
    (note 1)........................       --         --      114,628            --             --         --         114,628
  Accretion and dividends on
    redeemable preferred stock......       --         --      (28,367)           --             --         --         (28,367)
  Issuance of Series A common stock
    for preferred stock dividends...      166         --       16,067            --             --         --          16,233
  Recognition of stock compensation
    related to stock options and
    restricted stock awards, net of
    taxes...........................       --         --           22            --             --         --              22
  Issuance of Series A common stock
    upon exercise of stock
    options.........................        7         --          490            --             --         --             497
  Issuance of common stock related
    to restricted stock awards......       11         --          (11)           --             --         --              --
  Series B common stock exchanged
    for Series A common stock.......       73        (73)          --            --             --         --              --
  Purchase of treasury stock........       --         --           --            --             --       (325)           (325)
  Dividend to related party
    (note 4)........................       --         --         (652)           --             --         --            (652)
  Gain in connection with issuance
    of stock by subsidiary, net of
    taxes...........................       --         --           63            --             --         --              63
                                       ------     ------    ---------       -------       --------       ----       ---------
Balance at December 31, 2000........   $6,547     34,773    1,985,017       (15,600)      (949,083)      (325)      1,061,329
                                       ======     ======    =========       =======       ========       ====       =========

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                     ACCUMULATED
                                    COMMON STOCK       ADDITIONAL       OTHER
                                 -------------------    PAID-IN     COMPREHENSIVE    ACCUMULATED    TREASURY
                                 SERIES A   SERIES B    CAPITAL     EARNING (LOSS)     DEFICIT       STOCK
                                 --------   --------   ----------   --------------   ------------   --------
                                                            AMOUNTS IN THOUSANDS
Balance at December 31, 2000...  $ 6,547     34,773    1,985,017       (15,600)         (949,083)     (325)
  Net loss.....................       --         --           --            --          (602,263)       --
  Other comprehensive
    earnings...................       --         --           --         4,950                --        --
  Cash contributions from
    parent.....................       --         --       21,970            --                --        --
  Gain in connection with
    issuance of stock by a
    subsidiary, net of taxes...       --         --        2,061            --                --        --
  Accretion and dividends on
    redeemable preferred
    stock......................       --         --      (36,120)           --                --        --
  Issuance of Series A common
    stock for preferred stock
    dividends..................      205         --        7,295            --                --        --
  Recognition of stock
    compensation related to
    restricted stock awards,
    net of taxes...............       --         --          166            --                --        --
  Reclassify notes receivable
    from officers to equity....       --         --           --            --                --        --
  Series B common stock
    exchanged for Series A
    common stock...............        1         (1)          --            --                --        --
                                 -------     ------    ---------       -------        ----------      ----
Balance at December 31, 2001...    6,753     34,772    1,980,389       (10,650)       (1,551,346)     (325)
  Net loss.....................       --         --           --            --          (343,874)       --
  Other comprehensive
    earnings...................       --         --           --        13,735                --        --
  Contribution by Liberty Media
    of intercompany notes
    receivable (note 4)........       --         --       19,203            --                --        --
  Purchase of Series A common
    stock......................       --         --           --            --                --       (53)
  Retirement of fractional
    shares in connection with
    reverse stock split........       --         (1)         (10)           --                --        --
  Series B common stock
    exchanged for Series A
    common stock...............        6         (6)          --            --                --        --
  Accretion and dividends on
    redeemable preferred
    stock......................       --         --      (36,120)           --                --        --
  Issuance of Series A common
    stock for preferred stock
    dividends..................    4,320         --       18,180            --                --        --
  Recognition of stock
    compensation related to
    restricted stock awards,
    net of taxes...............       --         --          178            --                --        --
  Accrual of interest on notes
    receivable from officers...       --         --           11            --                --        --
                                 -------     ------    ---------       -------        ----------      ----
Balance at December 31, 2002...  $11,079     34,765    1,981,831         3,085        (1,895,220)     (378)
                                 =======     ======    =========       =======        ==========      ====

                                   NOTES
                                 RECEIVABLE       TOTAL
                                    FROM      STOCKHOLDERS'
                                  OFFICERS       EQUITY
                                 ----------   -------------
                                    AMOUNTS IN THOUSANDS
Balance at December 31, 2000...       --        1,061,329
  Net loss.....................       --         (602,263)
  Other comprehensive
    earnings...................       --            4,950
  Cash contributions from
    parent.....................       --           21,970
  Gain in connection with
    issuance of stock by a
    subsidiary, net of taxes...       --            2,061
  Accretion and dividends on
    redeemable preferred
    stock......................       --          (36,120)
  Issuance of Series A common
    stock for preferred stock
    dividends..................       --            7,500
  Recognition of stock
    compensation related to
    restricted stock awards,
    net of taxes...............       --              166
  Reclassify notes receivable
    from officers to equity....     (298)            (298)
  Series B common stock
    exchanged for Series A
    common stock...............       --               --
                                    ----        ---------
Balance at December 31, 2001...     (298)         459,295
  Net loss.....................       --         (343,874)
  Other comprehensive
    earnings...................       --           13,735
  Contribution by Liberty Media
    of intercompany notes
    receivable (note 4)........       --           19,203
  Purchase of Series A common
    stock......................       --              (53)
  Retirement of fractional
    shares in connection with
    reverse stock split........       --              (11)
  Series B common stock
    exchanged for Series A
    common stock...............       --               --
  Accretion and dividends on
    redeemable preferred
    stock......................       --          (36,120)
  Issuance of Series A common
    stock for preferred stock
    dividends..................       --           22,500
  Recognition of stock
    compensation related to
    restricted stock awards,
    net of taxes...............       --              178
  Accrual of interest on notes
    receivable from officers...      (11)              --
                                    ----        ---------
Balance at December 31, 2002...     (309)         134,853
                                    ====        =========

          See accompanying notes to consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                   AMOUNTS IN THOUSANDS
                                                                       (SEE NOTE 3)
Cash flows from operating activities:
  Net loss..................................................  $(343,874)  (602,263)  (116,959)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Stock compensation and restricted stock awards..........        292        268     (3,115)
    Payments for stock compensation.........................         --         --     (2,404)
    Depreciation and amortization...........................    133,400    172,326    135,312
    Asset impairments and other charges.....................      8,850        709      1,634
    Non-cash interest expense...............................         --     22,275     14,921
    Share of losses of affiliates...........................     13,705    424,247      7,251
    Nontemporary declines in fair values of investments.....    163,881     96,438      9,860
    Unrealized losses (gains) on financial instruments......     (2,393)   (38,891)    14,426
    Loss on extinguishment of debt..........................         --     14,322         --
    Gain on sale of GM Hughes Stock.........................         --         --    (36,643)
    Loss on GM Hughes share appreciation rights.............         --         --     65,721
    Deferred income tax benefit.............................    (20,811)   (17,486)   (67,384)
    Minority interest in losses of consolidated
      subsidiaries..........................................       (165)   (34,346)   (15,078)
    Cumulative effect of accounting change, net of taxes....    105,837         --         --
    Other non-cash charges..................................      1,542      4,038      3,773
    Changes in operating assets and liabilities, net of the
      non-cash effect of acquisitions and dispositions:
      Receivables and prepaid expenses......................       (412)     5,503      2,507
      Accruals and payables.................................      2,968    (58,751)    25,646
                                                              ---------   --------   --------
        Net cash provided by (used in) operating
          activities........................................     62,820    (11,611)    39,468
                                                              ---------   --------   --------
Cash flows from investing activities:
  Capital expended for equipment............................    (54,397)   (88,080)   (86,483)
  Investments in and advance to affiliates..................    (31,304)  (230,863)  (200,546)
  Proceeds received upon disposition of assets..............      1,135     31,995    267,661
  Acquisition of minority interest of subsidiary............     (2,921)   (17,455)        --
  Net proceeds from sale of GM Hughes Stock.................         --         --     74,242
  Payment of GM Hughes share appreciation rights............         --         --    (65,721)
  Proceeds received in Liberty 2000 Transactions............         --         --    249,620
  Cash acquired in Ascent Entertainment acquisition.........         --         --     49,317
  Other investing activities................................     (2,452)    (2,857)      (700)
                                                              ---------   --------   --------
        Net cash provided by (used in) investing
          activities........................................    (89,939)  (307,260)   287,390
                                                              ---------   --------   --------
Cash flows from financing activities:
  Borrowings of third-party debt............................     25,020    150,000    324,236
  Repayments of third-party debt............................    (12,862)  (283,891)  (233,494)
  Advances and contributions from parent....................      6,573     49,130     51,412
  Repayments of note payable to parent......................     (6,573)    (6,572)    (5,018)
  Cash payment of preferred stock dividends.................     (7,500)   (22,500)        --
  Other financing activities................................        119         --        150
                                                              ---------   --------   --------
        Net cash provided by (used in) financing
          activities........................................      4,777   (113,833)   137,286
                                                              ---------   --------   --------
        Net increase (decrease) in cash and cash
          equivalents.......................................    (22,342)  (432,704)   464,144
        Cash and cash equivalents--beginning of year........     33,913    466,617      2,473
                                                              ---------   --------   --------
        Cash and cash equivalents--end of year..............  $  11,571     33,913    466,617
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

(1) BASIS OF PRESENTATION

    GENERAL. Liberty Satellite & Technology, Inc. ("LSAT," and together with its consolidated subsidiaries, the "Company") has been a consolidated subsidiary of Liberty Media Corporation ("Liberty Media") since March 16, 2000, when LSAT issued preferred stock to Liberty Media in exchange for certain assets. On
March 28, 2000, Liberty Media acquired voting control of Ascent Entertainment Group, Inc. ("Ascent Entertainment"), and on June 8, 2000, Liberty Media completed its acquisition of Ascent Entertainment pursuant to which Ascent Entertainment became an indirect wholly-owned subsidiary of Liberty Media. Ascent Entertainment's primary operating subsidiary is On Command Corporation ("On Command"), which provides in-room, on-demand entertainment and informational services to hotels, motels and resorts. On April 1, 2002, LSAT issued 34,000,000 shares of its Series B common stock ("Series B Common Stock") to Liberty Media in exchange for the 89.41% interest in Liberty Satellite, LLC ("LSAT LLC") not already owned by LSAT, and 100% of the capital stock of Ascent Entertainment (the "LSAT LLC and Ascent Entertainment Transaction"). The foregoing transactions are described in greater detail below.

    At December 31, 2002, Liberty Media owned 85.6% of the Company's outstanding common stock, and 100% of the Company's preferred stock, which ownership interests collectively represented 97.6% of the overall voting power of the Company's common and preferred securities. At December 31, 2002, LSAT, through its ownership interest in Ascent Entertainment, owned approximately 70% of the outstanding On Command common stock ("On Command Common Stock") and 100% of certain series of On Commands' preferred stock, which ownership interests collectively represented approximately 76% of the voting power associated with On Command's common and preferred securities. Subsequent to December 31, 2002, the Company's ownership interest in the outstanding On Command Common Stock increased to approximately 74%, and the Company's overall voting power in On Command increased to approximately 80%.

    As a result of the consummation of the LSAT LLC and Ascent Entertainment Transaction, the Company became the owner of 100% of the equity interests of Ascent Entertainment and LSAT LLC. Due to the fact that LSAT, LSAT LLC and Ascent Entertainment are all under the common control of Liberty Media, the LSAT LLC and Ascent Entertainment Transaction has been accounted for in a manner similar to a pooling-of-interests. As such, the Company's consolidated financial statements have been restated to include LSAT LLC and Ascent Entertainment as wholly-owned subsidiaries of LSAT, effective with the respective March 2000 dates that Liberty Media acquired control of such entities.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Separate results of operations for LSAT, LSAT LLC and Ascent Entertainment for the periods prior to the LSAT LLC and Ascent Entertainment Transaction are as follows:

                                                                  YEARS ENDED
                                              THREE MONTHS       DECEMBER 31,
                                                 ENDED        -------------------
                                             MARCH 31, 2002     2001       2000
                                             --------------   --------   --------
                                                     AMOUNTS IN THOUSANDS
REVENUE
LSAT.......................................     $     105          420        445
LSAT LLC...................................            --           --         --
Ascent Entertainment.......................        57,383      253,967    217,828
                                                ---------     --------   --------
Combined...................................     $  57,488      254,387    218,273
                                                =========     ========   ========
NET EARNINGS (LOSS)
LSAT.......................................     $   7,136      (58,261)   (49,200)
LSAT LLC...................................       (13,223)    (419,320)       599
Ascent Entertainment(1)....................      (125,595)    (124,682)   (68,358)
                                                ---------     --------   --------
Combined...................................     $(131,682)    (602,263)  (116,959)
                                                =========     ========   ========

------------------------

(1) Includes Liberty Media purchase accounting adjustments that previously had not been "pushed down" to Ascent Entertainment's historical financial statements.

    In addition to the Company's interests in On Command and various investments, the Company is currently pursuing strategic opportunities worldwide in the distribution of Internet and other content via satellite and related businesses.

    CONTRIBUTION OF SPRINT PCS STOCK AND FORMATION OF LSAT LLC. On March 16, 2000, the Company completed two transactions with Liberty Media. Pursuant to the terms of the first transaction, the Company acquired a beneficial interest in 5,084,745 shares of Sprint Corporation PCS Group common stock ("Sprint PCS Stock") with an aggregate market value on the closing date of $300,000,000 in exchange for 150,000 shares of LSAT Series A Preferred Stock with a liquidation value of $150,000,000 and 150,000 shares of LSAT Series B Preferred Stock ("Series B Preferred Stock") with a liquidation value of $150,000,000. The shares of Series B Preferred Stock have super voting rights, which gave Liberty Media voting control over the Company. Accordingly, since March 16, 2000, the Company has been a consolidated subsidiary of Liberty Media.

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

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    LIBERTY MEDIA'S ACQUISITION OF ASCENT ENTERTAINMENT. On March 28, 2000, Liberty Media completed its cash tender offer for the outstanding common stock of Ascent Entertainment at a price of $15.25 per share. Approximately, 85% of the outstanding common shares of Ascent Entertainment were tendered in the offer, and Liberty Media paid approximately $385,000,000. On June 8, 2000, Liberty Media completed its acquisition of 100% of Ascent Entertainment for an additional $67,000,000. The total purchase price for the acquisition was $452,000,000. Liberty Media accounted for such transaction using the purchase method of accounting. The following pro forma information for the year ended December 31, 2000 was prepared assuming Liberty Media's acquisition of Ascent Entertainment had occurred on January 1, 2000. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the acquisition of Ascent Entertainment had occurred on January 1, 2000 (amounts in thousands, except per share amount):

Revenue.....................................................  $ 288,309
Net loss....................................................  $(152,597)
Pro forma basic and diluted loss per share..................  $   (4.39)

    LSAT LLC AND ASCENT ENTERTAINMENT TRANSACTION. On August 16, 2001, the Company entered into two interrelated purchase agreements with Liberty Media and certain of its subsidiaries and affiliates with respect to the LSAT LLC and Ascent Entertainment Transaction. Both agreements were amended in November 2001 and January 2002. One agreement provided for the Company's acquisition of certain subsidiaries of Liberty Media that collectively held the 89.41% ownership interest in LSAT LLC not already owned by LSAT in exchange for 25,298,379 shares of Series B Common Stock. The second purchase agreement provided for the Company's acquisition of 100% of the capital stock of Ascent Entertainment from a subsidiary of Liberty Media in exchange for 8,701,621 shares of Series B Common Stock. The foregoing transaction closed on April 1, 2002. As noted above, the LSAT LLC and Ascent Entertainment Transaction has been accounted for in a manner similar to a pooling-of-interests.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of LSAT and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. All significant inter-company transactions have been eliminated.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

RECEIVABLES

    Receivables are reflected net of an allowance for doubtful accounts of $1,087,000 and $1,640,000 at December 31, 2002 and 2001, respectively. The allowance is based on historical collection trends and management's judgment of the collectibility of the Company's accounts receivable. These collection trends, as well as prevailing and anticipated economic conditions, are routinely monitored by management, and any adjustments required are reflected in current operations.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INVESTMENTS

    All marketable equity securities held by the Company are classified as available-for-sale and are carried at estimated fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive earnings in stockholders' equity. Realized gains and losses are determined on a specific-identification basis. Other investments in which the ownership interests are less than 20% and are not considered marketable securities are carried at cost, subject to other-than-temporary impairment.

    For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, subject to other-than-temporary impairment, is adjusted to recognize the Company's share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of the Company's investment in, and advances and commitments to the investee. The Company's share of net earnings or losses of affiliates includes the amortization of the difference between the Company's investment and its share of the net assets of the investee when such difference is attributable to amortizable assets. Recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to the Company's ownership interest in such affiliates.

    Changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional securities by such subsidiary or equity investee, are recognized as increases to or reductions of additional paid-in capital in the consolidated statements of stockholders' equity.

    The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary or "nontemporary". The Company considers a number of factors in its determination including (i) the financial condition, operating performance and near term prospects of the investee; (ii) the reason for the decline in fair value, be it general market, industry specific or investee specific conditions; (iii) the length of time that the fair value of the investment is below the Company's carrying value; (iv) changes in valuation subsequent to the balance sheet date and (v) the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in estimated fair value is deemed to be nontemporary, a new cost basis of the security is established at the then estimated fair value. In situations where the fair value of an asset is not evident due to a lack of public market price or other factors, management uses its best estimates and assumptions to arrive at the estimated fair value of such an asset. The Company's assessment of the foregoing factors involves a high degree of judgment and includes significant estimates and assumptions. Writedowns of cost investments are included in the consolidated statements of operations as nontemporary declines in fair values of investments. Writedowns of equity method investments are included in share of losses of affiliates.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    LSAT accounts for its derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

    The Company has entered into equity collars and put spread collars with respect to certain securities held by the Company. The Company uses these derivatives to manage fair value risk associated with the related investments. During 2001 and 2002, the Company's equity collars were designated as fair value hedges. Effective December 31, 2002, the Company elected to no longer designate its equity collars as fair value hedges. Such election had no effect on the Company's financial position or results of operations on December 31, 2002. Subsequent to December 31, 2002, changes in the fair value of the Company's available-for-sale securities that previously had been reported in earnings due to the designation of equity collars as fair value hedges will be reported as a component of other comprehensive earnings on the Company's consolidated balance sheet. Changes in the fair value of the equity collars will continue to be reported in earnings.

    The Company uses the Black-Scholes model to estimate the fair value of its derivative instruments. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains a volatility rate from an independent source at the inception of the derivative instrument based on the expected volatility of the underlying security over the term of the derivative instrument. The volatility assumption is generally evaluated annually to determine if it should be adjusted. The Company selects a discount rate at the inception of the derivative instrument and updates such rate each reporting period based on an estimate of the discount rate at which the derivative instrument could be settled. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of derivative instruments may differ significantly from these estimates.

    Derivative instruments are generally not used for speculative purposes. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions and does not expect nonperformance by any counter-party.

    For derivatives designated either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. The Company currently does not have any cash flow hedges. Hedge ineffectiveness, determined in accordance with Statement 133, had no impact on earnings for the years ended December 31, 2002 and 2001.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost less accumulated depreciation. Video systems in service consist of equipment, related costs of assembling and costs of installation at hotel locations. Depreciation is calculated on a straight-line basis using the remaining terms of the applicable hotel contracts for video systems, and the shorter of capital lease terms or estimated useful lives for all remaining depreciable assets. The original terms of the Company's hotel contracts generally range from five to seven years. Support equipment, vehicles and leasehold improvements generally are depreciated using estimated lives of five years. Repairs and maintenance costs that do not significantly extend the life of the asset are charged to operations. Gains or losses are recognized upon the retirement, impairment or disposal of assets.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

    The Company's intangible asset associated with hotel contracts represents the amount assigned to On Command's contractual relationships with its hotel customers, and such intangible asset represents the Company's only intangible asset with a finite useful life. This intangible asset is being amortized over three years, the estimated weighted average remaining life of such contractual relationships at the March 28, 2000 date that Liberty Media acquired control of Ascent Entertainment. Accordingly, the Company's hotel contracts intangible asset will be fully amortized at March 31, 2003. Amortization of this intangible asset aggregated $54,334,000, 54,333,000 and 40,750,000 during December 31,
2002, 2001 and 2000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, the Company periodically reviews the carrying amounts of property and equipment, and amortizable intangible assets to determine whether current events and circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset exceeds its estimated fair value. The Company generally measures estimated fair value by considering quoted market prices, sales prices for similar assets, or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate the undiscounted cash flows and fair values of assets. Accordingly, actual results could vary significantly from such estimates.

GOODWILL

    In accordance with Statement of Financial Accounting Standards No. 142, ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement No. 142"), the Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may not be recoverable. To accomplish this, the Company compares the fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit were to exceed its fair value, the Company would perform the second step of the impairment test. In the second step, the Company would compare the implied fair value of the reporting unit's goodwill to its carrying amount and any excess would be charged to operations. Considerable management judgment is

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

necessary to estimate the fair values of assets and liabilities. Accordingly, actual results could vary significantly from such estimates.

    Under Statement No. 142, which the Company adopted January 1, 2002, the Company no longer amortizes goodwill. Prior to the adoption of Statement 142, goodwill was amortized over the expected periods to be benefited, generally 20 years. Adjusted net loss and pro forma loss per common share for 2001 and 2000, exclusive of amortization expense related to goodwill are as follows (amounts in thousands, except per share amounts):

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         ---------   --------
Net loss, as reported..................................  $(602,263)  (116,959)
  Adjustment for amortization of goodwill..............     37,623     31,690
                                                         ---------   --------
Net loss, as adjusted..................................  $(564,640)   (85,269)
                                                         =========   ========
Basic and diluted loss per common share, as reported...  $  (15.41)     (4.44)
  Adjustment for amortization of goodwill..............        .91        .97
                                                         ---------   --------
Basic and diluted loss per common share, as adjusted...  $  (14.50)     (3.47)
                                                         =========   ========

INTERNALLY DEVELOPED SOFTWARE

    On Command capitalizes certain internally developed software costs in accordance with AICPA Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Internally developed software that is integral to the On Command video systems is classified within video systems in the accompanying consolidated balance sheet. All other internally developed software is included in other assets. Amortization or depreciation commences when the software is ready for its intended use. Software is generally amortized or depreciated over five years. Capitalized costs primarily include internal salaries and wages of individuals dedicated to the development of internal use software. On Command capitalized software development costs of $4,865,000, $4,218,000 and $4,088,000 during 2002, 2001 and
2000, respectively.

FOREIGN CURRENCY TRANSLATION

    All balance sheet accounts of foreign subsidiaries whose functional currency is not the United States ("U.S.") dollar are translated into U.S. dollars at the current exchange rate as of the end of the accounting period. Results of operations are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of accumulated other comprehensive earnings in stockholders' equity.

    Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the combined statements of operations as unrealized (based on the applicable period end translation) or realized upon settlement of the transactions. Such realized and unrealized gains and losses were not material to the accompanying consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The impact of exchange rate fluctuations on intercompany accounts between On Command and its foreign subsidiaries is reported as a component of other comprehensive income so long as the intercompany accounts are determined to be of a long-term investment nature.

REVENUE RECOGNITION

    The Company recognizes pay-per-view revenue at the time of viewing, net of estimated denials. Revenue from other guest room services is recognized in the period that services are delivered. Revenue from the sale of video systems is recognized when the terms of the sales agreement are fixed, the equipment is shipped, there are no future obligations, and collectibility is reasonably assured.

STOCK BASED-COMPENSATION

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB Opinion No. 25") and related interpretations, to account for its fixed plan stock options. Under this method, compensation expense for stock options or awards that are fixed is required to be recognized over the vesting period only if the current market price of the underlying stock exceeds the exercise price on the date of grant. Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("Statement 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by Statement 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion
No. 25, and has adopted the disclosure requirement of Statement 123, as amended by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE--AN AMENDMENT OF FASB STATEMENT NO. 123 ("Statement 148"). The following table illustrates the effects on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

                                                  YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                2002        2001        2000
                                              ---------   ---------   ---------
Net loss, as reported.......................  $(343,874)  $(602,263)  $(116,959)
  Deduct stock compensation expense
    determined under fair value method, net
    of taxes................................     (6,242)     (5,188)    (10,573)
                                              ---------   ---------   ---------
    Pro forma net loss......................  $(350,116)  $(607,451)  $(127,532)
                                              =========   =========   =========
    Pro forma net loss applicable to common
      shareholders..........................  $(386,236)  $(643,571)  $(155,899)
                                              =========   =========   =========
Loss per share:
  Basic and diluted--as reported............  $   (8.77)  $  (15.41)  $   (4.44)
                                              =========   =========   =========
  Basic and diluted--pro forma..............  $   (8.92)  $  (15.53)  $   (4.77)
                                              =========   =========   =========

    The grant-date fair values underlying the foregoing calculations are based on the Black-Scholes option-pricing model. With respect to options granted by LSAT, the key assumptions used in the model for purposes of these calculations include the following: (a) a discount rate equal to the one-year Treasury Bill rate; (b) an 85% volatility rate; (c) the 10-year option term; (d) the closing price of the Series A Common Stock on the date of grant; and (e) an expected dividend rate of zero. With respect

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to options granted by On Command, the key assumptions used in the model include the following: (a) a discount rate equal to the one-year Treasury Bill rate at the date of grant; (b) volatility rates of 86.3% for 2002 grants, 71.8% for 2001 grants, 47.7% for 2000 grants, 45.9% for 1999 grants and 25% for all grants in all prior periods; (c) expected option lives of 5 or 5.5 years; (d) the closing price of the On Command Common Stock on the date of grant; and (e) an expected dividend rate of zero.

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

EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per share is measured as the earnings or loss attributable to common stockholders divided by the weighted average outstanding common shares for the period. Net earnings (loss) is reduced (increased) by preferred stock dividends and accretion to arrive at earnings (loss) attributable to common stockholders. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Potential dilutive common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted earnings per share.

    The loss per common share for 2002, 2001 and 2000 is based on 43,337,100, 41,430,500 and 32,703,300 weighted average shares outstanding during the respective periods. Potential common shares were not included in the computation of diluted EPS because their inclusion would be anti-dilutive. At December 31, 2002 and 2001, the number of potential common shares was approximately 2,170,300 and 2,159,200, respectively. Such potential common shares consist of stock options to acquire shares of the Company's Series A Common Stock and securities that were convertible into 1,696,717 shares of the Company's Series B Common Stock at each of December 31, 2002 and 2001. The foregoing potential common share amounts do not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("Statement 146"). In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, AN AMENDMENT OF FASB STATEMENT NOS. 72 AND 144 AND FASB INTERPRETATION NO. 9 ("Statement No. 147"). In December 2002, the FASB issued Statement of Financial Accounting Standards
No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE--AN AMENDMENT OF FASB STATEMENT NO. 123 ("Statement No. 148"). The adoption of Statement Nos. 146, 147 and 148 is not expected to have, a material impact on the Company's financial condition, results of operations or cash flows.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS
NO. 5, 57, AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34 ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions in FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company does not believe that the implementation of FIN 45 will have a material impact on its financial position or results of operations.

    In January 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 ("FIN 46"). FIN 46 addresses consolidation of variable interest entities which have characteristics described in the pronouncement. In general, if an entity is considered a variable interest entity ("VIE"), the party that has the most exposure to economic risks and potential rewards from the VIE is required to consolidate the VIE. The consolidation requirements of FIN 46 apply to all VIE's created after January 31, 2003. In addition, by July 1, 2003 the consolidation requirements must be applied to all VIE's in existence prior to February 1, 2003. Based on the Company's preliminary analysis, the Company does not believe that the implementation of FIN 46 will have a material impact on its financial condition or results of operations.

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses. Significant estimates are involved in the determination of the fair value of derivative instruments, the allowance for doubtful accounts receivable, asset impairments and the estimated useful lives of video systems, property and equipment and intangible assets, and the amounts in certain accrued liabilities. Actual results may vary significantly from these estimates.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

    Cash paid for interest was $14,616,000, $25,733,000 and $15,659,000 during
2002, 2001 and 2000, respectively. Cash paid for income taxes was $5,845,000 in 2001 and was not material during 2002 and 2000.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Significant non-cash investing and financing activities are as follows:

2000
  Acquisition of Ascent Entertainment:
    Fair value of assets acquired...........................  $(933,894)
    Net liabilities assumed.................................    459,543
    Minority interest in consolidated subsidiaries..........     69,931
    Issuance of Series B Common Stock.......................    453,737
                                                              ---------
      Cash acquired.........................................  $  49,317
                                                              =========
  Cash received in transactions with Liberty Media:
    Value of investments received...........................  $(632,293)
    Debt issued.............................................     60,000
    Deferred tax liability assumed..........................    114,628
    Redeemable preferred stock issued.......................    185,372
    Issuance of Series B Common Stock.......................    521,913
                                                              ---------
                                                              $ 249,620
                                                              =========

    For descriptions of certain other non-cash investing and financing activities, see notes 6, 8 and 14.

(4) TRANSACTIONS WITH LIBERTY MEDIA AND OTHER RELATED PARTIES

TRANSACTIONS WITH LIBERTY MEDIA AND AFFILIATES

    On March 16, 2000, the Company received a 13.99% ownership interest in LSAT Astro in exchange for a $60,000,000 note payable to Liberty Media. Interest on the note accrued at the 3 month LIBOR plus 2% (3.74% at December 31, 2002). Interest payments were due semi-annually on the first day of March and September. At December 31, 2002, the unpaid principal on the note was $48,411,000 and the accrued interest on the note was $614,000.

    TAX LIABILITY ALLOCATION AND INDEMNIFICATION AGREEMENT. In connection with the LSAT LLC and Ascent Entertainment Transaction, the Company and Liberty Media entered into a tax liability allocation and indemnification agreement whereby the Company will be obligated to make a cash payment to Liberty Media in each year that the Company (taken together with any of its subsidiaries) has taxable income. The amount of the payment will be equal to the amount of the taxable income of the Company and its subsidiaries (determined as if the Company and its subsidiaries filed a separate return) multiplied by the highest applicable corporate tax rate. In the event that (1) the Company and its subsidiaries, when treated as a separate group, has a net operating loss or deduction or is entitled to a tax credit for a particular year; and (2) Liberty Media is able to use such loss, deduction or credit to reduce its tax liability, the Company will be entitled to a credit against current and future payments to Liberty Media under the agreement. If the Company disaffiliates itself with Liberty Media and the members of Liberty Media's affiliated group prior to the time that the Company is able to use such credit, the Company will be entitled to a payment from Liberty Media at the earlier of the time that (1) the Company and its subsidiaries show they could have used the net operating loss or net tax credit to reduce their own separately computed tax liability or (2) the voting power of the stock of the Company held by Liberty Media and the members of its affiliated group drops below 20%.

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

    In connection with the LSAT LLC and Ascent Entertainment Transaction, the Company assumed an intercompany income tax liability owed by Ascent Entertainment to Liberty Media pursuant to a tax liability allocation and indemnification agreement with terms similar to the agreement described above. At December 31, 2002, the amount owed by Ascent Entertainment to Liberty Media pursuant to this agreement was $8,409,000. Such amount, which is non-interest bearing, includes $36,568,000 that is due on demand to Liberty Media, and $28,159,000 that is payable to the Company by Liberty Media if, and to the extent, that tax benefits generated by Ascent Entertainment are utilized to reduce Liberty Media's taxable income.

    EXPENSE ALLOCATIONS AND REIMBURSEMENTS. Liberty Media allocates rent, salaries, benefits and certain other general and administrative expenses to the Company. Although there is no written agreement with Liberty Media for these allocations, the Company believes the allocated amounts to be reasonable. The aggregate allocations from Liberty Media were $303,000, $329,000 and $200,000 during 2002, 2001 and 2000, respectively. In addition, the Company reimburses Liberty Media for certain expenses paid by Liberty Media on behalf of the Company. Amounts owed to Liberty Media pursuant to these arrangements ($1,585,000 at December 31, 2002) are non-interest bearing and are generally paid on a monthly basis.

    SKY LATIN AMERICA LOANS. During the year ended December 31, 2001 and the three months ended March 31, 2002, Liberty Media loaned $18,552,000 and $6,573,000, respectively, to LSAT LLC. LSAT LLC used the proceeds from these loans to fund capital calls from its various 10% investees that operate satellite television systems in Latin America ("Sky Latin America"). The loans provided for interest at 8% per annum and were due and payable on demand after November 27, 2001. Concurrently, with the closing of the LSAT LLC and Ascent Entertainment Transaction, (i) Liberty Media contributed to the Company, as part of that transaction and for no additional consideration, promissory notes issued by LSAT LLC due to subsidiaries of Liberty Media, with an aggregate principal balance of $18,552,000 and related accrued interest of $651,000, and (ii) LSAT LLC repaid principal of $6,573,000 and accrued interest of $37,000.

    SALE OF ASCENT NETWORK SERVICES. Effective September 4, 2001, Ascent Entertainment completed the sale of Ascent Network Services to Ascent Media Group, Inc. (formerly Liberty Livewire Corporation) ("Ascent Media"), a consolidated subsidiary of Liberty Media, for cash consideration of $32,038,000. Ascent Network Services provides video distribution services to the NBC television network and other private networks. As Ascent Entertainment and Ascent Media are both consolidated subsidiaries of Liberty Media, no gain or loss was recognized in connection with this transaction. During 2001, Ascent Network Services paid management fees to Ascent Media aggregating $6,400,000 through September 4, 2001. Such management fees are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

    ASCENT MEDIA SATELLITE SERVICES. Effective October 1, 2002, On Command entered into a short-term agreement with Ascent Media pursuant to which Ascent Media supplied On Command with uplink and satellite transport services at a cost of $120,000 through December 31, 2002. On Command had been utilizing the services to test the satellite delivery of content updates to On Command's downlink sites at various hotels. On Command has completed its testing of satellite delivery and the parties have

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

executed a Content Preparation and Distribution Services Agreement, dated
March 24, 2003, to be effective April 1, 2003, which will provide for uplink and satellite transport services for a period of five years. The long-term agreement also provides for Ascent Media to supply On Command with content preparation services at a negotiated rate for a period of five years at On Command's request. On Command is also negotiating an agreement with a wholly-owned subsidiary of Ascent Media for the installation by such subsidiary of satellite equipment at On Command's downlink sites at hotels for a set fee per installation completed.

    PUT OPTION LIABILITY. Effective September 29, 2000, LSAT LLC acquired a 1% managing common interest in a joint venture ("IB2 LLC") from a subsidiary of Liberty Digital, Inc. ("Liberty Digital") for $652,000. Liberty Digital, an indirect wholly-owned subsidiary of Liberty Media, retained a preferred interest (the "Preferred Interest") in IB2 LLC, which owns approximately 360,000 shares of iBEAM Broadcasting Corp. ("iBEAM") common stock ("iBEAM Stock"). The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM Stock on September 29, 2000) plus a 9% return, compounded annually (the "iBEAM Put Option"). LSAT LLC has the right to call Liberty Digital's Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the iBEAM Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances, including iBEAM's bankruptcy, LSAT LLC can force Liberty Digital to exercise the iBEAM Put Option prior to September 29, 2008.

    Due to the related party nature of the transaction, the fair value of the iBEAM Put Option on the iBEAM Closing Date has been reflected as a reduction of redeemable preferred stock in the accompanying consolidated financial statements. Similarly, the cash paid for LSAT LLC's interest in IB2 LLC has been reflected as a direct charge to additional paid-in capital.

    During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying the iBEAM Put Option liability at an amount ($31,052,000 at December 31, 2002) which represents the iBEAM Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the iBEAM Put Option will be limited to Liberty Digital's 9% return on the iBEAM Put Option liability.

    Changes in the fair market value of the iBEAM Put Option subsequent to September 29, 2000 have been recognized as unrealized gains (losses) on financial instruments in the Company's consolidated statements of operations. During 2002, 2001 and 2000, the Company recorded unrealized gains (losses) of $2,564,000, $3,241,000 and ($19,423,000), respectively, related to the iBEAM Put
Option.

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

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Management fees from Phoenixstar aggregated $420,000, $420,000 and $445,000 in 2002, 2001 and 2000, respectively. In addition, the Company allocates certain general and administrative expenses, such as office rent and computer support to Phoenixstar. Under the current management agreement, expense allocations have been limited to $5,000 per month since February 2001. Such allocations aggregated $60,000, $54,000 and $169,000 during 2002, 2001 and 2000, respectively, and are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

(5) INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

    The following table reflects the carrying amounts of investments accounted for using the equity method:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
                                                                   AMOUNTS IN
                                                                   THOUSANDS
ASTROLINK International LLC ("Astrolink")...................  $     --         --
Aerocast.com, Inc. ("Aerocast").............................        --     12,158
                                                              ---------    ------
                                                              $     --     12,158
                                                              =========    ======

    The following table reflects the Company's share of losses of affiliates (including nontemporary declines in fair values of investments):

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2002       2001       2000
                                                   --------   --------   --------
                                                        AMOUNTS IN THOUSANDS
Astrolink........................................  $ (1,447)  (417,202)   (6,498)
Aerocast.........................................   (12,258)    (7,045)     (753)
                                                   --------   --------    ------
                                                   $(13,705)  (424,247)   (7,251)
                                                   ========   ========    ======

ASTROLINK

    The Company owns an approximate 31.5% ownership interest in Astrolink. Astrolink, a developmental stage entity, was originally established to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink's original business plan required substantial financing. During the fourth quarter of 2001, certain of the members of Astrolink informed Astrolink that they did not intend to provide any of Astrolink's remaining required financing. In light of this decision, Astrolink and the Astrolink members considered several alternatives with respect to Astrolink's proposed business plan.

    During the second quarter of 2002, LSAT signed a non-binding letter of intent with the other Astrolink members in connection with the proposed restructuring of Astrolink. In January 2003, the Company announced that it had reached agreement with the other members of Astrolink in connection with such proposed restructuring ("the Astrolink Restructuring"). Under the agreement (the "Astrolink Restructuring Agreement"), the Company will acquire substantially all of the assets of Astrolink. Astrolink simultaneously signed agreements with Lockheed Martin Corporation and Northrop Grumman Space & Mission Systems Corp. for completion of two satellites. The parties also reached

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreement on the settlement of all claims related to the previous termination of Astrolink's major procurement contracts and all other major third party creditor claims. The closing of the Company's acquisition of the Astrolink business is subject to the Company obtaining satisfactory funding for the business from additional investors, third party sources of financing, or firm capacity commitments from prospective customers. The closing is also subject to regulatory approvals and other closing conditions. Subject to the satisfaction of these closing conditions, the closing is expected to occur on or before October 31, 2003.

    If the closing occurs, the Company will pay approximately $43 million in cash and will issue approximately $3 million in value of Series A Common Stock as total consideration for the Astrolink assets, including certain existing satellite and launch contracts, and the settlement of all claims against Astrolink. In addition, the Company will provide additional interim funding for Astrolink pending closing. If the transactions are consummated, Liberty Media will make a capital contribution to the Company in an amount equal to 10% of the estimated fair value of Liberty Media's equity holdings in the Company at the time of closing, up to a maximum commitment of $55 million, in exchange for shares of the Company's Series B Common Stock.

    The Company currently plans to pursue a revised operating plan for the new Astrolink system, taking into account financial and market factors. The revised operating plan currently contemplates launching one or two Ka-band satellites to provide enterprise customers in up to two of North America, Europe or Asia with virtual private networks and related advanced services, and to provide various government agencies with a solution to their expanding needs for bandwidth.

    In the event the Astrolink Restructuring is not consummated due to lack of financing or other closing conditions, the Company anticipates that Astrolink will be liquidated and the Company will receive $7.8 million as prescribed in the Astrolink Restructuring Agreement.

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

    Since LSAT Astro's investment in Astrolink was reduced to zero at December 31, 2001, LSAT Astro's share of Astrolink's losses since December 31, 2001 has been limited to the amounts loaned to Astrolink by the Company during the year ended December 31, 2002 ($1,447,000).

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Summarized unaudited financial information for Astrolink for the periods in which Astrolink was owned by LSAT LLC is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                          2002          2001
                                                       -----------   -----------
                                                         AMOUNTS IN THOUSANDS
FINANCIAL POSITION
  Current assets.....................................   $ 11,587        21,686
  Property and equipment, net........................    515,167       525,146
  Other assets.......................................     25,447        25,370
                                                        --------       -------
    Total assets.....................................   $552,201       572,202
                                                        ========       =======
  Current liabilities................................   $228,215       234,354
  Other liabilities..................................         --           164
  Members' equity....................................    323,986       337,684
                                                        --------       -------
    Total liabilities and equity.....................   $552,201       572,202
                                                        ========       =======

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2002       2001       2000
                                                  --------   --------   --------
                                                       AMOUNTS IN THOUSANDS
RESULTS OF OPERATIONS
  General and administrative expense............  $ (4,558)   (65,930)  (31,431)
  Write-down of system under construction.......        --   (728,495)       --
  Contract termination charges..................        --   (174,016)       --
  Depreciation and amortization.................    (8,844)    (3,894)     (636)
  Other income (expense)........................      (297)     8,179     7,818
                                                  --------   --------   -------
    Net loss....................................  $(13,699)  (964,156)  (24,249)
                                                  ========   ========   =======

AEROCAST

    LSAT LLC owns an approximate 45.5% ownership interest in Aerocast. During the fourth quarter of 2002, the Company recorded a $7,072,000 charge to reduce the carrying value of LSAT LLC's investment in Aerocast to zero. Such charge is included in the Company's share of Aerocast's losses for the year ended December 31, 2002.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Summarized unaudited financial information for Aerocast for the periods in which Aerocast was owned by LSAT LLC is as follows:

                                                             DECEMBER 31,
                                                         ---------------------
                                                           2002        2001
                                                         ---------   ---------
                                                         AMOUNTS IN THOUSANDS
FINANCIAL POSITION
  Current assets.......................................   $  201       5,268
  Property and equipment, net..........................    1,159       1,798
  Other assets.........................................    2,921       2,902
                                                          ------       -----
    Total assets.......................................   $4,281       9,968
                                                          ======       =====
  Current liabilities..................................   $1,634         690
  Owners' equity.......................................    2,647       9,278
                                                          ------       -----
    Total liabilities and equity.......................   $4,281       9,968
                                                          ======       =====

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2002       2001       2000
                                                     --------   --------   --------
                                                          AMOUNTS IN THOUSANDS
RESULTS OF OPERATIONS
  Revenue..........................................  $    85         23         --
  Operating expenses...............................   (6,242)   (10,736)    (2,081)
  Depreciation and amortization....................     (384)      (351)        --
  Other income (expense), net......................     (103)       129         52
                                                     -------    -------     ------
    Net loss.......................................  $(6,644)   (10,935)    (2,029)
                                                     =======    =======     ======

(6) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                               DECEMBER 31,
                                                           ---------------------
                                                             2002        2001
                                                           ---------   ---------
                                                           AMOUNTS IN THOUSANDS
Sky Latin America........................................  $ 86,772     175,048
Sprint Corporation PCS Group ("Sprint PCS Group")*.......    22,271     124,119
Hughes Electronics Corporation ("GM Hughes")*............    19,495      28,148
XM Satellite Radio Holdings, Inc. ("XMSR")*..............     2,690      18,360
Other....................................................    12,630      28,225
                                                           --------     -------
                                                           $143,858     373,900
                                                           ========     =======

------------------------

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

    During 2002, the Company recorded aggregate losses of $105,250,000 to reflect nontemporary declines in the value of LSAT LLC's investment in Sky Latin America.

SPRINT PCS STOCK

    The Company acquired beneficial interest in 5,084,745 shares of Sprint PCS Stock from Liberty Media in March 2000. The Company accounts for such investment as an available-for-sale security.

GM HUGHES

    The Company, through LSAT LLC, holds 1,821,921 shares of GM Hughes Stock and accounts for such shares as available-for-sale. During 2002, the Company recorded a $9,049,000 loss to recognize a nontemporary decline in the fair value of its GM Hughes Stock.

    Effective May 10, 2000, the Company sold 2.4 million shares of GM Hughes Stock for net cash proceeds of $74,243,000 (after fees and commissions of $717,000), and recognized a gain on sale of $36,643,000. The Company paid $65,721,000 of such cash proceeds to Phoenixstar to satisfy a stock appreciation right, and recognized a loss of $65,721,000.

XMSR

    At December 31, 2002, LSAT LLC owned 1,000,000 shares of XMSR Class A common stock, representing an ownership interest of less than 1%. The closing stock price of XMSR Class A common stock on December 31, 2002 was $2.69 per share.

    On June 27, 2001, LSAT LLC entered into an agreement to loan 1,000,000 shares of XMSR to a third party. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $2,690,000 at December 31, 2002. Such cash collateral is reported as restricted cash in the accompanying consolidated balance sheet with the offset being reflected as a liability. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of .15% per annum. As of December 31, 2002, 1,000,000 shares of XMSR had been lent under this agreement. The loan has no stated maturity date.

OTHER

    Information concerning certain of the Company's other investments is set forth below.

    In December 2002, the Company announced that it has agreed to increase its investment in Wildblue Communications, Inc. ("Wildblue"). Currently, the Company has an approximate 16% ownership interest in Wildblue. Under the new agreement, the Company will invest $58 million in return for senior preferred stock and warrants of Wildblue. As also agreed, other existing and new investors will invest $98 million in Wildblue for a total new investment of $156 million. Upon closing of the transaction, of which no assurance can be given, the Company will be the largest shareholder with an ownership interest of approximately 32% and a voting interest of approximately 37%. The closing of

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the transaction is subject to certain conditions, and is expected to occur in the second quarter of 2003. Assuming the Wildblue transaction is consummated as described above, of which no assurance can be given, Wildblue currently expects to launch its satellite in the fourth quarter of 2003 and begin providing broadband data services in the second or third quarter of 2004.

    In connection with the aforementioned additional investment in Wildblue, the Company entered into a put agreement with KPCB Holdings, Inc. ("KPCB") another investor in Wildblue. Pursuant to this put agreement and in the event the parties make additional investments in Wildblue, KPCB will have the right to put its interest in Wildblue to the Company and another investor in Wildblue for $10,000,000, the amount KPCB has agreed to invest in Wildblue at the closing of the Wildblue transaction. The Company and such other investor are each responsible for $5,000,000 of the aggregate $10,000,000 put obligation. The put may be exercised at any time within four years from the closing of the Wildblue transaction.

    During the first quarter of 2001, On Command completed a transaction that resulted in On Command's acquisition of a 7.5% interest in e-ROOM and the settlement of certain litigation. To acquire the 7.5% interest and settle the litigation, On Command (i) contributed its Asia-Pacific subsidiaries to e-ROOM and transferred On Command's intercompany receivables from such subsidiaries to e-ROOM; (ii) issued 275,000 shares of Company Common Stock to e-ROOM; and
(iii) paid $1,000,000 to e-ROOM. Due to the existence of the repurchase obligation, described below, On Command valued the equity issued to e-ROOM at $15 per share. The excess of the value assigned to the consideration paid to e-ROOM over the then estimated $5,298,000 fair value of the 7.5% interest in e-ROOM received by On Command has been reflected as loss on settlement of litigation in the accompanying consolidated statements of operations. On Command's original estimate of the litigation loss resulted in a $4,764,000 charge during the fourth quarter of 2000. An additional charge of $3,700,000 was recorded during the first quarter of 2001 to reflect a change in the estimate of the amount of On Command's intercompany receivables to be transferred to e-ROOM. During the fourth quarter of 2001, On Command recorded a $2,000,000 impairment charge to reflect an other than temporary decline in the estimated fair value of its investment in e-ROOM.

    On Command also agreed that e-ROOM would have the option during the 15 day period beginning on March 1, 2003 to cause On Command to repurchase all, but not less than all, of the 275,000 shares of Company Common Stock issued to e-ROOM at a price of $15 per share. During the fourth quarter of 2002, On Command repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share. In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which On Command can be required to repurchase 119,500 of the remaining shares subject to repurchase. On Command is not precluded from repurchasing such shares at an earlier date. The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum. Subsequent to December 31, 2002, the date on which the remaining 36,000 shares will first become subject to repurchase by On Command was postponed until March 1, 2004. The repurchase price for such shares will remain at $15 per share.

NONTEMPORARY DECLINES IN FAIR VALUES OF INVESTMENTS

    During 2002, 2001 and 2000, the Company determined that certain investments experienced other-than-temporary declines in value. As a result, the cost bases of such investments were adjusted to

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

their respective estimated fair values. Such adjustments resulted in losses aggregating $163,881,000, $96,438,000 and $9,860,000 in 2002, 2001 and 2000,
respectively, and are comprised of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2002       2001       2000
                                                     --------   --------   --------
                                                          AMOUNTS IN THOUSANDS
Investments
  Sky Latin America................................  $105,250        --        --
  Sprint PCS Stock.................................    21,511        --        --
  Loral Space & Communications, Ltd................    17,384        --        --
  STSN, Inc........................................     6,060    16,539        --
  Wildblue.........................................        --    56,483        --
  XMSR.............................................     1,626    14,575        --
  Other............................................    12,050     8,841     9,860
                                                     --------    ------     -----
                                                     $163,881    96,438     9,860
                                                     ========    ======     =====

    Investments in available-for-sale securities are summarized below. The unrealized holding gains and losses are in addition to the unrealized gains and losses recognized in the consolidated statements of operations.

                                                             DECEMBER 31,
                                                         ---------------------
                                                           2002        2001
                                                         ---------   ---------
                                                         AMOUNTS IN THOUSANDS
Equity securities
  Fair value...........................................   $48,532     184,581
                                                          =======     =======
  Gross unrealized holding gains.......................   $ 1,517       3,942
                                                          =======     =======
  Gross unrealized holding losses......................   $    --     (23,532)
                                                          =======     =======

(7) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are comprised of the following:

                                                                FAIR VALUE AT
                                                                DECEMBER 31,
TYPE OF                                        UNDERLYING   ---------------------
DERIVATIVE                                      SECURITY      2002        2001
----------                                     ----------   ---------   ---------
                                                            AMOUNTS IN THOUSANDS
Equity collar................................  Sprint PCS   $280,559     177,721
Equity collar................................     XMSR        25,493      11,115
Put spread collar............................     GMH         20,004      14,746
                                                            --------     -------
  Total......................................               $326,056     203,582
  Less current portion.......................               (317,580)         --
                                                            --------     -------
Long-term derivative assets..................               $  8,476     203,582
                                                            ========     =======

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

    Unrealized gains (losses) on financial instruments during 2002, 2001 and 2000 aggregated $2,393,000, $38,891,000 and ($14,426,000), respectively. The details of such gains (losses) are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2002       2001       2000
                                                    --------   --------   --------
                                                         AMOUNTS IN THOUSANDS
Change in fair value of GM Hughes put spread
  collar..........................................  $ 5,259      9,748      4,997
Change in time value of Sprint PCS Stock and XMSR
  equity collars..................................     (302)    25,902         --
Change in fair value of iBEAM Put Option..........   (2,564)     3,241    (19,423)
                                                    -------     ------    -------
                                                    $ 2,393     38,891    (14,426)
                                                    =======     ======    =======

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) ACQUISITIONS AND DISPOSITIONS

    In July 2002, On Command consummated the sale (the "OCE Sale") of its 70% majority shareholdings in On Command Europe Limited ("OCE") to Techlive Limited ("Techlive"), the owner of the remaining 30% interest in OCE. Proceeds from the sale, net of cash transferred, aggregated $1,135,000. As a result of the consummation of the OCE Sale, On Command recorded a $5,103,000 impairment loss during the second quarter of 2002 to reduce the carrying value of OCE's long-lived assets to the fair value indicated by the OCE Sale. During the third quarter of 2002, OCE's remaining net assets, including a $930,000 cumulative foreign currency translation loss, were written-off against the net proceeds received, resulting in no material impact to the Company's net loss for the period.

    Effective July 6, 2000, Ascent Entertainment sold its sports-related businesses, which were comprised of the Denver Nuggets basketball team, the Colorado Avalanche hockey team and Ascent Arena Company, the owner and operator of the Pepsi Center, to an unrelated third party for cash consideration of $267,661,000 and the assumption of $136,200,000 in non-recourse debt. In connection with Liberty Media's acquisition of Ascent Entertainment on March 28, 2000, net assets of the sport-related businesses were treated as assets held for sale. Accordingly, the net assets of the sports-related businesses were recorded at their estimated net realizable value, and no gain or loss was recognized by Liberty Media in connection with the disposition of these businesses. The operating results of the sports-related businesses from March 28, 2000 through July 6, 2000, which were excluded from Liberty Media's operating results and treated as an adjustment of the net realizable value of the sports-related businesses, were not material.

(9) DEBT

    Debt is summarized as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2002        2001
                                                         ---------   --------
                                                         AMOUNTS IN THOUSANDS
On Command Revolving Credit Facility(a)................  $ 261,633    263,633
PCS Loan Facility(b)...................................    112,503     97,503
Capital lease obligations..............................      1,146      2,037
                                                         ---------   --------
                                                           375,282    363,173
Less current portion...................................   (113,336)      (909)
                                                         ---------   --------
                                                         $ 261,946    362,264
                                                         =========   ========

------------------------

(a) At December 31, 2002, On Command's revolving credit facility, as amended in 2001, (the "On Command Revolving Credit Facility") provided for aggregate borrowings of $275,000,000. Borrowings under the On Command Revolving Credit Facility are due and payable in July 2004. On Command had $13,367,000 of remaining availability under the On Command Revolving Credit Facility at December 31, 2002. On Command's ability to draw additional funds under the On Command Revolving Credit Facility is subject to On Command's continued compliance with applicable financial covenants.

    Revolving loans extended under the On Command Revolving Credit Facility bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 1.10% to 2.75%

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    depending on certain operating ratios of On Command (3.94% effective borrowing rate at December 31, 2002). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the On Command Revolving Credit Facility, depending on certain operating ratios of On Command. The On Command Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on On Command's ability to pay dividends or make other distributions, and restrictions on On Command's ability to make capital expenditures. In addition, On Command is required to maintain minimum leverage and interest coverage ratios. On Command was in compliance with such covenants at December 31, 2002. Substantially all of On Command's assets are pledged as collateral for borrowings under the On Command Revolving Credit Facility.

    At December 31, 2002, the maximum leverage ratio permitted under the On Command Revolving Credit Facility was 4.25, and On Command's actual leverage ratio was 3.99. The maximum leverage ratio permitted under the On Command Revolving Credit Facility at March 31, 2003 is 3.50. Although On Command is in compliance with the leverage ratio covenant at December 31, 2002, On Command believes that it would not have been in compliance with such covenant at March 31, 2003. In March 2003, On Command reached agreement with its bank lenders to postpone until June 29, 2003 the step-down of the leverage ratio covenant from 4.25 to 3.50. On Command is also seeking to restructure the On Command Revolving Credit Facility to, among other matters, extend the maturity date to December 31, 2007. It is anticipated that any closing of the restructuring of the On Command Revolving Credit Facility will be contingent upon the contribution of $40,000,000 by Liberty Media or one of its affiliates to On Command to be used to repay principle due, and permanently reduce lender commitments, pursuant to the restructured On Command Revolving Credit Facility. The terms of the proposed Liberty Media contribution (including the securities or other consideration to be received by Liberty Media or its affiliate in exchange for such contribution) have not yet been agreed upon, and no assurance can be given that Liberty Media or its affiliate will contribute $40,000,000 to On Command, as contemplated by the terms of the proposed restructuring. In the event On Command determines that it is unlikely that the proposed restructuring of the On Command Revolving Credit Facility will close on or before June 29, 2003, On Command anticipates that it would seek a further postponement of the step-down of the leverage ratio covenant, and would continue to seek to refinance or restructure the On Command Revolving Credit Facility. In the event that a restructuring or refinancing is not completed by the date that the leverage ratio is reduced to 3.50, On Command anticipates that a default would occur under the terms of the On Command Revolving Credit Facility. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral which consists of substantially all of On Command's assets. No assurance can be given that On Command will be able to successfully restructure or refinance the On Command Revolving Credit Facility on terms acceptable to On Command, or that On Command will be able to avoid a default under the On Command Revolving Credit Facility. In light of the foregoing circumstances, On Command's independent auditors have included an explanatory paragraph in their audit report that addresses the ability of On Command to continue as a going concern.

(b) LSAT LLC's revolving credit facility, as amended, provides for maximum borrowings of $303,000,000 (the "PCS Loan Facility"). The PCS Loan Facility is secured by LSAT LLC's interest in shares of Sprint PCS Stock and by the Sprint PCS Stock equity collar. Interest accrues at the 30 day LIBOR (1.44% at December 31, 2002) and is payable monthly.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Ascent Entertainment's Senior Secured Discount Notes (the "Ascent Entertainment Senior Notes"), which were scheduled to mature on December 15, 2004, were originally sold at a discount. The terms of the Ascent Entertainment Senior Notes required no cash interest payments prior to December 15, 2002. On November 30, 2001, Ascent gave notice that it had elected to redeem the Ascent Entertainment Senior Notes effective December 31, 2001 at a price of 105.9375% of the accreted value of the Ascent Entertainment Senior Notes. This price represented $948.63 per $1,000 principal amount, or an aggregate of approximately $213,000,000, including accrued interest. Ascent Entertainment recognized a loss of $14,322,000 in connection with such redemption.

    The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for the same remaining maturities. Due to its variable rate nature, the fair value of the Company's debt approximated its carrying value at December 31, 2002.

    Annual maturities of the Company's debt for each of the next five years are as follows (amounts in thousands):

2003.                                                         $113,336
2004........................................................   261,905
2005........................................................        38
2006........................................................         3
2007........................................................        --
                                                              --------
                                                              $375,282
                                                              ========

(10) MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

ON COMMAND

    GENERAL

    During the first quarter of 2002, the cumulative losses allocated by Ascent Entertainment to the On Command minority interests reduced to zero Ascent Entertainment's carrying amount for the minority interests in On Command's equity. Since the On Command minority interest holders have no obligation to make further contributions to On Command, 100% of On Command's losses for periods subsequent to March 31, 2002 have been, and will be in future periods, allocated to Ascent Entertainment unless and to the extent that the On Command minority interest holders make additional investments in On Command's equity.

    ON COMMAND WARRANTS

    At December 31, 2002, warrants ("On Command Warrants") issued by On Command to purchase 7,494,854 shares of On Command Common Stock at a purchase price of $15.27 per share were outstanding. The outstanding On Command Warrants, which include 1,424,875 Series A Warrants, 2,619,979 Series B Warrants and 3,450,000 Series C Warrants, expire on October 7, 2003. The Series A Warrants provide only for a cashless exercise that allows the holder to use the excess of the fair market value of On Command Common Stock over the $15.27 exercise price as a currency to acquire shares of On Command Common Stock. The exercise price for the Series B and Series C Warrants is to be paid with cash. At December 31, 2002, Ascent Entertainment held 1,123,792 Series A Warrants and 40

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Series B Warrants. The On Command Warrants are included in minority interests in equity of consolidated subsidiaries in the accompanying consolidated balance sheets.

    ON COMMAND SERIES A PREFERRED STOCK

    On August 8, 2000, On Command issued 13,500 shares of Series A, $.01 par value Convertible Participating Preferred Stock ("On Command Series A Preferred Stock"), to the former Chairman and Chief Executive Officer of On Command in exchange for a $21,080,000 promissory note and a $13,500 cash payment. The On Command Series A Preferred Stock is initially convertible into an aggregate of 1,350,000 shares of On Command Common Stock. The price of the On Command
Series A Preferred Stock was $1,562.50 per share. The On Command Series A Preferred Stock participates in any dividends paid to the holders of On Command Common Stock but otherwise is not entitled to receive any dividends. The On Command Series A Preferred Stock has a liquidation preference of $.01 per share, and will also participate with the On Command Common Stock in any liquidating distributions on an as-converted basis. The holder of the Series A Preferred Stock votes with the holders of the On Command Common Stock as a single class and is entitled to one vote per share. The promissory note is secured by the On Command Series A Preferred Stock or proceeds thereon and the former Chairman and Chief Executive Officer's personal obligations under such promissory note are limited to 25% of the principal amount of the note, plus accrued interest thereon. The note may not be prepaid and interest on the note accrues at a rate of 7% per annum, compounded quarterly. The right to transfer the Series A Preferred Stock is restricted. The On Command Series A Preferred Stock is included in minority interests in equity of consolidated subsidiaries in the accompanying consolidated balance sheets.

(11) REDEEMABLE PREFERRED STOCK

    On March 16, 2000, the Company issued 150,000 shares of Series A Cumulative Preferred Stock ("Series A Preferred Stock") and 150,000 shares of Series B Preferred Stock to Liberty Media in exchange for shares of Sprint PCS Stock.

SERIES A CUMULATIVE PREFERRED STOCK

    The Series A Preferred Stock accrues dividends at 12% per annum at all times prior to April 1, 2005, 11% on and after April 1, 2005 and prior to April 1, 2010, and 10% on and after April 1, 2010. Such dividends are payable the last day of each March, June, September and December. Prior to April 1, 2003, dividends may be paid, at the option of the Company, in cash, shares of Series A Common Stock of the Company, or a combination of both. Subsequent to March 31, 2003, dividends are payable in cash. Dividends not paid are added to the liquidation preference on such date and remain a part of the liquidation preference until such dividends are paid. In the event of a default, the dividend rate will be equal to the dividend rate then in effect plus 2%. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any shares, parity securities or junior securities during any period in which the Company is in arrears with respect to payment of dividends on Series A Preferred Stock.

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

SERIES B CUMULATIVE CONVERTIBLE VOTING PREFERRED STOCK

    The Series B Preferred Stock accrues dividends at the rate of 8% per annum. Such dividends are payable the last day of each March, June, September and December. Prior to April 1, 2003, dividends may be paid, at the option of the Company, in cash, shares of Series A Common Stock of the Company, or a combination of both. Subsequent to March 31, 2003, dividends are payable in cash. Dividends not paid are added to the liquidation preference on such date and remain a part of the liquidation preference until such dividends are paid. In the event of a default, the dividend rate will be 10% per annum. Subject to certain specified exceptions, the Company is prohibited from paying dividends on any shares, parity securities or junior securities during any period in which the Company is in arrears with respect to payment of dividends on Series B Preferred Stock.

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

    Accrued dividends on the Series A Preferred Stock and Series B Preferred Stock aggregated $7,500,000 at December 31, 2002.

    Both the Series A and Series B Preferred Stock were issued at a discount from the stated values of such shares. Therefore, the Company is accreting both the Series A Preferred Stock and the Series B Preferred Stock up to the respective redemption values over the period from the issuance date to the redemption date using the effective interest method. Accretion on the Series A and Series B Preferred Stock aggregated $6,120,000, $6,120,000 and $4,634,000 during 2002, 2001 and 2000 respectively. Such accretion has been accounted for as a direct charge to additional paid-in capital and has been included in the calculation of loss attributable to common shareholders.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) STOCKHOLDERS' EQUITY

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

    On December 4, 1996, (the "Spin-off Date"), Tele-Communications, Inc. ("TCI") (now a part of Comcast Corporation) distributed (the "Spin-off"), as a dividend, all of the issued and outstanding LSAT common stock to the holders of TCI's then outstanding TCI Group tracking stock. In connection with the Spin-off, TCI and the Company entered into a "Share Purchase Agreement" to sell to each other from time to time, at the then current market price, shares of Series A TCI Group common stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations after the Spin-off Date under certain stock options and SARs held by their respective employees and non-employee directors. At December 31, 2002, shares of Series A Common Stock were reserved for issuance pursuant to options to purchase approximately 92,725 shares of Series A Common Stock that were held by current and former employees of TCI pursuant to the Share Purchase Agreement. Such options, which have expiration dates ranging from 2003 to 2005, include 10,579 options with an exercise price of $8.40 per share, and 82,146 options with exercise prices ranging from $174.70 to $237.60 per share.

    In August 2002, the LSAT Board of Directors authorized the Company's purchase of up to 3,000,000 of Series A and Series B Common Stock in open market purchases. The timing of purchases, prices paid and actual number of shares of common stock purchased will depend on market conditions and the direction of management. During 2002, LSAT purchased 24,900 shares of Series A Common Stock for aggregate cash consideration of $53,000 pursuant to this share buy back program.

    At December 31, 2002, a total of 380,820 shares of Series A Common Stock were reserved for issuance pursuant to outstanding stock options and restricted stock awards. In addition, 1,696,717 shares of Series B Common Stock are reserved for issuance upon conversion of the Series B Preferred Stock, and one share of Series A Common Stock is reserved for each outstanding share of Series B Common Stock.

(13) STOCK COMPENSATION

LSAT STOCK OPTIONS

    The Liberty Satellite & Technology 1996 Stock Incentive Plan (the "LSAT 1996 Plan"), as amended, provides for awards to be made in respect of a maximum of 520,000 shares of Series A Common Stock (subject to certain anti-dilution adjustments). Awards may be made as grants of stock

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

options, stock appreciation rights ("SARs"), restricted shares, stock units, performance awards or any combination thereof (collectively, "Awards"). Awards may be made to employees and to consultants and advisors to the Company who are not employees. Shares of Series A Common Stock that are subject to Awards that expire, terminate or are annulled for any reason without having been exercised (or deemed exercised, by virtue of the exercise of a related SAR), or are forfeited prior to becoming vested, will return to the pool of such shares available for grant under the LSAT 1996 Plan.

    Options granted to certain key employees and officers of LSAT pursuant to the LSAT 1996 Plan generally vest over a 5-year period beginning on the date of the grant, first becomes exercisable as to 25% on the second anniversary of the date of grant and become exercisable as to an additional 25% on each of the third, fourth and fifth anniversaries of the date of grant. Such options expire 10 years from the date of grant.

    In June 1996, the Board of Directors of TCI (the "TCI Board") authorized TCI to permit certain of its executive officers to acquire equity interests in certain of TCI's subsidiaries. In connection therewith, the TCI Board approved the acquisition by each of two then executive officers of TCI who were not employees of the Company (the "TCI Officers"), of 1.0% of the net equity of the Company. The TCI Board also approved the acquisition by an individual who was then the chief executive officer and a director of the Company (the "Company Officer"), of 1.0% of the net equity of the Company and the acquisition by a then executive officer of certain TCI subsidiaries who was also then a director, but not an employee, of the Company (the "TCI Subsidiary Officer"), of 0.5% of the net equity of the Company. The TCI Board determined to structure such transactions as grants by the Company to such persons of options to purchase shares of Series A Common Stock representing 1.0% (in the case of each of the TCI Officers and the Company Officer) and 0.5% (in the case of the TCI Subsidiary Officer) of the shares of Series A Common Stock and Series B Common Stock issued and outstanding on the Spin-off Date, determined immediately after giving effect to the Spin-off, but before giving effect to any exercise of such options (the "Spin-off Date Options").

    Spin-off Date Options to purchase 232,427 shares of Series A Common Stock at a per share price of $88.60 were granted on the Spin-off Date. In
February 1999, 66,408 of the Spin-off Date Options were cancelled. The remaining Spin-off Date Options are fully vested at December 31, 2002 and expire
February 1, 2006.

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

    The TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Stock Option Plan (the "LSAT DSOP") provides for the grant to each person that is a member of the LSAT Board and is not an employee of the Company, its subsidiaries or its affiliates, of options to purchase 5,000 shares of Series A Common Stock. Options issued pursuant to the LSAT DSOP vest and become exercisable over a three-year period from the date of grant and expire 10 years from the date of grant.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table presents the number, weighted-average exercise price and weighted-average grant-date fair value of the Spin-off Date Options and options to buy Series A Common Stock granted pursuant to the LSAT 1996 Plan and the LSAT DSOP.

                                                                          WEIGHTED-   WEIGHTED-
                                                                           AVERAGE     AVERAGE
                                                              NUMBER OF   EXERCISE    GRANT-DATE
                                                               OPTIONS      PRICE     FAIR VALUE
                                                              ---------   ---------   ----------
Outstanding at January 1, 2000..............................   382,070     $ 83.32
  Exercised.................................................   (54,000)    $ 78.60
  Forfeited and cancelled...................................    (9,000)    $ 71.30
  Granted...................................................    25,000     $111.90      $87.70
                                                               -------
Outstanding at December 31, 2000............................   344,070     $ 86.45
  Exercised.................................................        --
  Forfeited and cancelled...................................        --
  Granted...................................................    15,000     $ 26.00      $22.40
                                                               -------
Outstanding at December 31, 2001............................   359,070     $ 83.94
  Exercised.................................................        --
  Forfeited and cancelled...................................        --
  Granted...................................................        --
                                                               -------
Outstanding at December 31, 2002............................   359,070     $ 83.94
                                                               =======
Exercisable at December 31, 2000............................   175,815     $ 86.50
                                                               =======
Exercisable at December 31, 2001............................   203,327     $ 85.60
                                                               =======
Exercisable at December 31, 2002............................   276,545     $ 86.78
                                                               =======

    The outstanding options at December 31, 2002, which had a weighted-average remaining contractual life of approximately five years, included 15,000 options with an exercise price of $26.00 per share and 344,070 options with exercise prices ranging from $71.25 to $119.38 per share.

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

ON COMMAND STOCK OPTIONS

    On Command adopted the 1996 Key Employee Stock Option Plan (the "On Command 1996 Plan") under which employees may be granted incentive or non-statutory stock options for the purchase of On Command Common Stock. In addition, restricted stock purchases, performance awards, stock payment or appreciation rights or deferred stock may be granted under the On Command 1996 Plan. A total of 3,000,000 shares were initially reserved for the On Command 1996 Plan. The On Command 1996 Plan expires in 2006. In June 2000, the Board of Directors approved an amendment to the On Command 1996 Plan to increase the number of shares reserved under the On Command 1996 Plan to 5,250,000.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The exercise price of options granted is set by On Command's Board of Directors. Incentive stock options are granted at no less than fair market value on the date of grant. Options generally expire in ten years, vest over a five-year period and are exercisable in installments of 20% one year from the date of grant and 20% annually thereafter. Unvested options generally are cancelled upon termination of employment.

1997 NON-EMPLOYEE DIRECTORS STOCK PLAN

    The On Command 1997 Non-Employee Directors Stock Plan, as amended, (the "On Command Directors Plan") authorized the granting of an annual award of 400 shares of On Command Common Stock and, pursuant to an amendment adopted in 1999, a one-time non-qualified option to purchase 50,000 shares of On Command Common Stock (an "On Command Independent Director Option") to each On Command independent director. The aggregate number of shares of On Command Common Stock which may be issued upon exercise of On Command Independent Directors Options granted under the On Command Directors Plan plus the number of shares which may be awarded pursuant to the On Command Directors Plan will not exceed 696,800, subject to adjustment to reflect events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by On Command. Effective December 2002, On Command's Board of Directors adopted a new compensation plan for independent directors that eliminates the equity component set forth in the On Command Directors Plan. Subject to the terms and conditions of the plan, the stock options were granted at no less than fair market value on the date of grant. The options generally expire in ten years, vest over a three-year period and are exercisable in installments of 25% after the first and second years, and the remaining 50% after the third year. During 2002, no options were granted pursuant to the Directors Plan. In 2001 and 2000, options granted pursuant to the On Command Directors Plan aggregated 50,000 and 200,000, respectively.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following is a summary of activity under the On Command 1996 Plan and the On Command Directors Plan:

                                                                            OPTIONS OUTSTANDING
                                                                           ---------------------
                                                                                        WEIGHTED
                                                               OPTIONS                  AVERAGE
                                                              AVAILABLE    NUMBER OF    EXERCISE
                                                              FOR GRANT      SHARES      PRICE
                                                              ----------   ----------   --------
Balances, January 1, 2000 (690,847 exercisable at a
  weighted-average price of $12.77).........................     436,224    2,489,079    $14.11
Granted (weighted-average fair value of $7.06)..............  (2,460,500)   2,460,500    $14.12
Increase in options authorized..............................   2,650,000           --
Exercised...................................................          --     (191,762)   $10.40
Cancelled...................................................     862,342     (862,342)   $15.25
                                                              ----------   ----------
Balances, December 31, 2000 (1,124,938 exercisable at a
  weighted-average price of $14.07).........................   1,488,066    3,895,475    $13.79
Granted (weighted-average fair value of $3.68)..............  (1,317,000)   1,317,000    $ 6.62
Exercised...................................................          --       (2,520)   $ 7.19
Cancelled...................................................   1,938,009   (1,938,009)   $13.24
                                                              ----------   ----------
Balances, December 31, 2001 (1,404,793 exercisable at a
  weighted-average price of $13.94).........................   2,109,075    3,271,946    $11.38
Granted (weighted average fair value of $3.32)..............  (1,282,000)   1,282,000    $ 4.74
Cancelled...................................................   1,213,850   (1,213,850)   $10.75
                                                              ----------   ----------
Balances, December 31, 2002 (1,187,907 exercisable at a
  weighted-average price of $12.87).........................   2,040,925    3,340,096    $ 9.06
                                                              ==========   ==========

    The following table summarizes information about On Command's fixed stock options outstanding at December 31, 2002:

                                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                      -----------------------------   ----------------------------
                                        WEIGHTED
                                        AVERAGE
                          NUMBER       REMAINING        WEIGHTED        NUMBER         WEIGHTED
      RANGE OF          OUTSTANDING   CONTRACTUAL       AVERAGE       EXERCISABLE      AVERAGE
   EXERCISE PRICES      AT 12/31/02   LIFE (YEARS)   EXERCISE PRICE   AT 12/31/02   EXERCISE PRICE
---------------------   -----------   ------------   --------------   -----------   --------------
$    1.10 -   4.53         400,000        9.2            $ 2.20           38,000        $ 3.41
$    5.45 -   5.80       1,289,000        9.0            $ 5.54           89,000        $ 5.80
$    7.34 -   9.34         314,500        7.8            $ 7.65          153,500        $ 7.90
$   11.13 -  14.87         374,096        5.7            $12.74          262,957        $12.72
$   15.19 -  15.91         666,500        7.0            $15.27          351,400        $15.33
$   16.00 -  18.09         296,000        6.6            $16.03          293,050        $16.02
                         ---------                                     ---------
                         3,340,096        7.5            $ 9.06        1,187,907        $12.87
                         =========                                     =========

    The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options, and accordingly, compensation expense has been recognized for its stock options in the accompanying financial statements using the intrinsic value method. The adjustment to stock compensation of $3,115,000 in 2000 resulted from a decrease in LSAT's liability for SARs.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OTHER

    Effective February 1, 2001, certain key employees of the Company were granted, pursuant to the LSAT 1996 Plan, an aggregate of 21,750 restricted shares of Series A Common Stock. Such shares vest 25% on February 1, 2003, and vest an additional 25% on each of February 1, 2004, 2005 and 2006. Compensation expense with respect to the restricted shares aggregated $292,000 and $268,000 during 2002 and 2001, respectively.

(14) TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

LSAT

    In September 2000, an executive officer, who was the Company's Chief Executive Officer and President until his resignation on October 8, 2001, purchased a 1.83% common stock interest in a subsidiary of Liberty Media for $400,000. Such subsidiary owned an indirect interest in LSAT LLC. Liberty Media and the executive officer entered into a shareholders agreement in which the executive officer could require Liberty Media to purchase, after five years, all or part of his common stock interest in the subsidiary, in exchange for Liberty Media common stock, at its then fair value. In addition, Liberty Media had the right to purchase, in exchange for Liberty Media common stock, the executive officer's common stock interest for fair market value at any time. On
October 10, 2001, Liberty Media purchased the executive officer's 1.83% common stock interest in the subsidiary for $425,000.

    During 2000, a then director of the Company exercised stock options to buy 5,000 shares of Series A Common Stock of the Company. Such options had an exercise price of $65.00 per share, and the market price of Series A Common Stock at the time of such exercise was $110.00. Simultaneously with such exercise, the Company purchased from the director 2,954 shares of Series A Common Stock for an aggregate purchase price of $325,000, which represented the director's aggregate exercise price. Such shares are reflected as treasury shares in the Company's consolidated statement of stockholders' equity.

    During 2000, two executive officers of the Company, received loans in the principal amounts of $136,000 and $135,000, respectively, to be used solely for the purpose of satisfying tax liabilities related to the lapse of restrictions on shares of common stock awarded under the LSAT 1996 Plan. Through
December 31, 2001, the loans accrued interest at an annual rate of 6.41%. In addition, each of the loans originally provided for principal and interest to be payable upon the occurrence of certain events and in no event later than December 1, 2001. During the first quarter of 2002, the Company agreed to extend the maturity dates of the loans to December 31, 2003, and lower the annual interest rates of the loans to 4% per annum. Consistent with the terms of the original loans, interest payments may be deferred by the borrowers until maturity. Each loan is secured in each case by 2,500 shares of the Company's Series A Common Stock and are otherwise nonrecourse to the borrowers. As of December 31, 2002, the balances outstanding on the loans including accrued interest, were $155,000 and $154,000 respectively, and such balances were reflected as reductions of stockholders' equity in the accompanying consolidated balance sheets. Effective April 27, 2001, one of the executive officers became the President of On Command. Since that date, On Command has been responsible for 100% of such executive's compensation.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASCENT ENTERTAINMENT

    During the second quarter of 2001, Ascent Entertainment purchased 2,245,155 shares of common stock of On Command from On Command's former Chairman of the Board and Chief Executive Officer for aggregate cash consideration of $25,191,000. Such purchase price represents a per share price of $11.22. The closing market price for On Command common stock on the day the transaction was signed was $7.77. The Company has included the $7,746,000 difference between the aggregate market value of the shares purchased and the cash consideration paid in selling, general and administrative expenses in the accompanying consolidated statement of operations.

ON COMMAND

    On August 8, 2000, On Command issued 13,500 shares of On Command Series A Preferred Stock, to the then Chairman and Chief Executive Officer of On Command in exchange for a $21,080,000 promissory note and a $13,500 cash payment. The promissory note is secured by the Series A Preferred Stock or proceeds thereon and the former Chairman and Chief Executive Officer's personal obligations under such promissory note are limited to 25% of the principal amount of the note plus accrued interest thereon. The note, which may not be prepaid, is due and payable on August 1, 2005, and interest on the note accrues at a rate of 7% per annum, compounded quarterly.

    On Command had made arrangements for the use of an airplane owned by a limited liability company of which On Command's former Chairman of the Board and Chief Executive Officer is the sole member. When that airplane was used for purposes related to the conduct of On Command's business, On Command reimbursed the limited liability company for such use at market rates. The aggregate amount paid for this service in 2001 was approximately $190,000. This arrangement was terminated in June 2001.

    On August 3, 1998, On Command loaned a Senior Vice President of On Command $175,000 in connection with such Senior Vice President's relocation. Interest on the loan accrued at an annual interest rate of 6.34%. Interest accrued annually but was not payable by the Senior Vice President until the last payment was made on the loan in accordance with the terms of the loan agreement. All principal amounts due under the loan were to be paid in three equal payments on December 31, 2002, 2003 and 2004. As of December 31, 2002, the outstanding balance on the loan to the Senior Vice President including accrued interest, was approximately $206,000. On February 5, 2003, all amounts outstanding under this loan were repaid in full.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(15) INCOME TAXES

    LSAT and its 80%-or-more owned subsidiaries have been included in Liberty Media's consolidated tax return since April 1, 2002. As of December 31, 2002, On Command was a separate taxpayer and was not included in Liberty Media's consolidated tax return. In connection with the LSAT LLC and Ascent Entertainment Transaction, the Company and Liberty Media entered into a Tax Liability Allocation and Indemnification Agreement, and the Company assumed an intercompany income tax liability owed by Ascent Entertainment to Liberty Media. See note 4.

    Income tax benefit (expense) for 2002, 2001 and 2000 consists of:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                   AMOUNTS IN THOUSANDS
Current
  Federal...................................................  $15,228     18,596    (35,578)
  State, local and foreign..................................     (418)      (430)    (3,356)
                                                              -------     ------    -------
                                                               14,810     18,166    (38,934)
                                                              -------     ------    -------
Deferred
  Federal...................................................   17,527     20,075     59,248
  State, local and foreign..................................    3,284     (2,589)     8,136
                                                              -------     ------    -------
                                                               20,811     17,486     67,384
                                                              -------     ------    -------

Income tax benefit..........................................  $35,621     35,652     28,450
                                                              =======     ======    =======

    Income tax benefit (expense) differs from the amounts computed by applying the federal income tax rate of 35% as a result of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                   AMOUNTS IN THOUSANDS
Computed "expected" tax (benefit............................  $ 95,780    223,270    50,893
State and local income taxes, net of federal income tax
  benefit...................................................    10,748      2,910     4,686
Minority interest share of losses...........................       205     12,108     5,131
Change in valuation allowance...............................   (67,388)  (189,714)  (59,221)
Foreign taxes...............................................    (3,705)      (130)     (185)
Amortization of goodwill....................................        --    (13,326)   (5,994)
Tax benefit from disposal of investment.....................        --         --    27,210
Other.......................................................       (19)       534     5,930
                                                              --------   --------   -------
                                                              $ 35,621     35,652    28,450
                                                              ========   ========   =======

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2002        2001
                                                         ---------   --------
                                                         AMOUNTS IN THOUSANDS
Deferred tax assets:
  Capital and net operating loss carryforwards and tax
    credits............................................  $ 192,097    177,696
  Investments..........................................    241,620    181,261
  Future deductible amounts principally due to accruals
    deductible in later periods........................      3,582      4,921
                                                         ---------   --------
    Total deferred tax assets..........................    437,299    363,878
  Valuation allowance..................................   (414,179)  (346,791)
                                                         ---------   --------
    Net deferred tax assets............................     23,120     17,087
Deferred tax liabilities:
  Property and equipment...............................    (20,724)   (18,106)
  Intangible assets....................................     (4,931)   (24,610)
  Future taxable amounts principally due to accruals
    recognized for tax purposes........................    (12,023)    (1,540)
                                                         ---------   --------
      Net deferred tax liabilities.....................  $ (14,558)   (27,169)
                                                         =========   ========

    The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 was $414,179,000 and $346,791,000, respectively. Such balances increased $67,388,000 and $189,714,000 from December 31, 2001 and 2000, respectively.

    The Company has analyzed the sources and expected reversal periods of its deferred tax assets. The Company believes that the tax benefits attributable to deductible temporary differences will be realized to the extent of future reversals of existing taxable temporary differences.

    At December 31, 2002, the Company had capital and net operating loss carry forwards for income tax purposes aggregating approximately $544,201,000 which, if not utilized to reduce taxable income in future periods, expire as follows (amounts in thousands):

2009.                                                         $ 42,971
2011........................................................  $  5,783
2012........................................................  $ 62,712
2018........................................................  $136,988
2019........................................................  $ 44,039
2020........................................................  $117,400
2021........................................................  $ 76,333
2022........................................................  $ 57,975

    Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such restrictions. Such a limitation could result in the expiration of carryforwards before they are utilized.

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

(16) EMPLOYEE BENEFIT PLANS

    On Command is the sponsor of the On Command 401(k) Saving Plan, which provides employees an opportunity to create a retirement fund by contributing up to 15% of their eligible earnings in several different mutual funds. On Command, by annual resolution of On Command's Board of Directors, generally contributes up to 50% of the amount contributed by employees up to a maximum matching contribution of 4% of the participating employee's wages. Matching contributions made by On Command were approximately $798,000, $971,000 and $1,068,000 for 2002, 2001 and 2000, respectively.

    In August 1997, On Command adopted the Employee Stock Purchase Plan (the "On Command ESP Plan") which is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the On Command ESP Plan, On Command employees can purchase On Command Common Stock at a 10% discount from the market value on the purchase date. As of December 31, 2002, all shares authorized for issuance pursuant to the On Command ESP Plan had been purchased by On Command employees.

(17) CONCENTRATION OF RISK

    The Company invests its cash in high-credit quality institutions. These instruments are short-term in nature and, therefore, bear minimal credit risk.

    On Command generates the majority of its revenue from the guest usage of proprietary video systems in various hotels located primarily throughout the United States, Canada and Mexico. On Command performs periodic credit evaluations of its installed hotel locations and generally requires no collateral while maintaining allowances for potential credit losses.

    During 2002, hotels owned, managed or franchised by Marriott
International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton"), Six Continents Hotels, Inc. ("Six Continents"), Hyatt Hotel Corporation ("Hyatt"), and Starwood Hotels and Resorts Worldwide, Inc. ("Starwood") accounted for 30%, 16% 12%, 7% and 7%, respectively, of On Command's total net room revenue. Accordingly, hotels owned, managed or franchised by On Command's five largest hotel chain customers accounted for 72% of On Command's total net room revenue during 2002. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on the Company's results of operations and financial condition.

    As further discussed below, the Hilton master contract has expired, and Hilton has signed a new master contract with a competitor of On Command. In addition, On Command does not have master contracts with either Starwood or Six Continents, and the Hyatt master contract provides for the simultaneous expiration of On Command's contractual relationships with all of the individual hotels

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that are subject to the Hyatt master contract as of December 31, 2004. At December 31, 2002, On Command provided entertainment services to approximately 178,000 rooms in hotels that are owned, managed or franchised by Starwood or Six Continents. Agreements with respect to approximately 54% of such Starwood and Six Continents rooms have already expired, or will expire by December 31, 2004. At December 31, 2002, approximately 39,000 or 61% of On Command's Starwood rooms were located in Sheraton or Four Points hotels that, depending on whether such hotels are owned, managed or franchised by Starwood, may be covered by a master contract with a competitor of On Command upon the expiration of such hotels' contracts with On Command. On Command is actively pursuing master agreements with Hyatt and Six Continents, and with Starwood with respect to the Starwood brands that are not already covered by a competitor's contract. In certain cases, On Command is also pursuing direct contractual relationships with individual hotels that are owned, managed or franchised by these hotel chains. No assurance can be given that On Command will be successful in executing master or individual hotel contracts. Due to the significant cost involved in changing the proprietary video equipment installed in hotels, On Command expects that, regardless of the expiration dates of master contracts or individual contracts with hotels, On Command will continue to be the provider of in-room entertainment services for individual hotels that are not under contract until such time as a competitor's equipment can be installed. For this and other reasons, On Command does not anticipate that it will cease earning revenue from all of its Hyatt rooms on December 31, 2004 in the event that a new master contract has not been executed by that date.

    In October 2000, Hilton announced that it would not be renewing its master contract with On Command. As a result, hotels owned, managed or franchised by Hilton are currently subject to a master contract between Hilton and a competitor of On Command. Accordingly, On Command anticipates that hotels owned by Hilton will not renew their contracts as they expire. On the other hand, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with On Command, and, although no assurance can be given, On Command anticipates that certain of those hotels will choose to renew. At December 31, 2002, On Command provided service to approximately 126,200 rooms in 534 hotels that are owned, managed or franchised by Hilton. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton. Through December 31, 2002, On Command's contracts with 71 of the aforementioned 534 hotels (20,400 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. On Command's individual contracts with the remaining 463 Hilton hotels (105,800 rooms) expire at various dates through 2010, with 56% of those rooms expiring by 2005. During 2002, On Command entered into new contracts, or renewed existing contracts, with respect to 7,000 rooms that were franchised by Hilton, and 2,600 rooms that were managed by Hilton. Over time, On Command anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton will decrease. However, due to the uncertainties involved, On Command is currently unable to predict the amount and timing of the revenue decreases.

    During 2001, Marriott, Hilton and Six Continents accounted for 27%, 19% and 12%, respectively of On Command's net room revenue. During 2000, Marriott, Hilton and Six Continents accounted for 24%, 20% and 11%, respectively of On Command's net room revenue.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(18) COMMITMENTS AND CONTINGENCIES

    COMMITMENTS

    The Company leases office space and certain equipment pursuant to noncancelable operating leases. Rental expense under such agreements amounted to $3,737,000, $4,914,000 and $3,967,000 for 2002, 2001 and 2000, respectively.

    Future minimum annual payments under non-cancelable operating leases at December 31, 2002 are as follows (amounts in thousands):

YEARS ENDING DECEMBER 31:
-------------------------
  2003......................................................   $3,229
  2004......................................................    2,124
  2005......................................................      881
  2006......................................................      308
  2007 and thereafter.......................................       95
                                                               ------
  Total.....................................................   $6,637
                                                               ======

    The foregoing future minimum payment amounts include $1,590,000 of future payments provided for in certain On Command restructuring accruals. Such reserves are included in other accrued liabilities and other long term liabilities in the accompanying consolidated balance sheets.

    On Command is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, On Command is committed to carry such suppliers' programming on its video systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of rooms.

    In certain cases, On Command has entered into master contracts whereby On Command has agreed to purchase televisions and/or provide other forms of capital assistance and, to a lesser extent, provide television maintenance services to hotels during the respective terms of the applicable contracts.

    In connection with the first quarter 2001 acquisition of Hotel Digital Network, Inc. ("HDN"), On Command entered into a stockholders' agreement (the "HDN Stockholders' Agreement") with the then controlling stockholder of Hotel Digital Network (the "HDN Stockholder"). The HDN Stockholders' Agreement provides the HDN Stockholder with the right during each of the 30-day periods beginning on March 1, 2003 and 2004 to require On Command to exchange shares of On Command Common Stock for all, but not less than all, of the HDN common shares held by the HDN Stockholder. On March 20, 2003, the HDN Stockholder exercised such right. The HDN Stockholders' Agreement also provides On Command with the right during the 30-day period beginning on March 1, 2006 to require the HDN Stockholder to exchange all, but not less than all, of his HDN common shares for shares of On Command Common Stock. The number of shares of On Command Common Stock to be issued in any such exchanges will be determined based on the then market value of On Command Common Stock and the then fair value of HDN common stock, each as determined in accordance with the HDN Stockholders' Agreement. At December 31, 2002, On Command held 85.9%, and the HDN Stockholder held 13.3% of the outstanding HDN common stock. Based on On Command's current assessment of values, On Command does not expect that the settlement of this obligation will have a material impact on its capitalization, financial condition or results of operations.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    CONTINGENCIES

    Liberty Media International, Inc. ("Liberty International"), a subsidiary of Liberty Media, and other investors in the Sky Latin America businesses have severally guaranteed obligations due under certain transponder agreements and equipment lease agreements through 2018. The Company has indemnified Liberty International with respect to Liberty International's obligations under these guarantees. At December 31, 2002, the portions of the remaining undiscounted obligations due under such transponder agreements and equipment lease agreements that were severally guaranteed by Liberty International aggregated approximately $107,906,000 and $7,000,000, respectively. During the fourth quarter of 2002, Globo Comunicacoes e Participacoes ("GloboPar"), an investor in three of the Sky Latin America entities, announced that it was reevaluating its capital structure. Since that time, GloboPar has not provided any funding to the three Sky Latin America entities in which it is an investor. In the case of one such entity, Sky Multi-Country Partners ("Sky Multi-Country"), the Company and the other investors in Sky Multi-Country have each entered into a Forbearance Agreement with respect to Sky Multi-Country's obligations under a Transponder Services Agreement with PamAmSat Corporation (successor-in-interest to PamAmSat International, Inc.) ("PamAmSat"). Pursuant to the Forbearance Agreement, PamAmSat will forbear from enforcing its rights under the Transponder Services Agreement through April 30, 2003, provided that it receives at least 70% of the fees due under the Transponder Services Agreement. Through March 15, 2003, the Company and the other investors in Sky Multi-Country have collectively funded at lease 70% of the fees due under the Transponder Service Agreement. At
December 31, 2002, the aggregate obligations of Sky Multi-Country that were severally guaranteed by Liberty International were $40,667,000. Sky Multi-Country funds another Sky Latin America entity in which GloboPar is an investor. At December 31, 2002, the aggregate obligations of this entity that are severally guaranteed by Liberty International were $7,000,000. In the case of Sky Brasil Servicos Limitada ("Sky Brasil"), another entity in which GloboPar is an investor, an investor other than the Company had previously agreed in July 2002 to assume up to $50,000,000 of GloboPar's funding obligations through 2003 in exchange for increased ownership and governance rights. At December 31, 2002, the aggregate obligations of Sky Brasil that are severally guaranteed by Liberty International were $41,360,000. As detailed above, the three entities in which GloboPar is an investor account for approximately $89,027,000 of the aggregate obligations guaranteed by Liberty International at December 31, 2002. To the extent that the Company or other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable transponder agreements and equipment lease agreements. With respect to the equipment lease agreements, default also includes bankruptcy, debt default, or material adverse change in the business or financial condition of any guarantor that materially adversely affects the ability of any such guarantor to perform its obligations under the guarantee. In the event any such defaults were to occur, the default provisions of the applicable agreements would determine the ultimate amount to be paid by the Company. The Company believes that the maximum amount of the Company's aggregate exposure under the default provisions of the various agreements is not in excess of the undiscounted remaining obligations guaranteed by the Company, as set forth above. The Company cannot currently predict if, and to what extent, it will be required to perform under any of such guarantees.

    On Command has received a series of letters from Acacia Media Technologies Corporation regarding a portfolio of patents owned by Acacia. Acacia has alleged that its patents cover certain activities performed by On Command and has proposed that On Command take a license under those patents. On Command is reviewing Acacia's patents and believes there are substantial arguments that Acacia's claims lack merit.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company has contingent liabilities related to other legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(19) INFORMATION ABOUT OPERATING SEGMENTS

    LSAT identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its combined revenue, net earnings or loss, or total assets and those equity method affiliates whose share of earnings or losses represent 10% or more of its pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes. The segment presentation for prior periods has been conformed to the current period segment presentation.

    For the year ended December 31, 2002, LSAT had two operating segments: "On Command" and "Other." On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States and is majority owned and consolidated by LSAT. "Other" includes LSAT's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. LSAT evaluates performance based on the measures of revenue and operating cash flow. LSAT defines operating cash flow as operating income before deducting stock compensation, depreciation and amortization, and asset impairments and other charges. LSAT's definition of operating cash flow may differ from cash flow measurements provided by other public companies. LSAT believes operating cash flow is a widely used financial indicator of companies similar to LSAT and its affiliates, which should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. LSAT generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    LSAT utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                              ON COMMAND    OTHER       TOTAL
                                                              ----------   --------   ---------
                                                                    AMOUNTS IN THOUSANDS
PERFORMANCE MEASURES:

Year ended December 31, 2002
  Revenue...................................................   $238,397        420      238,817
  Operating cash flow.......................................   $ 65,431     (2,378)      63,053

Year ended December 31, 2001
  Revenue...................................................   $239,409     14,978      254,387
  Operating cash flow.......................................   $ 44,131    (11,797)      32,334

Year ended December 31, 2000
  Revenue...................................................   $200,416     17,857      218,273
  Operating cash flow.......................................   $ 50,440      2,502       52,942

BALANCE SHEET INFORMATION:

As of December 31, 2002
  Total assets..............................................   $397,973    477,246      875,219
  Investments in affiliates.................................         --         --           --
As of December 31, 2001
  Total assets..............................................   $584,726    640,171    1,224,897
  Investments in affiliates.................................   $     --     12,158       12,158

    The following table provides a reconciliation of segment operating cash flow to loss before income taxes and minority interest:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                   AMOUNTS IN THOUSANDS
Segment operating cash flow.................................  $  63,053     32,334     52,942
Stock compensation..........................................       (292)      (268)     3,115
Depreciation and amortization...............................   (133,400)  (172,326)  (135,312)
Asset impairments and other charges.........................     (8,850)      (709)    (1,634)
Interest expense............................................    (18,530)   (47,477)   (34,843)
Share of losses of affiliates...............................    (13,705)  (424,247)    (7,251)
Nontemporary declines in fair value of investments..........   (163,881)   (96,438)    (9,860)
Unrealized gain (losses) on financial instruments...........      2,393     38,891    (14,426)
Other, net..................................................       (611)    (2,021)   (13,218)
                                                              ---------   --------   --------
Loss before income taxes and minority interest..............  $(273,823)  (672,261)  (160,487)
                                                              =========   ========   ========

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           1ST        2ND        3RD        4TH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                        ---------   --------   --------   --------
                                                                  AMOUNTS IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNTS
2002:
  Revenue, as reported................................  $     105    61,104     60,895
    Adjustment for related party acquisition accounted
      for similar to a pooling of interests...........     57,383        --         --
                                                        ---------   -------    -------
  Revenue, as adjusted................................  $  57,488    61,104     60,895      59,330
                                                        =========   =======    =======    ========
  Operating loss, as reported.........................  $    (941)  (21,920)   (17,600)
    Adjustment for related party acquisition accounted
      for similar to a pooling of interests...........    (20,338)       --         --
                                                        ---------   -------    -------
  Operating loss, as adjusted.........................  $ (21,279)  (21,920)   (17,600)    (18,690)
                                                        =========   =======    =======    ========

  Loss before cumulative effect of accounting change,
    as reported.......................................  $   6,314   (83,941)   (29,666)
    Adjustment for related party acquisition accounted
      for similar to a pooling of interests...........    (32,159)       --         --
                                                        ---------   -------    -------
  Loss before cumulative effect of accounting change,
    as adjusted.......................................  $ (25,845)  (83,941)   (29,666)    (98,585)
                                                        =========   =======    =======    ========
  Net loss attributable to common shareholders, as
    reported..........................................  $  (2,629)  (92,971)   (38,696)
    Adjustment for related party acquisition accounted
      for similar to a pooling of interests...........   (138,083)       --         --
                                                        ---------   -------    -------
  Net loss attributable to common shareholders, as
    adjusted..........................................  $(140,712)  (92,971)   (38,696)   (107,615)
                                                        =========   =======    =======    ========
  Basic and diluted loss per common share before
    cumulative effect of accounting change, as
    reported..........................................  $    0.84     (2.02)     (0.67)
    Adjustment for related party acquisition accounted
      for similar to a pooling of interests...........      (1.46)       --         --
                                                        ---------   -------    -------
  Basic and diluted loss per common share before
    cumulative effect of accounting change, as
    adjusted..........................................  $   (0.62)    (2.02)     (0.67)      (2.15)
                                                        =========   =======    =======    ========
  Basic and diluted loss per common share, as
    reported..........................................  $   (0.35)    (2.24)     (0.88)
    Adjustment for related party acquisition accounted
      for similar to a pooling of interests...........      (3.04)       --         --
                                                        ---------   -------    -------
  Basic and diluted loss per common share, as
    adjusted..........................................  $   (3.39)    (2.24)     (0.88)      (2.35)
                                                        =========   =======    =======    ========

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES

            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                          1ST        2ND        3RD        4TH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
                                                                  AMOUNTS IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS
2001:
  Revenue, as reported................................  $    105        105       105         105
    Adjustment for related party acquisition accounted
      for similar to a pooling of interests...........    67,645     69,145    61,642      55,535
                                                        --------   --------   -------    --------
  Revenue, as adjusted................................  $ 67,750     69,250    61,747      55,640
                                                        ========   ========   =======    ========
  Operating loss, as reported.........................  $   (759)      (785)   (1,664)     (1,531)
    Adjustment for related party acquisition accounted
      for similar to a pooling of interests...........   (32,361)   (44,456)  (28,358)    (31,055)
                                                        --------   --------   -------    --------
  Operating loss, as adjusted.........................  $(33,120)   (45,241)  (30,022)    (32,586)
                                                        ========   ========   =======    ========
  Net loss attributable to common shareholders, as
    reported..........................................  $(12,088)   (49,203)   (9,154)    (67,975)
    Adjustment for related party acquisition accounted
      for similar to a pooling of interests...........   (55,323)  (161,784)  (26,494)   (256,362)
                                                        --------   --------   -------    --------
  Net loss attributable to common shareholders, as
    adjusted..........................................  $(67,411)  (210,987)  (35,648)   (324,337)
                                                        ========   ========   =======    ========
  Basic and diluted loss per common share, as
    reported..........................................  $  (1.65)     (6.72)    (1.22)      (9.03)
    Adjustment for related party acquisition accounted
      for similar to a pooling of interests...........       .02       1.61       .36        1.22
                                                        --------   --------   -------    --------
  Basic and diluted loss per common share, as
    adjusted..........................................  $  (1.63)     (5.11)    (0.86)      (7.81)
                                                        ========   ========   =======    ========

(21) SUBSEQUENT EVENTS

    In March 2003, the Company received proceeds of approximately $149 million upon the sale of a portion of its Sprint PCS Stock and the settlement of a portion of its interests in the Sprint PCS Stock equity collar. The Company used approximately $48 million of such proceeds to repay all amounts due under its note payable to Liberty Media. In April 2003, the Company expects to receive additional proceeds of approximately $154 million in connection with the sale of its remaining Sprint PCS Stock and the settlement of its remaining interests in the Sprint PCS Stock equity collar. The Company expects to use approximately $115 million of such proceeds to repay all amounts due under the PCS Loan Facility.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following lists the directors and executive officers of Liberty Satellite and Technology, Inc. ("LSAT," and together with its consolidated subsidiaries, the "Company"), their birth dates, a description of their business experience and positions held with the Company, as of February 1, 2003, unless otherwise noted.

NAME                                               POSITION
----                     ------------------------------------------------------------
Alan M. Angelich .....   Has served as a director of the Company since August 2000.
Born October 22, 1943    Mr. Angelich has been the President of Janco Capital
                         Partners, Inc., an investment banking firm specializing in the telecommunications industry, since December 1995 when he co-founded the firm.

Robert R. Bennett ....   Has served as a director of the Company since August 2000.
Born April 19, 1958      Mr. Bennett has served as President and Chief Executive
                         Officer of the Company's parent, Liberty Media Corporation
                         ("Liberty Media"), since April 1997. Mr. Bennett served as
                         Executive Vice President of Tele-Communications, Inc.
                         ("TCI") (now a part of Comcast Corporation) from April 1997 to March 1999. Mr. Bennett has held various executive
                         positions since Liberty Media's inception in 1990. Mr.
                         Bennett is a director of Liberty Media, Ascent Media Group,
                         Inc. (formerly Liberty Livewire Corporation) ("Ascent
                         Media"), UnitedGlobalCom, Inc. ("UnitedGlobalCom"), USA
                         Interactive, and OpenTV Corp.

William H. Berkman .     Has served as a director of the Company since August 2000.
Born February 26, 1965   Since January 2000, Mr. Berkman has been the Managing
                         Partner of the Associated Group, LLC, the general partner of
                         Liberty Associated Partners, LP, an investment partnership specializing in the telecommunications and media industry.
                         From 1994 to January 2000, Mr. Berkman was a principal at
                         The Associated Group, Inc., a publicly traded company. Mr.
                         Berkman was also one of the founders of Teligent, Inc. and served as a member of Teligent, Inc.'s board of directors
                         from August 1996 to January 2000.

William R.               Has served as a director of the Company since April 1, 2002.
Fitzgerald .             Mr. Fitzgerald has served as Senior Vice President of
Born May 20, 1957        Liberty Media and as Chairman of the Board of Ascent Media,
                         since August 2000, and has served as Acting Chief Executive
                         Officer of Ascent Media since May 2002. Mr. Fitzgerald
                         served as Chief Operating Officer, Operations
                         Administration, of AT&T Broadband LLC (formerly TCI, and now a part of Comcast Corporation), from August 1999 to May
                         2000, and Executive Vice President and Chief Operating
                         Officer of TCI from March 1999 to August 1999. Mr.
                         Fitzgerald served as Executive Vice President and Chief
                         Operating Officer of TCI Communications, Inc. (TCI
                         Communications"), the domestic cable subsidiary of TCI, from
                         November 1998 to March 1999, and served as Executive Vice
                         President of TCI Communications from December 1997 to March
                         1999. Mr. Fitzgerald is a director of On Command Corporation
                         ("On Command"), an indirect subsidiary of the Company, and
                         Ascent Media.

                                     III-1

NAME                                               POSITION
----                     ------------------------------------------------------------
John W. Goddard ......   Has served as a director of the Company since December 1996.
Born May 4, 1941         Mr. Goddard served as President and Chief Executive Officer of the cable division of Viacom International, Inc. from
                         1980 until the division was sold in July 1996. Mr. Goddard is also a director of Cable Television Laboratories, Inc.
                         (Cablelabs), and The Deafness Research Foundation and is a
                         Trustee of the Walter Kaitz Foundation.

J. Curt Hockemeier ...   Has served as a director of the Company since August 2000.
Born May 15, 1948        Mr. Hockemeier has been President of Arbinet-thexchange, a leading online telecommunications exchange, since April
                         2000, and Chief Executive Officer since August 2000. From
                         June 1999 until April 2000, Mr. Hockemeier served as
                         Executive Vice President and Chief Operating Officer for
                         telephone operations for AT&T Broadband, LLC (formerly TCI, and now a part of Comcast Corporation) and from July 1998
                         until June 1999, he served as AT&T Local Network Services'
                         Vice President. Beginning in 1992, Mr. Hockemeier served as
                         Senior Vice President of Affiliate Services for Teleport
                         Communications Group and held other senior management
                         positions with Teleport, including Senior Vice President of
                         National Operations, until AT&T Corporation acquired
                         Teleport Communications Group in July 1998.

Gary S. Howard .......   Has served as Chairman of the Board since August 2000 and
Born February 22, 1951   has served as a director of the Company since November 1996.
                         Mr. Howard served as Chief Executive Officer of the Company from December 1996 until April 2000. From February 1995
                         through August 1997, Mr. Howard also served as President of the Company. Mr. Howard has served as the Executive Vice
                         President, Chief Operating Officer and director of Liberty
                         Media since July 1998. Mr. Howard served as Executive Vice
                         President of TCI from December 1997 to March 1999; as Chief
                         Executive Officer, Chairman of the Board and director of TV
                         Guide, Inc. from June 1997 to March 1999; and as President and Chief Executive Officer of TCI Ventures Group, LLC from
                         December 1997 to March 1999. Mr. Howard is a director of
                         Liberty Media, Ascent Media, UnitedGlobalCom, On Command and
                         SpectraSite, Inc.

Kenneth G. Carroll ...   Has served as Senior Vice President and Chief Financial
Born April 21, 1955      Officer of the Company since February 1995 and as Treasurer since August 1999. Mr. Carroll is currently the Company's
                         acting President. He has also served as Senior Vice
                         President and Chief Financial Officer of Phoenixstar, Inc.
                         (formerly known as PRIMESTAR, Inc.) since April 1998. Mr.
                         Carroll is a director of On Command.

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

                                     III-2

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

    Based solely on review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations that no Forms 5 were required, the Company believes that, during the year ended December 31, 2002, its officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

    (a) SUMMARY COMPENSATION TABLE

    The following table is a summary of all forms of compensation paid by the Company to the officer named therein for services rendered in all capacities to the Company for the fiscal years ended December 31, 2002, 2001 and 2000.

                                                       ANNUAL
                                                    COMPENSATION        LONG-TERM COMPENSATION
                                                    ------------      --------------------------
                                                                                      SECURITIES          ALL
                                                                      RESTRICTED      UNDERLYING         OTHER
NAME AND PRINCIPAL POSITION                                             STOCK          OPTIONS/       COMPENSATION
WITH THE COMPANY                           YEAR        SALARY           AWARD            SARS             (4)
---------------------------------------  --------   ------------      ----------      ----------      ------------
Kenneth G. Carroll ....................    2002       $284,457         $     --             --           $17,856
  (Senior Vice President,                  2001       $278,000         $314,063(2)      15,000(3)        $17,500
  CFO, Treasurer and Acting President)     2000       $238,343(1)      $     --             --           $15,000

------------------------

(1) Mr. Carroll began receiving compensation from the Company on February 1, 2000. Accordingly, the 2000 compensation information included in the table represents eleven months of employment.

(2) Effective February 1, 2001, Mr. Carroll was granted 7,500 restricted shares of the Company's Series A common stock ("Series A Common Stock"). Such shares vested 25% on February 1, 2003, and will vest an additional 25% on February 1, 2004, 2005 and 2006.

(3) Pursuant to the Company's 1996 Stock Incentive Plan (the "LSAT 1996 Plan") and effective August 10, 2001, Mr. Carroll was granted an aggregate of 15,000 options to acquire shares of Series A Common Stock at a purchase price of $26.00.

(4) Includes LSAT contributions to the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Savings Plan") beginning in April 2000. Mr. Carroll is fully vested in such plan.

    Since April 2000, LSAT employees have been eligible to participate in the Liberty 401(k) Savings Plan. The Liberty 401(k) Savings Plan provides employees with an opportunity to save for retirement. The Liberty 401(k) Savings Plan participants may contribute up to 10% of their pre-tax compensation and/or up to 10% of their post-tax compensation. Liberty 401(k) Savings contributes a matching contribution of 100% of the participants' contributions. Participant contributions to the Liberty 401(k) Savings Plan are fully vested upon contribution.

                                     III-3

    Generally, participants acquire a vested right in Liberty 401(k) Savings Plan contributions as follows:

YEARS OF SERVICE                                      VESTING PERCENTAGE
----------------                                      ------------------
Less than 1.........................................            0%
1-2.................................................           33%
2-3.................................................           66%
3 or more...........................................          100%

    Directors who are not employees of Liberty Media are ineligible to participate in the Liberty 401(k) Savings Plan. Under the terms of the Liberty 401(k) Savings Plan, employees are eligible to participate after three months of service.

    (b) OPTION GRANTS IN LAST FISCAL YEAR

    No stock options were granted during the year ended December 31, 2002 to the named executive officer of the Company.

    (c) AGGREGATED LSAT OPTION/STOCK APPRECIATION RIGHT ("SAR") EXERCISES AND FISCAL YEAR-END LSAT

    OPTION/SAR VALUES

    The following table provides, for the executive named in the Summary Compensation Table, information on (i) the exercise during the year ended December 31, 2002, of options/SARs with respect to shares of Series A Common Stock, (ii) the number of shares of Series A Common Stock represented by unexercised options/SARs owned by him at December 31, 2002, and (iii) the value of those options/ SARs as of the same date.

                                                                               NUMBER OF
                                                                              SECURITIES       VALUE OF
                                                                              UNDERLYING      UNEXERCISED
                                                                              UNEXERCISED    IN-THE-MONEY
                                                                               OPTIONS/        OPTIONS/
                                                                                SARS AT         SARS AT
                                                                             DECEMBER 31,    DECEMBER 31,
                                                      SHARES                     2002            2002
                                                     ACQUIRED      VALUE     EXERCISABLE/    EXERCISABLE/
NAME                                                ON EXERCISE   REALIZED   UNEXERCISABLE   UNEXERCISABLE
----                                                -----------   --------   -------------   -------------
Kenneth G. Carroll
  Exercisable Series A............................         --          --       31,465               --
  Unexercisable Series A..........................         --          --       36,250               --

    (d) COMPENSATION OF DIRECTORS

    Members of the LSAT Board who are also full-time employees of the Company or Liberty Media, or any of their respective subsidiaries, do not receive any additional compensation for their services as directors. Directors who are not full-time employees of the Company or Liberty Media, or any of their respective subsidiaries, receive a retainer of $30,000 per year. Directors are generally not separately compensated for service on committees. All members of the LSAT Board are reimbursed for expenses incurred to attend any meeting of the LSAT Board or any committee thereof. In addition, the TCI Satellite
Entertainment, Inc. 1997 Nonemployee Director Stock Option Plan (the "LSAT DSOP") provides for the grant to each person that is a member of the LSAT Board and is not an employee of the Company, its subsidiaries or its affiliates, of options to purchase 5,000 shares of Series A Common Stock. Such grant of options is made at the time a person first becomes an LSAT director. The LSAT DSOP provides that the per share exercise price of each option granted under the LSAT DSOP will be equal to the fair market value of the Series A Common Stock on the date such option is granted. In

                                     III-4
general, fair market value is determined by reference to the last sale price for shares of Series A Common Stock on the date of grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table lists stockholders (excluding any directors or officers of the Company) believed by the Company to be the beneficial owners of more than five percent of the outstanding voting securities as of December 31, 2002 based upon filings pursuant to Section 13(d) or (g) under the Securities Exchange Act of 1934, as amended. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after December 31, 2002, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them except as otherwise stated in the notes to the table.

                                                                  NUMBER OF
                                                                    SHARES                      COMBINED
                                                                 BENEFICIALLY                    VOTING
NAME AND ADDRESS OF                                                 OWNED        PERCENT OF   POWER OF ALL
BENEFICIAL OWNER                          TITLE OF CLASS        (IN THOUSANDS)    CLASS(1)    HOLDINGS(1)
-------------------                  ------------------------   --------------   ----------   ------------
Liberty Media Corporation .........  Series B Preferred Stock          150          100.0%        97.6%(2)
  12300 Liberty Boulevard               Series A Common Stock        4,924           44.4%
  Englewood, Colorado                   Series B Common Stock       34,332(2)        98.8%(2)

Arnhold and S. Bleichroeder .......  Series B Preferred Stock           --             --            *
  Advisers, Inc. (3)                    Series A Common Stock          200            1.8%
  1345 Avenue of the Americas           Series B Common Stock           --             --
  New York, NY 10105

Michael M. Kellen (4) .............  Series B Preferred Stock           --             --            *
  1345 Avenue of the Americas           Series A Common Stock          598            5.4%
  New York, NY 10105                    Series B Common Stock           --             --

------------------------

*   Less than one percent.

                                     III-5

(1) Based on 150,000 shares of the Series B Preferred Stock ("Series B Preferred Stock"), 11,078,834 shares of Series A Common Stock and 34,765,055 shares of Series B Common Stock outstanding as of December 31, 2002.

(2) Does not include 1,696,717 shares of Series B common stock ("Series B Common Stock") issuable upon conversion of the Series B Preferred Stock.

(3) Based upon a Schedule 13D jointly filed on November 5, 2002 by Michael M. Kellen, an individual, DEF Associates N.V., a corporation incorporated in Saint Maarten under the laws of the Netherlands Antilles, Arnhold and S. Bleichroeder Holdings, Inc., a New York corporation ("A&SB Holdings"), and Arnhold and S. Bleichroeder Advisers, Inc., a New York corporation ("A&SB Advisers") and a wholly-owned subsidiary of A&SB Holdings. The foregoing persons are hereinafter referred to collectively as the A&SB Reporting Persons. DEF Associates owns 200,000 shares. Each of A&SB Advisers, by reason of its investment advisory relationship with DEF Associates, and A&SB Holdings, by reason of its controlling ownership of A&SB Advisers, may be deemed to own the 200,000 shares owned by DEF Associates. DEF Associates, A&SB Advisers and A&SB Holdings share the power to direct the vote and the disposition of 200,000 shares. While the beneficial ownership of the A&SB Reporting Persons amounts to less than five percent of the outstanding shares of Series A common stock, their beneficial ownership is related to, and reported on, the same Schedule 13D for Michael Kellen's beneficial ownership of shares of Series A common stock. For a further discussion of Mr. Kellen's relationship to the A&SB Reporting Persons, please see note (4) to this table below.

(4) Based upon the Schedule 13D jointly filed on November 5, 2002 by the A&SB Reporting Persons. A Senior Vice President and Director of A&SB Holdings, Mr. Kellen, in his individual capacity, has discretionary investment management authority with respect to certain assets of the funds advised by A&SB Advisers, including the 200,000 shares held by DEF Associates.
    Mr. Kellen, therefore, may also be deemed to beneficially own such 200,000 shares. Mr. Kellen also beneficially owns 397,740 shares of Series A common stock through certain discretionary accounts under his management.
    Mr. Kellen has the shared power to direct the vote and the disposition of 597,740 shares.

    (b) SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth information with respect to the ownership by each director and each of the named executive officers of LSAT and by all directors and executive officers of LSAT as a group of shares of Series A Common Stock and Series B Common Stock. In addition, the table sets forth information with respect to the ownership of such individuals of shares of On Command common stock ("On Command Common Stock"), and of Liberty Media Series A common stock ("Liberty Media Series A Common Stock") and Liberty Media Series B common stock ("Liberty Media Series B Common Stock"). Liberty Media owns a controlling interest in LSAT, and LSAT owns a controlling interest in On Command.

                                     III-6

    The following information is given as of December 31, 2002 and, in the case of percentage ownership information, is based on 11,078,834 shares of Series A Common Stock, 34,765,055 shares of Series B Common Stock, 30,854,489 shares of On Command common stock, 2,476,953,566 shares of Liberty Media Series A Common Stock, and 212,044,128 shares of Liberty Media Series B Common Stock, outstanding on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after December 31, 2002, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them, except as indicated in the notes to the table.

                                                            NUMBER
                                                          OF SHARES
                                                         BENEFICIALLY                  PERCENT
                                                            OWNED                         OF       VOTING
NAME                               TITLE OF CLASS       (IN THOUSANDS)                  CLASS      POWER
----                           ----------------------   --------------                 --------   --------
Directors:
  Alan M. Angelich...........  Series A                          3           (1)           *          *
                               Series B                         --                        --
                               On Command                       --                        --
                               Liberty Media Series A           40                         *          *
                               Liberty Media Series B           --                        --

  Robert R. Bennett..........  Series A                          1           (2)           *          *
                               Series B                         --                        --
                               On Command                       --                        --
                               Liberty Media Series A        3,800       (3)(4)(5)(6)      *        1.8%
                               Liberty Media Series B        7,923           (4)         3.6%

  William H. Berkman.........  Series A                          3          (1)(7)         *          *
                               Series B                         --                        --
                               On Command                       --                        --
                               Liberty Media Series A        1,382           (8)           *          *
                               Liberty Media Series B           --                        --

  William R. Fitzgerald......  Series A                         --                        --
                               Series B                         --                        --
                               On Command                       --                        --
                               Liberty Media Series A          654         (9)(10)         *          *
                               Liberty Media Series B           --                        --

                                     III-7

                                                            NUMBER
                                                          OF SHARES
                                                         BENEFICIALLY                  PERCENT
                                                            OWNED                         OF       VOTING
NAME                               TITLE OF CLASS       (IN THOUSANDS)                  CLASS      POWER
----                           ----------------------   --------------                 --------   --------
  John W. Goddard............  Series A                          5         (11)(12)        *          *
                               Series B                         --           (11)         --
                               On Command                       --                        --
                               Liberty Media Series A           83           (11)          *          *
                               Liberty Media Series B           73           (11)          *

  J. Curt Hockemeier.........  Series A                          3           (1)           *          *
                               Series B                         --                        --
                               On Command                       --                        --
                               Liberty Media Series A            2           (13)          *          *
                               Liberty Media Series B           --                        --

  Gary S. Howard.............  Series A                         58           (14)          *          *
                               Series B                         --                        --
                               On Command                        1                         *          *
                               Liberty Media Series A        5,651       (15)(16)(17)      *          *
                                                                           (18)(19)
                               Liberty Media Series B           --                        --

Named executive officer:
  Kenneth G. Carroll.........  Series A                         44           (20)          *          *
                               Series B                         --                        --
                               On Command                       --                        --
                               Liberty Media Series A           17           (21)          *          *
                               Liberty Media Series B           --                        --

All directors and executive                                    117                       1.1%         *
  officers as a group........  Series A
                               Series B                         --                        --
                               On Command                        1                         *          *
                               Liberty Media Series A       11,629                         *        2.0%
                               Liberty Media Series B        7,996                       3.6%

------------------------

   * Less than one percent.

 (1) Assumes the exercise in full of options to purchase 3,333 shares granted pursuant to the Company's Nonemployee Director Stock Option Plan, all of which are exercisable on or within 60 days after December 31, 2002.

 (2) Assumes the exercise in full of stock options granted in tandem with SARs to purchase 500 shares, all of which are exercisable on or within 60 days after December 31, 2002.

 (3) Includes 349,307 restricted shares, none of which was vested at December 31, 2002.

 (4) Assumes the exercise in full of options to purchase 25,640 shares of Liberty Media Series A Common Stock and 7,922,930 shares of Liberty Media Series B Common Stock, all of which are exercisable on or within 60 days after December 31, 2002. Mr. Bennett also has the right to convert options to purchase Liberty Media Series B Common Stock into options to purchase Liberty Media Series A Common Stock.

 (5) Includes 22,287 shares held by the Liberty 401(k) Savings Plan for the benefit of Mr. Bennett.

                                     III-8

 (6) Includes 1,246,580 shares owned by Hilltop Investments, Inc. which is jointly owned by Mr. Bennett and his wife, Mrs. Deborah Bennett.

 (7) Includes 12 shares of Series A Common Stock held by trusts for the benefit of Mr. Berkman's brother's children. Mr. Berkman is the trustee of two of the trusts.

 (8) Assumes the exercise in full of options to purchase 1,306,121 shares, all of which are exercisable on or within 60 days after December 31, 2002.

 (9) Assumes the exercise in full of options to purchase 611,274 shares, all of which are exercisable on or within 60 days after December 31, 2002.

 (10) Includes 6,168 shares held by the Liberty 401(k) Savings Plan for the benefit of Mr. Fitzgerald.

 (11) Includes 140 shares of Series A Common Stock, 142 shares of Series B Common Stock, 83,136 shares of Liberty Media Series A Common Stock and 72,772 shares of Liberty Media Series B Common Stock held in trusts in which Mr. Goddard is a beneficial owner.

 (12) Assumes the exercise in full of options to purchase 5,000 shares granted pursuant to the Company's Nonemployee Director Stock Option Plan, all of which are exercisable on or within 60 days after December 31, 2002.

 (13) Includes 1,603 shares held by a long-term 401(k) savings plan for the benefit of Mr. Hockemeier.

 (14) Assumes the exercise in full of Company stock options to purchase 49,965 shares, all of which are exercisable on or within 60 days after December 31, 2002. Also includes 2,549 shares held by trusts of which Mr. Howard is beneficial owner as trustee for his children.

 (15) Includes 291,089 restricted shares held by a Grantor Retained Annuity Trust, none of which were vested at December 31, 2002.

 (16) Assumes the exercise in full of options to purchase 4,173,183 shares, all of which are exercisable on or within 60 days after December 31, 2002.

 (17) Includes 40,623 shares held by the Liberty 401(k) Savings Plan for the benefit of Mr. Howard.

 (18) Includes 314,376 shares held by a Grantor Retained Annuity Trust.

 (19) Includes 12,284 shares owned directly by Mr. Howard's wife, Mrs. Leslie D. Howard, and 185,120 shares owned by Mrs. Leslie D. Howard that are held by a Grantor Retained Annuity Trust, as to which shares Mr. Howard has disclaimed beneficial ownership.

 (20) Assumes the exercise in full of Company stock options to purchase 31,465 shares, all of which are exercisable on or within 60 days after December 31, 2002. Also includes 7,500 restricted shares issued in February 2001, 25% of which vest within 60 days of December 31, 2002.

 (21) Includes 4,721 shares held by the Liberty 401(k) Savings Plan for the benefit of Mr. Carroll

                                     III-9

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

    The following table sets forth information as of December 31, 2002 with respect to securities authorized for issuance under the Company's equity compensation plans.

                                                                                           NUMBER OF
                                                                                          SECURITIES
                                                         NUMBER OF                       AVAILABLE FOR
                                                       SECURITIES TO      WEIGHTED      FUTURE ISSUANCE
                                                         BE ISSUED        AVERAGE        UNDER EQUITY
                                                       UPON EXERCISE   EXERCISE PRICE    COMPENSATION
                                                            OF               OF              PLANS
                                                        OUTSTANDING     OUTSTANDING       (EXCLUDING
                                                         OPTIONS,         OPTIONS,        SECURITIES
                                                       WARRANTS AND     WARRANTS AND     REFLECTED IN
PLAN CATEGORY                                            RIGHTS(A)         RIGHTS         COLUMN(A))
-------------                                          -------------   --------------   ---------------
Equity compensation plans approved by security
  holders:
  Liberty Satellite & Technology 1996 Incentive
    Plan:............................................     324,070          $82.55           141,680
  TCI Satellite Entertainment, Inc. 1997 Nonemployee
    Director Stock Option Plan.......................      35,000          $96.88            10,000
Equity compensation plans not approved by security
  holders--None......................................          --              --                --
                                                          -------                           -------
Total................................................     359,070          $83.94           151,680
                                                          =======          ======           =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    GENERAL. Liberty owns a controlling interest in the Company. For so long as Liberty continues to indirectly control more than 50% of the outstanding voting stock of the Company, it will be able, among other things, to approve any corporate action requiring stockholder approval, by a majority or plurality, including the election of directors and, amendments to the Company's Amended and Restated Certificate of Incorporation and Bylaws, without the consent of the other stockholders of the Company. In addition, through its representation on the Board of Directors, Liberty is able to influence certain decisions, including decisions with respect to the Company's dividend policy, the Company's access to capital (including the decision to incur additional indebtedness or issue additional shares of common or preferred stock), mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company and any change in control of the Company.

    DIVIDENDS ON PREFERRED STOCK HELD BY LIBERTY MEDIA. In accordance with the terms of the Series A Preferred Stock and Series B Preferred Stock, through March 31, 2003, the Company has the right to issue shares of Series A Common Stock in satisfaction of its dividend liability. During the year ended
December 31, 2002, the Company issued 4,320,277 shares of Series A Common Stock, representing a $13,500,000 dividend obligation under the terms of the Series A Preferred Stock and a $9,000,000 dividend obligation under the terms of Series B Preferred Stock. During the same period, cash dividends on the Series A Preferred Stock and Series B Preferred Stock have aggregated $4,500,000 and $3,000,000, respectively.

    PROMISSORY NOTE WITH LIBERTY MEDIA. On March 16, 2000, the Company paid Liberty Media $60,000,000 in the form of an unsecured promissory note in exchange for a 13.99% ownership interest in LSAT Astro LLC. Interest on the note accrued interest at the 3 month LIBOR plus 2% (3.74% at December 31, 2002). Interest payments were due semi-annually on the first day of March and September. As of December 31, 2002, the unpaid principal balance on the note was $48,411,000 and accrued interest under this note was $614,000. Interest expense on the note for the year ended December 31, 2002 was $1,992,000. All amounts due under this note were repaid in March 2003.

                                     III-10

    LSAT LLC AND ASCENT ENTERTAINMENT TRANSACTION. On August 16, 2001, the Company entered into two interrelated purchase agreements with Liberty Media and certain of its subsidiaries and affiliates. Both agreements were amended in November 2001 and January 2002. One agreement provided for the Company's acquisition of certain subsidiaries of Liberty Media that collectively held the aggregate 89.41% ownership interest in Liberty Satellite, LLC ("LSAT LLC") not already owned by LSAT in exchange for 25,298,379 shares of Series B Common Stock of the Company. The second purchase agreement provided for the Company's acquisition of 100% of the capital stock of Ascent Entertainment from a subsidiary of Liberty Media in exchange for 8,701,621 shares of Series B Common Stock of the Company. Ascent Entertainment's primary operating subsidiary is On Command, which provides in-room, on-demand video entertainment and information services to hotels, motels and resorts, primarily in the United States. The foregoing transaction (the "LSAT LLC and Ascent Entertainment Transaction") closed on April 1, 2002.

    Concurrently with the closing of the LSAT LLC and Ascent Entertainment Transaction, Liberty Media contributed to the Company, as part of those transactions and for no additional consideration, promissory notes issued by LSAT LLC due to subsidiaries of Liberty Media, with an aggregate principal balance of $18,552,000. Interest expense on these notes was $404,000 during the first quarter of 2002.

    REGISTRATION RIGHTS AGREEMENT BETWEEN THE COMPANY AND LIBERTY MEDIA. The Company and Liberty Media are parties to a registration rights agreement, dated as of March 16, 2000, whereby Liberty Media and its affiliates have at any time, the right to request that the Company register under the Securities Act of 1933, as amended, (the "Securities Act") any and all of the shares of Series A Common Stock and Series B Common Stock (collectively, "LSAT Common Stock") or shares of the Company's capital stock that are convertible into shares of LSAT Common Stock, owned by them, subject to the terms and conditions thereunder. Liberty Media and its affiliates also have certain "piggy-back" registration rights, whereby anytime the Company proposes to register shares of the Company's capital stock under the Securities Act, Liberty Media and its affiliates have the right to include their shares of the Company's capital stock in such registration. In general, the Company will bear the expenses incurred in connection with the registration and distribution of shares of the LSAT Common Stock owned by Liberty Media and its affiliates. The Company and Liberty Media entered into an amendment to this registration rights agreement to include thereunder the shares of Series B Common Stock that Liberty Media and its affiliates acquired as a result of the consummation of the LSAT LLC and Ascent Entertainment Transactions.

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

    Changes in the fair market value of the Put Option subsequent to September 29, 2000 were recognized as unrealized gains and losses on financial instruments in the Company's consolidated statements of operations. During the year ended December 31, 2002, the Company recorded an unrealized loss of $2,564,000 related to the Put Option.

                                     III-11

    During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying amount the Put Option liability at an amount ($31,052,000 at December 31, 2002), which represents the Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually.

    EXECUTIVE OFFICER LOANS. Messrs. Carroll and Sophinos, executive officers of the Company, received loans in the principal amounts of $136,000 and $135,000, respectively, to be used solely for the purpose of satisfying tax liabilities related to the lapse of restrictions on shares of common stock awarded under the Company's 1996 Stock Incentive Plan. Through December 31, 2001, the loans accrued interest at an annual rate of 6.41%. In addition, each of the loans originally provided for principal and interest to be payable upon the occurrence of certain events and in no event later than December 1, 2001. During the first quarter of 2002, the Company agreed to extend the maturity dates of the loans to December 31, 2003, and lower the annual interest rates of the loans to 4% per annum. Consistent with the terms of the original loans, interest payments may be deferred by the borrowers until maturity. Each loan is secured in each case by 2,500 shares of Series A Common Stock and are otherwise nonrecourse to the borrowers. As of December 31, 2002, the balances outstanding on the loans to Messrs. Carroll and Sophinos, including accrued interest, were $155,000 and $154,000 respectively. Effective April 27, 2001, Mr. Sophinos became the President of On Command. Since that date, On Command has been responsible for 100% of Mr. Sophinos' compensation.

    EXPENSE ALLOCATIONS FROM LIBERTY MEDIA. Liberty Media allocates rent, salaries, benefits and certain other general and administrative expenses to the Company. Although there is no written agreement with Liberty Media for these services, the Company believes the allocated amounts to be reasonable. The aggregate amount allocated pursuant to this arrangement was $303,000 during 2002. In addition, the Company reimburses Liberty Media for certain expenses paid by Liberty Media on behalf of the Company. Amounts owed to Liberty Media pursuant to these arrangements ($1,585,000 at December 31, 2002) are non-interest bearing and are generally paid on a monthly basis.

    ASCENT MEDIA SATELLITE SERVICES. Effective October 1, 2002, On Command entered into a short-term agreement with Ascent Media pursuant to which Ascent Media supplied On Command with uplink and satellite transport services at a cost of $120,000 through December 31, 2002. On Command had been utilizing the services to test the satellite delivery of content updates to On Command's downlink sites at various hotels. On Command has completed its testing of satellite delivery and the parties have executed a Content Preparation and Distribution Services Agreement, dated March 24, 2003, to be effective April 1, 2003, which will provide for uplink and satellite transport services for a monthly fee of approximately $36,000, subject to adjustment, for a period of five years. The long-term agreement also provides for Ascent Media to supply On Command with content preparation services at a negotiated rate for a period of five years at On Command's request. On Command is also negotiating an agreement with a wholly-owned subsidiary of Ascent Media for the installation by such subsidiary of satellite equipment at On Command's downlink sites at hotels for a set fee per installation completed.

    TAX LIABILITY ALLOCATION AND INDEMNIFICATION AGREEMENT BETWEEN LIBERTY MEDIA AND THE COMPANY. In connection with the LSAT LLC and Ascent Entertainment Transaction, the Company and Liberty Media entered into a Tax Liability Allocation and Indemnification Agreement whereby the Company will be obligated to make a cash payment to Liberty Media in each year that the Company (taken together with any of its subsidiaries) has taxable income. The amount of the payment will be equal to the amount of the taxable income of the Company and its subsidiaries (determined as if the Company and its subsidiaries filed a separate return) multiplied by the highest applicable corporate tax rate. In the event that (1) the Company and its subsidiaries, when treated as a separate group, has a net operating loss or deduction or is entitled to a tax credit for a particular year; and (2) Liberty Media is able to use such loss, deduction or credit to reduce its tax liability, the Company will be entitled to a credit against current and future payments to Liberty Media under the agreement. If the Company

                                     III-12
disaffiliates itself with Liberty Media and the members of Liberty Media's affiliated group prior to the time that the Company is able to use such credit, the Company will be entitled to a payment from Liberty Media at the earlier of the time that (1) the Company and its subsidiaries show they could have used the net operating loss or net tax credit to reduce their own separately computed tax liability or (2) the voting power of the stock of the Company held by Liberty Media and the members of its affiliated group drops below 20%.

    In addition, under the proposed Tax Liability Allocation and Indemnification Agreement, the Company will have the opportunity to participate in the defense of claims of the Internal Revenue Service that might affect its liability under the agreement, and to participate in tax refunds paid to Liberty Media where such refunds are due in part to the Company's operations.

    In connection with the LSAT LLC and Ascent Entertainment Transaction, the Company assumed an intercompany income tax liability owed by Ascent Entertainment to Liberty Media pursuant to a tax liability allocation and indemnification agreement with terms similar to the agreement describe above. At December 31, 2002, the amount owed by Ascent Entertainment to Liberty Media pursuant to this agreement was $8,409,000. Such amount, which is non-interest bearing, includes $36,568,000 that is due on demand to Liberty Media, and $28,159,000 that is payable to the Company by Liberty Media if, and to the extent, that tax benefits generated by Ascent are utilized to reduce Liberty Media's taxable income.

ITEM 14. CONTROLS AND PROCEDURES

    The Company's acting president and chief financial officer (the "Executive") conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act
Rule 13(a)-14(c), as of a date within 90 days prior to the filing of this annual report on Form 10-K. Based on this evaluation, the Executive concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date on which the Executive completed this evaluation.

                                     III-13

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

    Included in Part II of this Report:

                                                              PAGE NO.
                                                              --------
Independent Auditors' Report................................  II-21

Consolidated Balance Sheets, December 31, 2002 and 2001.....  II-22

Consolidated Statements of Operations, Years ended
  December 31, 2002, 2001, and 2000.........................  II-24

Consolidated Statements of Comprehensive Loss Years ended
  December 31, 2002, 2001 and 2000..........................  II-25

Consolidated Statements of Stockholders' Equity, Years ended
  December 31, 2002, 2001 and 2000..........................  II-26

Consolidated Statements of Cash Flows, Years ended
  December 31, 2002, 2001 and 2000..........................  II-28

Notes to Consolidated Financial Statements, December 31,
  2002, 2001 and 2000.......................................  II-29

(A) (2) FINANCIAL STATEMENT SCHEDULES

    Included in Part IV of this Report:

       (1) Separate Financial Statements for ASTROLINK International LLC:

CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report..............................  IV-6

  Consolidated Balance Sheets...............................  IV-7

  Consolidated Statements of Operations.....................  IV-8

  Consolidated Statements of Members' Equity................  IV-9

  Consolidated Statements of Cash Flows.....................  IV-10

  Notes to Consolidated Financial Statements................  IV-11

(A) (3) EXHIBITS

    The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

2--Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
          2.1           Reorganization Agreement dated as of December 4, 1996, among
                          Tele-Communications, Inc. ("TCI"), TCI Communications,
                          Inc. ("TCIC"), Tempo Enterprises, Inc., TCI Digital
                          Satellite Entertainment, Inc., TCI K-1, Inc. ("TCI K-1"),
                          United Artists K-1 Investments, Inc. ("UA K-1"), TCI SE
                          Partner 1, Inc. ("TCISE 1"), TCI SE Partner 2, Inc.
                          "(TCISE 2") and TCI Satellite Entertainment, Inc. (the
                          "Company").(b)

          2.2           Merger and Contribution Agreement dated as of February 6,
                          1998, among the Company, PRIMESTAR, Inc., Time Warner
                          Entertainment Company L.P. ("TWE"), Advance/ Newhouse
                          Partnership ("Newhouse"), Comcast Corporation ("Comcast"),
                          Cox Communications, Inc. ("Cox"), MediaOne of Delaware,
                          Inc. ("MediaOne") and GE American Communications, Inc.
                          ("GE Americom").(d)

          2.3           Asset Transfer Agreement dated as of February 6, 1998,
                          between the Company and PRIMESTAR, Inc.(d)

          2.4           Contribution and Exchange Agreement among TCI Satellite
                          Entertainment, Inc., Liberty LSAT, Inc. and Liberty LSAT
                          II, Inc. dated as of March 16, 2000.(a)

          2.5           Contribution Agreement by and among Liberty Media
                          Corporation, Liberty Media International, Inc., LSAT
                          Holdings, Inc., TCI Satellite Entertainment, Inc., TSAT
                          Holding 1, Inc., each of the Liberty Members signatory
                          hereto, Liberty Satellite, LLC, and LSAT Astro, LLC dated
                          March 16, 2000.(a)

          2.6           Operating Agreement of Liberty Satellite, LLC dated March
                          16, 2000.(a)

          2.7           Amended and Restated Operating Agreement of LSAT Astro LLC
                          dated March 16, 2000.(a)

 3--Articles of Incorporation and Bylaws:

          3.1           Amended and Restated Certificate of Incorporation of the
                          Company.(f)

          3.2           Certificate of Amendment of Amended and Restated Certificate
                          of Incorporation filed herewith.

          3.3           Amended and Restated Bylaws of the Company.(c)

          3.4           Certificate of Designations, Series A Preferred Stock.(a)

          3.5           Certificate of Designations, Series B Preferred Stock.(a)

 4--Instruments Defining the Rights of Security Holders:

          4.1           Specimen certificate representing shares of Series A Common
                          Stock of the Company.(c)

          4.2           Specimen certificate representing shares of Series B Common
                          Stock of the Company.(c)

 10--Material Contracts

         10.1           Amended and Restated Liberty Satellite & Technology, Inc.
                          1996 Stock Incentive Plan*.(c)

         10.2           Qualified Employee Stock Purchase Plan of the Company*.(b)

         10.3           Indemnification Agreement dated December 4, 1996, by and
                          between TCI and Gary S. Howard.(d)

         10.4           Option Agreement, dated as of December 4, 1996, by and
                          between the Company and Gary S. Howard*.(b)

         10.5           Option Agreement, dated as of December 4, 1996, by and
                          between the Company and Larry E, Romrell*.(b)

         10.6           Option Agreement, dated as of December 4, 1996, by and
                          between the Company and David P. Beddow*.(b)

         10.7           Share Purchase Agreement dated as of December 4, 1996,
                          between TCI and the Company.(b)

         10.8           Option Agreement dated as of December 4, 1996, between TCI and the Company.(b)

         10.9           TCI Satellite Entertainment, Inc. 1997 Nonemployee Director
                          Plan*.(d)

        10.10           Asset Purchase Agreement by and among Hughes Electronics
                          Corporation, PRIMESTAR, Inc., PRIMESTAR Partners L.P.,
                          Tempo Satellite, Inc. and the Stockholders of PRIMESTAR listed herein, dated as of January 22, 1999.(e)

        10.11           Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR
                          Partners L.P., PRIMESTAR MDU, Inc., the Stockholders of
                          PRIMESTAR, Inc. listed herein and Hughes Electronics
                          Corporation dated as of January 22, 1999.(e)

        10.12           PRIMESTAR Payment Agreement dated as of January 22, 1999
                          among TCI Satellite Entertainment, Inc., PRIMESTAR, Inc.,
                          the Funding Parties and Paragon Communications.
                          Incorporated by reference to Phoenixstar, Inc.'s Current
                          Report on Form 8-K, dated May 13, 1999. (Commission File
                          No. 0-23883).

        10.13           Promissory Note, dated March 16, 2000, between TCI Satellite
                          Entertainment, Inc. (now known as Liberty Satellite &
                          Technology, Inc.) and Liberty Media Corporation.
                          Incorporated by reference to the Company's Quarterly
                          Report on Form 10-Q for the quarter ended March 31, 2001.
                          (Commission File No. 0-21317).

        10.14           Amended and Restated Loan Agreement by and between Liberty
                          PCS Trust and DLJ Cayman Islands, LCD dated November 3,
                          2000. Incorporated by reference to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 2001.
                          (Commission File No. 0-21317).

        10.15           Purchase Agreement by and among LSAT, Liberty AEG, Inc. and
                          Liberty Media dated August 16, 2001.(f)

        10.16           First Amendment to the Purchase Agreement by and among LSAT,
                          Liberty AEG, Inc. and Liberty Media dated November 30,
                          2001.(f)

        10.17           Second Amendment to the Purchase Agreement by and among
                          LSAT, Liberty AEG, Inc. and Liberty Media dated February
                          7, 2002.(f)

        10.18           LSAT LLC Purchase Agreement by and among LMC/LSAT Holdings,
                          Inc., Liberty Brazil DTH Inc., Liberty Mexico DTH Inc.,
                          Liberty Multicountry DTH, Inc., Liberty International DTH,
                          Inc., Liberty Latin Partners, Inc., LSAT and Liberty Media
                          dated August 16, 2001.(f)

        10.19           First Amendment to the LSAT LLC Purchase Agreement by and
                          among LMC/LSAT Holdings, Inc., Liberty Brazil DTH Inc.,
                          Liberty Mexico DTH Inc., Liberty Multicountry DTH, Inc.,
                          Liberty International DTH, Inc., Liberty Latin Partners,
                          Inc., LSAT and Liberty Media dated November 20, 2001.(f)

        10.20           Second Amendment to the LSAT LLC Purchase Agreement by and
                          among LMC/LSAT Holdings, Inc., Liberty Brazil DTH Inc.,
                          Liberty Mexico DTH Inc., Liberty Multicountry DTH, Inc.,
                          Liberty International DTH, Inc., Liberty Latin Partners,
                          Inc., LSAT and Liberty Media dated February 7, 2002.(f)

        10.21           Tax Liability Allocation and Indemnification Agreement dated as of April 1, 2002 between Liberty Media and LSAT filed
                          herewith.

        10.22           Subscription Agreement, dated as of December 9, 2002,
                          between Wildblue Communications, Inc. and Liberty
                          Satellite & Technology, Inc. filed herewith.

        10.23           Subscription Agreement, dated as of December 9, 2002,
                          between Wildblue Communications, Inc. and Liberty
                          Satellite & Technology, Inc. filed herewith.

        10.24           Agreement of Stockholders, dated as of December 9, 2002,
                          among Wildblue Communications, Inc. and the stockholders listed therein filed herewith.

        10.25           Supplemental Stockholders Agreement, dated as of January 31,
                          2003, between Liberty Satellite & Technology, Inc. and
                          IntelSat USA Sales Corp. filed herewith.

        10.26           Master Agreement Regarding Restructuring of ASTROLINK
                          International LLC, dated as of January 17, 2003, by and among Liberty Satellite & Technology, Inc. and the other parties named therein filed herewith.

        10.27           Contribution Agreement, dated as of January 17, 2003, by and among Liberty Satellite & Technology, Inc., Liberty Media
                          Corporation and ASTROLINK International LLC filed
                          herewith.

        10.28           Master Services Agreement, dated as of August 3, 1993, by
                          and between Marriott International, Inc., Marriott Hotel
                          Services, Inc. and On Command Video Corporation
                          (confidential treatment granted) (Incorporated by
                          reference to Exhibit 10.6 to the Registration Statement on
                          Form S-1 (File No. 33-98502) of Ascent Entertainment
                          Group, Inc.).

        10.29           Service Agreement, dated March 21, 2001, between On Command
                          Corporation and Marriott International, Inc. (composite
                          version) (confidential treatment requested) (Incorporated
                          by reference to Exhibit 10.1 to the Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 2001 of On
                          Command Corporation, Commission File No. 00-21315).

        10.30           Hilton Hotels Corporation-On Command Video Agreement, dated
                          April 27, 1993, by and between Hilton Hotels Corporation
                          and On Command Video Corporation (confidential treatment
                          granted) (Incorporated by reference to Exhibit 10.4 to the
                          Registration Statement on Form S-4 (File No. 333-10407) of
                          On Command Corporation).

        10.31           Credit Agreement, dated as of July 18, 2000, by and among On
                          Command Corporation, the lenders party thereto, Toronto
                          Dominion (Texas), Inc., Fleet National Bank, Bank of
                          America, N.A., and the Bank of New York. (Incorporated by
                          reference to Exhibit 10.16 of the Annual Report on
                          Form 10-K/A for the year ended December 31, 2000 of On
                          Command Corporation).

        10.32           Amendment No. 1, dated as of March 27, 2001, to the Credit
                          Agreement, dated as of July 18, 2000, by and among On
                          Command Corporation, the lenders party thereto, Toronto
                          Dominion (Texas), Inc., Fleet National Bank, Bank of
                          America, N.A., and the Bank of New York. (Incorporated by
                          reference to Exhibit 10.17 of the Annual Report on
                          Form 10-K/A for the year ended December 31, 2000 of On
                          Command Corporation).

        10.33           Amendment No. 2 dated as of November 14, 2001, to the Credit
                          Agreement, by and among On Command Corporation, Toronto
                          Dominion (Texas), Inc. Fleet National Bank, Bank of
                          America, the Bank of New York Company and the Bank of New
                          York. (Incorporated by reference to Exhibit 10.16 of the
                          Annual Report of Form 10-K for the year ended
                          December 31, 2001 of On Command Corporation).

           21           Subsidiaries of the Registrant filed herewith.

         23.1           Consent of KPMG LLP filed herewith.

         23.2           Consent of KPMG LLP filed herewith.

         99.1           Certification pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002 filed herewith.

------------------------

*   Indicates compensatory plan or arrangement.

(a) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-21317).

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

(e) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 1, 1999.

(f) Incorporated by reference to the Company's definitive proxy materials filed with the SEC on February 11, 2002.

(B) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 2002:

                                                                      FINANCIAL
DATE OF                                                      ITEM     STATEMENTS
REPORT                                                      FILED       FILED
-------                                                    --------   ----------
November 14, 2002........................................  Item 9.    None

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Members
ASTROLINK International LLC:

    We have audited the accompanying consolidated balance sheets of ASTROLINK International LLC and subsidiaries (a development stage limited liability company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, Members' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, and for the period from April 22, 1999 (date of inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    As discussed in notes 1 and 4 to the consolidated financial statements, during October 2001, certain of the Company's Members announced that they would not provide additional funding beyond those amounts previously committed. On January 17, 2003, one of the Company's Members reached an agreement with the other Members to acquire substantially all of the assets of the Company and all contractual claims were settled. The agreement is expected to close by October 31, 2003, and is dependent upon achieving additional financing and regulatory approval.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASTROLINK International LLC and subsidiaries (a development stage limited liability company) as of December 31, 2001 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, and the period from April 22, 1999 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, to date the Company has not generated any revenue and is dependent upon additional equity and/or debt financing or firm commitments from prospective customers to complete construction and launch of its intended satellite system, which raises substantial doubt about its ability to continue as a going concern. The Company's plans with respect to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ KPMG LLP

McLean, Virginia
March 14, 2003

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2002

                                                                   2001             2002
                                                              --------------   ---------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $    5,774,057           634,634
  Restricted cash...........................................       7,243,206         2,165,723
  Prepaid and other current assets..........................       8,668,636         8,786,614
                                                              --------------   ---------------
    Total current assets....................................      21,685,899        11,586,971
Value added tax receivable..................................       7,649,537         7,725,671
System under construction...................................     478,429,567       478,294,286
Property and equipment, net of accumulated depreciation and
  amortization of $4,600,605 and $11,851,183 in 2001 and
  2002, respectively........................................      46,716,019        36,872,608
Intangible assets...........................................      17,721,000        17,721,000
                                                              --------------   ---------------
                                                              $  572,202,022       552,200,536
                                                              ==============   ===============
              LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    6,669,137         5,832,509
  Accounts payable to Members...............................      41,693,433        41,693,433
  Member advances...........................................              --         2,498,557
  Accrued contract termination liabilities..................      46,653,000        46,653,000
  Accrued contract termination liabilities to Members.......     127,362,988       127,362,988
  Accrued expenses..........................................      11,975,077         4,174,253
                                                              --------------   ---------------
    Total current liabilities...............................     234,353,635       228,214,740
Deferred rent...............................................         164,024                --
                                                              --------------   ---------------
    Total liabilities.......................................     234,517,659       228,214,740
                                                              --------------   ---------------
Commitments and contingencies
Members' equity:
  Class A units--authorized 135,010,000 units; issued and
    outstanding at December 31, 2001 and 2002...............   1,336,037,500     1,336,037,500
  Class B units--authorized 7,466,391 units; no units issued
    and outstanding.........................................              --                --
  Deficit accumulated during development stage..............    (998,353,137)   (1,012,051,704)
                                                              --------------   ---------------
    Total members' equity...................................     337,684,363       323,985,796
                                                              --------------   ---------------
                                                              $  572,202,022       552,200,536
                                                              ==============   ===============

          See accompanying notes to consolidated financial statements.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      PERIOD FROM
                                                                                     APRIL 22, 1999
                                                                                      (INCEPTION)
                                                  YEAR ENDED DECEMBER 31,               THROUGH
                                         -----------------------------------------    DECEMBER 31,
                                             2000           2001          2002            2002
                                         ------------   ------------   -----------   --------------
Revenues...............................  $         --             --            --               --
Expenses:
  General and administrative...........    31,431,521     65,929,746     4,558,228      113,617,266
  Write-down of system under
    construction.......................            --    728,494,722            --      728,494,722
  Contract termination charges.........            --    174,015,988            --      174,015,988
  Depreciation and amortization........       635,810      3,894,217     8,843,636       13,585,573
                                         ------------   ------------   -----------   --------------
    Total expenses.....................    32,067,331    972,334,673    13,401,864    1,029,713,549
                                         ------------   ------------   -----------   --------------
    Loss from operations...............   (32,067,331)  (972,334,673)  (13,401,864)  (1,029,713,549)

Other income (expense)
  Interest income......................     7,818,150      8,178,576        84,566       18,043,114
  Interest expense.....................            --             --      (110,836)        (110,836)
  Loss on disposal of property and
    equipment..........................            --             --      (804,034)        (804,034)
  Unrealized foreign currency
    transaction gain...................            --             --       533,601          533,601
                                         ------------   ------------   -----------   --------------
    Total other income (expense).......     7,818,150      8,178,576      (296,703)      17,661,845
                                         ------------   ------------   -----------   --------------
    Net loss...........................  $(24,249,181)  (964,156,097)  (13,698,567)  (1,012,051,704)
                                         ============   ============   ===========   ==============

          See accompanying notes to consolidated financial statements.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                   CLASS A UNITS              CLASS B UNITS                           DURING          TOTAL
                            ----------------------------   --------------------   SUBSCRIPTIONS    DEVELOPMENT       MEMBERS'
                               UNITS          AMOUNT        UNITS      AMOUNT      RECEIVABLE         STAGE           EQUITY
                            -----------   --------------   --------   ---------   -------------   --------------   ------------
Balance at April 22, 1999
  (inception).............           --   $           --        --    $     --              --                --             --
Issuance of Class A Units
  (July 20, 1999).........   92,000,000      920,000,000        --          --    (599,840,000)               --    320,160,000
Issuance of Class A Units
  (December 13, 1999).....   43,010,000      430,100,000        --          --    (361,610,000)               --     68,490,000
Issuance costs of Class A
  Units...................           --      (14,062,500)       --          --              --                --    (14,062,500)
Net loss..................           --               --        --          --              --        (9,947,859)    (9,947,859)
                            -----------   --------------   --------   ---------   ------------    --------------   ------------
Balance at December 31,
  1999....................  135,010,000    1,336,037,500        --          --    (961,450,000)       (9,947,859)   364,639,641
Payments under
  subscriptions
  receivables.............           --               --        --          --     495,740,000                --    495,740,000
Net loss..................           --               --        --          --              --       (24,249,181)   (24,249,181)
                            -----------   --------------   --------   ---------   ------------    --------------   ------------
Balance at December 31,
  2000....................  135,010,000    1,336,037,500        --          --    (465,710,000)      (34,197,040)   836,130,460
Payments under
  subscriptions
  receivables.............           --               --        --          --     465,710,000                --    465,710,000
Net loss..................           --               --        --          --              --      (964,156,097)  (964,156,097)
                            -----------   --------------   --------   ---------   ------------    --------------   ------------
Balance at December 31,
  2001....................  135,010,000    1,336,037,500        --          --              --      (998,353,137)   337,684,363
Net loss..................           --               --        --          --              --       (13,698,567)   (13,698,567)
                            -----------   --------------   --------   ---------   ------------    --------------   ------------
Balance at December 31,
  2002....................  135,010,000   $1,336,037,500        --    $     --              --    (1,012,051,704)   323,985,796
                            ===========   ==============   ========   =========   ============    ==============   ============

          See accompanying notes to consolidated financial statements.

                          ASTROLINK INTERNATIONAL LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               PERIOD FROM
                                                                                              APRIL 22, 1999
                                                                                               (INCEPTION)
                                                           YEAR ENDED DECEMBER 31,               THROUGH
                                                  -----------------------------------------    DECEMBER 31,
                                                      2000           2001          2002            2002
                                                  ------------   ------------   -----------   --------------
Cash flows from operating activities:
  Net loss......................................  $(24,249,181)  (964,156,097)  (13,698,567)  (1,012,051,704)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization...............       635,810      3,894,217     8,843,636       13,585,573
    Loss on disposal of property and
      equipment.................................            --        150,678       804,034          954,712
    Foreign currency gain.......................            --             --      (533,601)        (533,601)
    Non-cash interest...........................            --             --       110,836          110,836
    Write-off of contributed assets.............            --             --            --          225,000
    Write-down of system under construction.....            --    728,494,722            --      728,494,722
    Changes in assets and liabilities:
      Cash reserved for trust fund establishment
        and distribution........................            --     (7,243,206)    5,077,483       (2,165,723)
      Prepaid and other current assets..........       445,177     (8,406,815)       17,303       (8,786,614)
      Accounts payable and accrued
        liabilities.............................     2,504,389    187,030,723    (8,801,476)     225,716,183
                                                  ------------   ------------   -----------   --------------
        Net cash used in operating activities...   (20,663,805)   (60,235,778)   (8,180,352)     (54,450,616)
                                                  ------------   ------------   -----------   --------------
Cash flows from investing activities:
  Value added tax receivable....................    (4,678,252)       (22,485)      457,467       (7,192,070)
  Purchases of property and equipment...........      (660,756)   (48,603,771)           --      (49,554,634)
  Proceeds from sale of property and
    equipment...................................            --             --       195,741          195,741
  Additions to system under construction........  (448,142,278)  (396,288,578)           --   (1,206,789,008)
                                                  ------------   ------------   -----------   --------------
        Net cash used in investing activities...  (453,481,286)  (444,914,834)      653,208   (1,263,339,971)
                                                  ------------   ------------   -----------   --------------
Cash flows from financing activities:
  Proceeds from Member advances.................            --             --     2,387,721        2,387,721
  Proceeds from the issuance of Class A units...   495,740,000    465,710,000            --    1,330,100,000
  Unit issuance costs...........................    (5,312,500)            --            --      (14,062,500)
                                                  ------------   ------------   -----------   --------------
        Net cash provided by financing
          activities............................   490,427,500    465,710,000     2,387,721    1,318,425,221
                                                  ------------   ------------   -----------   --------------
        Net increase (decrease) in cash and cash
          equivalents...........................    16,282,409    (39,440,612)   (5,139,423)         634,634

Cash and cash equivalents, beginning of
  period........................................    28,932,260     45,214,669     5,774,057               --
                                                  ------------   ------------   -----------   --------------
Cash and cash equivalents, end of period........  $ 45,214,669      5,774,057       634,634          634,634
                                                  ============   ============   ===========   ==============
Supplemental disclosure of noncash investing
  activities:
  Contribution of assets by Member..............  $         --             --            --       20,000,000

          See accompanying notes to consolidated financial statements.

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2002

(1) NATURE OF THE BUSINESS

    ASTROLINK International LLC (the Company) was formed on April 22, 1999 in the State of Delaware as a Limited Liability Company for the purpose of engaging in one or more telecommunications businesses and all incidental activities. The Company was formed by Lockheed Martin Global Telecommunications, Inc. (LMGT) (a wholly owned subsidiary of Lockheed Martin Corporation (LMC)). The Company's initial Members were LMGT, TRW Inc. (TRW), and Telespazio, S.p.A. through Telespazio Luxembourg, S.A. (Telespazio). Liberty Media Group, through LSAT Astro LLC (LMG), became a Member in December 1999. The Company was originally formed to establish and operate a worldwide, digital, Ka-band telecommunications system consisting initially of four geosynchronous satellites and a space and ground control system to provide worldwide multimedia interactive broadband telecommunications services (the original ASTROLINK System-TM-).

    During 2001, certain of the Company's investors indicated that they would not provide additional funding to the Company beyond those amounts previously subscribed for. On January 17, 2003, one of the Company's Members reached an agreement (the Master Agreement) with the other Members in connection with the proposed restructuring of the Company. Under the Master Agreement and related agreements, the Member will acquire substantially all of the assets of the Company and all contractual claims of certain Members, affiliates of the Members and certain other parties were settled. The closing of the agreement is expected by October 31, 2003 and is dependent upon achieving additional financing and regulatory approval, see note 4.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of ASTROLINK International LLC and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Members are generally not liable for debts, obligations or liabilities of the Company.

    (B) DEVELOPMENT STAGE ENTERPRISE

        The Company's consolidated financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES.

    (C) CASH AND CASH EQUIVALENTS

        The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2001 and 2002 consist primarily of investments in U.S. government obligations, and amounted to approximately $1,266,000 and $0, respectively. These investments are stated at amortized cost, which approximated the fair value due to the highly liquid nature and short maturities of the underlying securities.

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2002

    (D) RESTRICTED CASH

        During 2001, the Company established a trust fund to pay severance to terminated employees in accordance with the Company's severance pay plans, as approved by the Company's Board of Directors. Restricted cash in the trust fund at December 31, 2001 and 2002 amounted to $7,243,206 and $2,165,723, respectively, and was comprised of money market investments.

    (E) FURNITURE AND EQUIPMENT

        Property and equipment, including equipment with an original cost of $2,054,000 contributed by LMC and LMGT in July 1999, are carried at historical cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Furniture and fixtures....................  5 years
Machinery, equipment, and computer
  hardware and software...................  3 years
                                            Shorter of estimated life or remaining
Leasehold improvements....................  term

    (F) SYSTEM UNDER CONSTRUCTION

        The Company has been in the process of designing and developing its broadband telecommunications service via a Ka-band satellite telecommunications system. System under construction includes all costs incurred related to the construction of the space and ground components of the original ASTROLINK System-TM-. Depreciation expense will be recognized on a satellite-by-satellite basis as the satellites are placed into service following delivery of each satellite to its mission orbit. Depreciation expense related to the ground components will commence with the placement into service of such components. To date, no satellites have been completed and launched, nor have the ground components been completed.

    (G) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

        SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, (SFAS No. 144) provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

        In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2002

    the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

    (H) INTANGIBLE ASSETS

        Intangible assets represent the contracts, agreements, and licenses related to the space component of the original ASTROLINK System-TM- which were contributed by LMGT in partial consideration for its Class A units. These intangible assets will be amortized on a straight-line basis over seven years, commencing with the placement of the satellites into service.

        In the first quarter of 2002, the Company adopted the provisions SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

        Upon adoption of SFAS No. 142, the Company was also required to reassess the useful lives and residual values of all of its intangible assets, and make any necessary amortization period or impairment adjustments. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The Company determined that the carrying amounts of its intangible assets were not impaired and the useful lives were appropriate upon adoption of SFAS No. 142.

    (I) FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, (SFAS No. 107) requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from these disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The carrying amounts reported in the consolidated balance sheets approximates the fair value for cash and cash equivalents, restricted cash, prepaid and other current assets, value added tax receivable, accounts payable, and accrued expenses. The accounts payable to Members, Member advances, and accrued contract terminations were settled as part of the Master Agreement.

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2002

    (J) INCOME TAXES

        As a limited liability company, the Company is not subject to U.S. federal income taxes directly. Rather, each holder of Class A Units of the Company (each Member) is subject to U.S. federal income taxation based on its ratable portion of the Company's income or loss. Certain of the Company's subsidiaries are subject to tax in various jurisdictions; however, the subsidiaries had no taxable income through December 31, 2002.

    (K) UNIT-BASED COMPENSATION

        At December 31, 2002, the Company had one unit-based employee compensation plan, which is described more fully in note 10. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No unit-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to unit-based employee compensation.

                                            2000          2001          2002
                                         -----------   -----------   ----------
Net loss, as reported..................  $24,249,181   964,156,097   13,698,567
Add: Total unit-based employee
  compensation expense determined under
  fair value based method for all
  awards...............................    1,428,907     2,946,673    1,153,371
                                         -----------   -----------   ----------
      Pro forma net loss...............  $25,678,088   967,102,770   14,851,938
                                         ===========   ===========   ==========

    (L) MANAGEMENT ESTIMATES

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

    (M) FOREIGN CURRENCY

        All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statements of operations items are translated at the weighted average exchange rates for the year. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations.

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2002

    (N) OTHER COMPREHENSIVE INCOME

        The Company has engaged in no transactions during the years ended December 31, 2000, 2001, and 2002 that would be classified as other comprehensive income.

    (O) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        On January 1, 2001, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITY, AN AMENDMENT OF SFAS 133. SFAS Nos. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company has reviewed its contracts and has no derivative instruments and does not engage in hedging activities.

    (P) RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS
No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

    In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS (SFAS No. 145). SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2002

    In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AN INTERPRETATION OF FASB STATEMENTS
NO. 5, 57 AND 107 AND A RESCISSION OF FASB INTERPRETATION NO. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for consolidated financial statements of annual periods ending after December 15, 2002.

    In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT
NO. 123. This Statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

    In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

(3) LIQUIDITY

    To date, the Company has devoted all of its efforts to developing, constructing and marketing the original ASTROLINK System-TM-. Through
December 31, 2002, the Company has generated no revenue and has an accumulated deficit of approximately $1.0 billion. The reduced-scale operating plan discussed in note 4 will require substantial additional financing to complete the construction and launch of the two satellites and to market and distribute the satellite-based services. Management's plans are to fund the remaining satellite construction and launch and operations with equity investments from additional investors, third-party sources of financing, or firm capacity commitments from prospective customers, (see note 4(b)). Currently, economic uncertainties exist regarding the successful acquisition of additional equity or debt financing or firm commitments from prospective customers and the attainment of positive cash flows from the Company's reduced-scale operating plan. These factors individually, or in the aggregate, could have an adverse effect on the Company's financial condition and future operating results and create an uncertainty as to the Company's ability to continue as a going

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2002

concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(4) BUSINESS DEVELOPMENTS AND PROPOSED RECONSTITUTION OF THE COMPANY

    (A) CESSATION OF FURTHER FUNDING FROM MEMBERS, CONTRACT TERMINATIONS AND RELATED ACTIONS

    On October 25, 2001, LMGT advised the Company and publicly stated that it would not provide additional funding to the Company beyond those amounts previously subscribed for. Subsequent to that date, TRW made a similar announcement.

    As a result of these announcements, the Company terminated substantially all of its major procurement contracts for the original ASTROLINK System-TM-, including those with Members or Member-affiliates (see notes 6 and 11). The Company terminated these contracts "for convenience", which is permitted by the terms of the contracts. Also, in accordance with the terms of those contracts, the parties are to determine payments due, if any, in connection with the termination, which amounts are subject to review and, in some cases, negotiation by the parties before final settlement. As of December 31, 2001, based on termination claims received from the various contractors, Company estimates, and the terms of each contract, the Company accrued approximately $174,015,988 to recognize the estimated termination liability for these contracts. Of that amount, approximately $127,362,988 relates to contracts with Members or Member-affiliates.

    In December 2001, the Company's Board of Directors established a plan to terminate all of the Company's employees and established a trust fund to pay severance to terminated employees in accordance with the Company's severance pay plans. Restricted cash in the trust fund at December 31, 2001 and 2002 amounted to approximately $7,243,000 and $2,166,000, respectively. Through December 31, 2001 and 2002, the Company made severance payments of approximately $2,446,000 and $5,145,000, respectively, to the terminated employees. Additionally, some employees forfeited their severance rights in 2002 in the amount of $913,000 and the plan was amended in 2002 to cancel the terminations of the remaining employees, which resulted in a reduction of the accrual of approximately $1,226,000. As of December 31, 2001 and 2002, the severance accrual was approximately $7,934,000 and $680,000, respectively. Severance costs are included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2002.

    On March 6, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association to initiate arbitration under the provisions of one of its procurement contracts with an affiliate of a Member. The Demand for Arbitration results from a dispute as to the Company's rights resulting from the termination of the contract by the Company in November 2001. In connection with the settlement of claims pursuant to the Master Agreement, this arbitration was terminated.

    (B) PROPOSED RECONSTITUTION OF THE COMPANY

    On January 22, 2003, Liberty Satellite & Technology, Inc. (Liberty Satellite), an affiliate of LMG announced that it had entered into the Master Agreement with Lockheed Martin Corporation, Northrop Grumman Space & Mission Systems Corp. (formerly TRW, Inc.) (Northrop Grumman), Telespazio S.p.A and certain of their affiliates in connection with the proposed restructuring of the Company.

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2002

    Under the Master Agreement, Liberty Satellite will acquire substantially all of the assets of the Company. The Company simultaneously signed agreements with Lockheed Martin and Northrop Grumman for completion of two satellites. The parties also reached agreement on the settlement of all claims related to the previous termination of the Company's major procurement contracts and all other major third-party creditor claims. The closing of Liberty Satellite's acquisition of the Company's business is subject to regulatory approvals and other closing conditions, including Liberty Satellite obtaining satisfactory funding for the business from additional investors, third party sources of financing, or firm capacity commitments from prospective customers. Closing is expected to occur on or before October 31, 2003.

    If the closing occurs, Liberty Satellite will pay approximately $43 million in cash and will issue approximately $3 million in value of Series A common stock as total consideration for the Company's assets, including certain existing satellite and launch contracts, and the settlement of all claims against the Company. In addition, Liberty Satellite will provide additional interim funding for the Company pending the closing.

    Liberty Satellite currently plans to pursue a revised operating plan for the new Astrolink System-TM-, taking into account current financial and market factors. The revised operating plan currently envisions launching two Ka-band satellites to provide enterprise customers with virtual private networks and related advanced services, as well as their use in fulfilling the expanding needs for bandwidth by various government agencies.

    If the closing under the Master Agreement does not occur, the Company will pursue an orderly liquidation in accordance with the terms of the Master Agreement.

    Effective January 17, 2003, Northrop Grumman's Class A units were redeemed and retired by the Company under the terms of the Master Agreement for $500,000 in cash contributed by other Members and $1,000,000 in assets. Whether the closing of the Master Agreement occurs or if the Company enters a orderly liquidation, certain Members' Class A units are to be redeemed and retired under the terms of the Master Agreement.

    (C) WRITE-DOWN RELATING TO SYSTEM UNDER CONSTRUCTION ASSET

    As a result of the Company's reduced-scale operating plan, it has written down all capitalized costs except those costs necessary to support the new plan as discussed above. Charges relating to these costs were approximately $728,495,000 for the year ended December 31, 2001.

    In accordance with SFAS No. 144, the Company also assessed whether the costs incurred and capitalized associated with the current reduced-scale operating plan had been further impaired during 2002. Based on the Company's projected undiscounted cash flows from this plan, and after considering the estimated costs to complete construction and launch of the reduced-scale system as well as the risk of availability of adequate additional financing and likelihood of customer acceptance of the services from the new Astrolink System-TM-, management does not believe that the costs incurred and capitalized associated with the reduced-scale system, have been impaired as of December 31, 2002.

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2002

    (D) RISKS AND UNCERTAINTIES RELATING TO THE RECONSTITUTION AND REDUCED-SCALE OPERATING PLAN

    The completion of the reconstitution is subject to numerous conditions, including obtaining adequate financing, or firm capacity commitments from prospective customers and receipt of governmental approvals, which involve substantial risks and uncertainties. In addition, the Company's development effort relating to the reduced-scale operating plan involves substantial risks and uncertainties. Future operating results will be subject to significant business, economic, regulatory, technological, and competitive uncertainties and contingencies, including the ability to obtain and maintain the necessary licenses and other approvals to operate the network and provide services. These factors individually or in the aggregate could have an adverse effect on the Company's financial condition and future operating results. In addition, the Company will require substantial additional financing before construction is completed, see note 3. Failure to obtain the required long-term financing will prevent the Company from realizing its objective of operating its Ka-band telecommunications system. There can be no assurance that the Company will be successful in its efforts to reconstitute the development, construction and implementation of the reduced-scale operating plan, or that it will be able to obtain the necessary financing to complete and operate the system even if the reconstitution plan, as described above, is implemented.

(5) MEMBERS' EQUITY

    On July 20, 1999, LMGT purchased 42,000,000 Class A units for an aggregate purchase price of $420,000,000. During 1999, 2000 and 2001, LMGT paid all amounts in accordance with this commitment.

    Also on July 20, 1999, Northrop Grumman and Telespazio each purchased 25,000,000 Class A units for a purchase price of $250,000,000. Northrop Grumman subscribed to purchase an additional 510,000 Class A units on December 13, 1999, for a purchase price of $5,100,000. During 1999, 2000, and 2001, Northrop Grumman and Telespazio each paid all amounts of their respective commitments.

    On December 31, 1999, LMG purchased 42,500,000 Class A units for an aggregate purchase price of $425,000,000. In 1999, 2000 and 2001, LMG paid all amounts in accordance with this commitment.

    On January 17, 2003, Northrop Grumman's Class A units were redeemed and retired by the Company under the terms of the Master Agreement, see note 4(b).

(6) TRANSACTIONS AND COMMITMENTS WITH MEMBERS

    (A) SATELLITE PURCHASE AND LAUNCH SERVICES CONTRACTS WITH MEMBERS

    During 1999, 2000, and 2001, the Company entered into a series of contracts with a Member and certain of its affiliates for the procurement of four satellites, launch services, and a satellite control facility with related services, training and documentation. The total original aggregate commitment under the agreements was approximately $1,826,235,000, before considering the terminations discussed in note 4. The amounts under the contracts were due partly in monthly payments and partly upon the completion of certain milestones. During the years ended December 31, 2000 and 2001, the Company paid approximately $348,521,000 and $300,942,000, respectively, to the Member under the terms of these contracts. No payment was made in 2002 due to the termination of such contracts in 2001. At

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2002

December 31, 2001 and 2002, $26,771,000 was payable to the Member under the original terms of these contracts. In accordance with the terms of the Master Agreement at closing, the Company will receive a refund of $8,314,000 for its prepaid launch costs paid to an affiliate of a Member, which is included in prepaid and other current assets in the consolidated balance sheets.

    (B) GROUND SEGMENT AND TELEMETRY, TRACKING AND COMMAND PRODUCTS, AND SERVICES CONTRACTS

    On April 29, 1999, the Company entered into two contracts with a Member for obtaining certain satellite ground segment and telemetry, tracking and command products, and services. The total original aggregate commitment under these contracts, as amended, was approximately $511,500,000, before considering the terminations discussed in note 4. This amount was due upon the completion of certain milestones. During the years ended December 31, 2000 and 2001, the Company paid approximately $81,400,000 and $135,242,000, respectively, to the Member under the terms of the contracts. No payment was made in 2002 due to the termination of such contracts in 2001. At December 31, 2001 and 2002, approximately $13,001,000 was payable to the Member.

    (C) OPERATIONS AND MAINTENANCE CONTRACTS

    On July 27, 2001, the Company entered into two contracts with a Member for obtaining certain operations and maintenance services for the ASTROLINK System-TM- for 15 years. Amounts due under these contracts are billed on a time and materials basis. During the year ended December 31, 2001, the Company paid approximately $1,315,000 to the Member under the terms of the contracts. No payment was made in 2002 due to the termination of such contracts in 2001. At December 31, 2001 and 2002, approximately $776,000 was payable to the Member.

    (D) SATELLITE APPLICATIONS INTERFACE CONTRACTS

    During 1999 and 2000, the Company entered into contracts with a Member for obtaining a satellite applications interface and payload emulators. The total original commitment under the agreements was approximately $34,525,000 with an option to purchase up to $1,525,000 in additional support services, before considering the terminations discussed in note 4. The amounts were due upon the completion of certain milestones or the delivery of optional support services. During the years ended December 31, 2000 and 2001, the Company paid approximately $18,220,000 and $12,666,000, respectively, to the Member under the terms of the contracts. No payment was made in 2002 due to the termination of such contracts in 2001. At December 31, 2001 and 2002, approximately $1,146,000 was payable to the Member under the original terms of the contracts.

    (E) SETTLEMENTS OF CLAIMS UNDER PROCUREMENT CONTRACTS WITH MEMBERS

    As of January 17, 2003, all claims related to the previous termination of the Company's procurement contracts with its Members and certain of their affiliates were settled under the Master Agreement. During January 2003, the Company entered into two contracts with a Member and a Member-affiliate for the completion of two satellite payloads, two spacecraft, and provision of one launch. The total aggregate commitment under the agreements is approximately $272,000,000. The amounts under the contracts are due partly in periodic payments and partly upon completion of certain milestones.

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2002

    (F) MEMBER ADVANCES

    During 2002, the Company received $2,387,721 from its Members in the form of loans bearing interest at 10%, of which $800,000 was secured by all of the assets of the Company with the exception of any work in process under any system procurement contract unless it constituted proceeds from the procurement contract. The Company incurred $110,836 in interest during 2002 under these advances.

(7) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 2001 and 2002:

                                                        2001          2002
                                                     -----------   -----------
Computer hardware and software.....................  $   679,239       470,768
Furniture and fixtures.............................    1,288,679        22,493
Machinery and equipment............................      418,894            --
Leasehold improvements.............................    1,261,934       720,000
Satellite equipment................................   47,667,878    47,510,530
                                                     -----------   -----------
                                                      51,316,624    48,723,791
Less accumulated depreciation and amortization.....   (4,600,605)  (11,851,183)
                                                     -----------   -----------
                                                     $46,716,019    36,872,608
                                                     ===========   ===========

    During 2002, the Company disposed of the majority of its headquarters' furniture and fixtures and leasehold improvements as a direct result of Company downsizing, resulting in a loss on disposal of approximately $804,000.

(8) EMPLOYEE BENEFIT PLAN

    On July 20, 1999, the Company adopted a profit sharing and savings plan (the
Plan) under Section 401(k) of the Internal Revenue Code. This Plan allows eligible employees to defer up to 20% of their annual compensation, subject to IRS rules and applicable limits to the Plan. During the years ended
December 31, 2000, 2001 and 2002, the Company contributed 4% of each employee's annual compensation to the Plan, which amounted to approximately $345,000, $555,000, and $93,000, respectively.

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2002

(9) LEASES

    The Company has a non-cancelable operating lease for property that will expire in 2016. The future minimum lease payments under the lease as of December 31, 2002 are:

Year ending December 31:
  2003......................................................  $   96,000
  2004......................................................      96,000
  2005......................................................      96,000
  2006......................................................      96,000
  2007 and thereafter.......................................     896,000
                                                              ----------
                                                              $1,280,000
                                                              ==========

    Rent expense for the years ended December 31, 2000, 2001, and 2002 was approximately $1,545,000, $1,656,000, and $733,000, respectively.

(10) UNIT OPTIONS

    The Company has a unit option plan that provides for the granting of options to employees of the Company to purchase Class B units. The Class B units are non-voting and are convertible into any class of securities that become registered during an initial public offering. The options vest over a five-year period and expire ten years after the date of grant. As of December 31, 2001 and 2002, the Company had reserved 8,512,704 units for issuance under the option plan.

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

                           DECEMBER 31, 2001 AND 2002

provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The following table summarizes unit option activity:

                                                           CLASS B      PRICE
                                                            UNITS      PER UNIT
                                                          ----------   --------
Balance at January 1, 2000..............................          --    $ 0.00

Granted.................................................   3,932,000     10.00
Exercised...............................................          --        --
Forfeited...............................................    (419,000)    10.00
                                                          ----------
Balance at December 31, 2000............................   3,513,000    $10.00

Granted.................................................   4,350,204     10.00
Exercised...............................................          --        --
Forfeited...............................................    (641,000)    10.00
                                                          ----------
Balance at December 31, 2001............................   7,222,204    $10.00

Granted.................................................          --        --
Exercised...............................................          --        --
Forfeited...............................................  (4,655,999)    10.00
                                                          ----------
Balance at December 31, 2002............................   2,566,205    $10.00
                                                          ==========

    There were 754,700 and 610,941 options exercisable at December 31, 2001 and 2002, respectively. There were 5,946,499 units available for future grants as of December 31, 2002. The weighted average exercise price of unit options granted during the year ended December 31, 2000 and 2001 was $10.00. The weighted average remaining contractual life of the Company's unit options was approximately eight years at December 31, 2002.

    Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee unit options under the fair value method. The weighted average fair value of unit options granted during 2000 and 2001 was $2.56 and $2.00, respectively, per share using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0%, volatility 0%, average risk free interest rate 4.51%--6.01%, and expected life of five years. For purposes of the pro forma disclosures, the estimated fair value of the unit options is amortized to expense over the unit options' vesting period. Had compensation expense for the unit options granted to employees been determined based on the fair value of the related unit options at the grant dates in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 2000, 2001 and 2002 would have increased by the pro forma amount indicated below:

                                          2000           2001          2002
                                       -----------   ------------   -----------
Net loss, as reported................  $22,249,181   $964,156,097   $13,698,567
Net loss, pro forma..................   25,678,088    967,102,770    14,851,938

                          ASTROLINK INTERNATIONAL LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2001 AND 2002

(11) OTHER CONTRACTUAL COMMITMENTS AND RELATED TERMINATIONS

    During 2000 and 2001, the Company entered into contracts with third-party contractors for the development and manufacture of end-user terminals and service provider gateway terminals. Amounts under the contracts were due upon the completion of certain milestones. As described in note 4, the Company terminated all of its construction and related contracts during 2001. During the years ended December 31, 2000 and 2001, the Company paid approximately $1,500,000 and $16,000,000, respectively, to the contractors under the terms of these contracts. At December 31, 2001 and 2002, approximately $4,675,000 was payable to the contractors under the original terms of these contracts. The Company has accrued an additional $46,653,000 related to the termination of these contracts. During January 2003, all claims from third party contractors for the development and manufacture of terminals were settled in consideration of payments made by a Member.

    As of December 31, 2002, the Company was subject to a legal proceeding and claim relating to a software license agreement that arose in the ordinary course of its operations that had not been finally adjudicated. The amount at issue in this proceeding was $1,200,000, all of which was accrued for as of December 31, 2001. As of January 17, 2003, and in connection with the Master Agreement, the dispute was settled in consideration of a payment of $350,000 by the Company to the software vendor and the proceeding was dismissed. In December 2002, the Company reduced its accrual for the settlement by $850,000, which is included in the consolidated statements of operations.

(12) VALUE ADDED TAX (VAT) REFUND DISPUTE

    In 2001, in accordance with Italian law, the Company's Italian subsidiary submitted a written request for a refund of value added tax (VAT) that has been paid to the Italian government in connection with work performed in Italy on the original Astrolink System-TM-. In 2002, the Italian VAT authority provided a partial refund of VAT of approximately $450,000 and is currently disputing the remaining refund petition of approximately $7,726,000. The Italian VAT authority has also threatened other actions against the Company in connection with the VAT refund request. The Company believes that the Italian government's position is without merit and that the collectibility of the remaining VAT receivable is probable (although the timing is uncertain). Therefore, no reserve has been established over the VAT receivable at December 31, 2002. However, there can be no assurance that the resolution of this dispute will not result in the write-off of some portion, or all, of the VAT receivable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LIBERTY SATELLITE & TECHNOLOGY, INC.

                                               By:               /s/ KENNETH G. CARROLL
                                                    ------------------------------------------------
                                                    Name: Kenneth G. Carroll
                                                    Title:  ACTING PRESIDENT, CHIEF FINANCIAL OFFICER
                                                         AND TREASURER

Dated March 28, 2003

    Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             /s/ GARY S. HOWARD
    ------------------------------------       Chairman of the Board and Director      March 28, 2003
               Gary S. Howard

            /s/ ALAN M. ANGELICH
    ------------------------------------       Director                                March 28, 2003
              Alan M. Angelich

            /s/ ROBERT R. BENNETT
    ------------------------------------       Director                                March 28, 2003
              Robert R. Bennett

           /s/ WILLIAM H. BERKMAN
    ------------------------------------       Director                                March 28, 2003
             William H. Berkman

          /s/ WILLIAM R. FITZGERALD
    ------------------------------------       Director                                March 28, 2003
            William R. Fitzgerald

             /s/ JOHN W. GODDARD
    ------------------------------------       Director                                March 28, 2003
               John W. Goddard

           /s/ J. CURT HOCKEMEIER
    ------------------------------------       Director                                March 28, 2003
             J. Curt Hockemeier

                                               Acting President, Chief Financial
           /s/ KENNETH G. CARROLL                Officer and Treasurer (Principal
    ------------------------------------         Executive, Financial and Accounting   March 28, 2003
             Kenneth G. Carroll                  Officer)

                                 CERTIFICATION

I, Kenneth G. Carroll, certify that:

    1. I have reviewed this annual report on Form 10-K of Liberty Satellite & Technology, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

    5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ KENNETH G. CARROLL
--------------------------------------------
Kenneth G. Carroll
ACTING PRESIDENT, CHIEF FINANCIAL OFFICER AND
TREASURER

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of the Report (according to the number assigned to them in Item 601 of Regulation S-K):

2--Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
 2.1                    Reorganization Agreement dated as of December 4, 1996, among
                          Tele-Communications, Inc. ("TCI"), TCI
                          Communications, Inc. ("TCIC"), Tempo Enterprises, Inc.,
                          TCI Digital Satellite Entertainment, Inc., TCI K-1, Inc.
                          ("TCI K-1"), United Artists K-1 Investments, Inc.
                          ("UA K-1"), TCI SE Partner 1, Inc. ("TCISE 1"), TCI SE
                          Partner 2, Inc. "(TCISE 2") and TCI Satellite
                          Entertainment, Inc. (the "Company").(b)

 2.2                    Merger and Contribution Agreement dated as of February 6,
                          1998, among the Company, PRIMESTAR, Inc., Time Warner
                          Entertainment Company L.P. ("TWE"), Advance/ Newhouse
                          Partnership ("Newhouse"), Comcast Corporation ("Comcast"),
                          Cox Communications, Inc. ("Cox"), MediaOne of Delaware,
                          Inc. ("MediaOne") and GE American Communications, Inc.
                          ("GE Americom").(d)

 2.3                    Asset Transfer Agreement dated as of February 6, 1998,
                          between the Company and PRIMESTAR, Inc.(d)

 2.4                    Contribution and Exchange Agreement among TCI Satellite
                          Entertainment, Inc., Liberty LSAT, Inc. and Liberty LSAT
                          II, Inc. dated as of March 16, 2000.(a)

 2.5                    Contribution Agreement by and among Liberty Media
                          Corporation, Liberty Media International, Inc., LSAT
                          Holdings, Inc., TCI Satellite Entertainment, Inc., TSAT
                          Holding 1, Inc., each of the Liberty Members signatory
                          hereto, Liberty Satellite, LLC, and LSAT Astro, LLC dated
                          March 16, 2000.(a)

 2.6                    Operating Agreement of Liberty Satellite, LLC dated March
                          16, 2000.(a)

 2.7                    Amended and Restated Operating Agreement of LSAT Astro LLC
                          dated March 16, 2000.(a)

 3--Articles of Incorporation and Bylaws:

 3.1                    Amended and Restated Certificate of Incorporation of the
                          Company.(f)

 3.2                    Certificate of Amendment of Amended and Restated Certificate
                          of Incorporation filed herewith.

 3.3                    Amended and Restated Bylaws of the Company.(c)

 3.4                    Certificate of Designations, Series A Preferred Stock.(a)

 3.5                    Certificate of Designations, Series B Preferred Stock.(a)

 4--Instruments Defining the Rights of Security Holders:

 4.1                    Specimen certificate representing shares of Series A Common
                          Stock of the Company.(c)

 4.2                    Specimen certificate representing shares of Series B Common
                          Stock of the Company.(c)

 10--Material Contracts

 10.1                   Amended and Restated Liberty Satellite & Technology, Inc.
                          1996 Stock Incentive Plan*.(c)

 10.2                   Qualified Employee Stock Purchase Plan of the Company*.(b)

 10.3                   Indemnification Agreement dated December 4, 1996, by and
                          between TCI and Gary S. Howard.(d)

 10.4                   Option Agreement, dated as of December 4, 1996, by and
                          between the Company and Gary S. Howard*.(b)

 10.5                   Option Agreement, dated as of December 4, 1996, by and
                          between the Company and Larry E, Romrell*.(b)

 10.6                   Option Agreement, dated as of December 4, 1996, by and
                          between the Company and David P. Beddow*.(b)

 10.7                   Share Purchase Agreement dated as of December 4, 1996,
                          between TCI and the Company.(b)

 10.8                   Option Agreement dated as of December 4, 1996, between TCI and the Company.(b)

 10.9                   TCI Satellite Entertainment, Inc. 1997 Nonemployee Director
                          Plan*.(d)

 10.10                  Asset Purchase Agreement by and among Hughes Electronics
                          Corporation, PRIMESTAR, Inc., PRIMESTAR Partners L.P.,
                          Tempo Satellite, Inc. and the Stockholders of PRIMESTAR listed herein, dated as of January 22, 1999.(e)

 10.11                  Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR
                          Partners L.P., PRIMESTAR MDU, Inc., the Stockholders of
                          PRIMESTAR, Inc. listed herein and Hughes Electronics
                          Corporation dated as of January 22, 1999.(e)

 10.12                  PRIMESTAR Payment Agreement dated as of January 22, 1999
                          among TCI Satellite Entertainment, Inc., PRIMESTAR, Inc.,
                          the Funding Parties and Paragon Communications.
                          Incorporated by reference to Phoenixstar, Inc.'s Current
                          Report on Form 8-K, dated May 13, 1999. (Commission File
                          No. 0-23883).

 10.13                  Promissory Note, dated March 16, 2000, between TCI Satellite
                          Entertainment, Inc. (now known as Liberty Satellite &
                          Technology, Inc.) and Liberty Media Corporation.
                          Incorporated by reference to the Company's Quarterly
                          Report on Form 10-Q for the quarter ended March 31, 2001.
                          (Commission File No. 0-21317).

 10.14                  Amended and Restated Loan Agreement by and between Liberty
                          PCS Trust and DLJ Cayman Islands, LCD dated November 3,
                          2000. Incorporated by reference to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 2001.
                          (Commission File No. 0-21317).

 10.15                  Purchase Agreement by and among LSAT, Liberty AEG, Inc. and
                          Liberty Media dated August 16, 2001.(f)

 10.16                  First Amendment to the Purchase Agreement by and among LSAT,
                          Liberty AEG, Inc. and Liberty Media dated November 30,
                          2001.(f)

 10.17                  Second Amendment to the Purchase Agreement by and among
                          LSAT, Liberty AEG, Inc. and Liberty Media dated February
                          7, 2002.(f)

 10.18                  LSAT LLC Purchase Agreement by and among LMC/LSAT Holdings,
                          Inc., Liberty Brazil DTH Inc., Liberty Mexico DTH Inc.,
                          Liberty Multicountry DTH, Inc., Liberty International DTH,
                          Inc., Liberty Latin Partners, Inc., LSAT and Liberty Media
                          dated August 16, 2001.(f)

 10.19                  First Amendment to the LSAT LLC Purchase Agreement by and
                          among LMC/LSAT Holdings, Inc., Liberty Brazil DTH Inc.,
                          Liberty Mexico DTH Inc., Liberty Multicountry DTH, Inc.,
                          Liberty International DTH, Inc., Liberty Latin Partners,
                          Inc., LSAT and Liberty Media dated November 20, 2001.(f)

 10.20                  Second Amendment to the LSAT LLC Purchase Agreement by and
                          among LMC/LSAT Holdings, Inc., Liberty Brazil DTH Inc.,
                          Liberty Mexico DTH Inc., Liberty Multicountry DTH, Inc.,
                          Liberty International DTH, Inc., Liberty Latin Partners,
                          Inc., LSAT and Liberty Media dated February 7, 2002.(f)

 10.21                  Tax Liability Allocation and Indemnification Agreement dated as of April 1, 2002 between Liberty Media and LSAT filed
                          herewith.

 10.22                  Subscription Agreement, dated as of December 9, 2002,
                          between Wildblue Communications, Inc. and Liberty
                          Satellite & Technology, Inc. filed herewith.

 10.23                  Subscription Agreement, dated as of December 9, 2002,
                          between Wildblue Communications, Inc. and Liberty
                          Satellite & Technology, Inc. filed herewith.

 10.24                  Agreement of Stockholders, dated as of December 9, 2002,
                          among Wildblue Communications, Inc. and the stockholders listed therein filed herewith.

 10.25                  Supplemental Stockholders Agreement, dated as of January 31,
                          2003, between Liberty Satellite & Technology, Inc. and
                          IntelSat USA Sales Corp. filed herewith.

 10.26                  Master Agreement Regarding Restructuring of ASTROLINK
                          International LLC, dated as of January 17, 2003, by and among Liberty Satellite & Technology, Inc. and the other parties named therein filed herewith.

 10.27                  Contribution Agreement, dated as of January 17, 2003, by and among Liberty Satellite & Technology, Inc., Liberty Media
                          Corporation and ASTROLINK International LLC filed
                          herewith.

 10.28                  Master Services Agreement, dated as of August 3, 1993, by
                          and between Marriott International, Inc., Marriott Hotel
                          Services, Inc. and On Command Video Corporation
                          (confidential treatment granted) (Incorporated by
                          reference to Exhibit 10.6 to the Registration Statement on
                          Form S-1 (File No. 33-98502) of Ascent Entertainment
                          Group, Inc.).

 10.29                  Service Agreement, dated March 21, 2001, between On Command
                          Corporation and Marriott International, Inc. (composite
                          version) (confidential treatment requested) (Incorporated
                          by reference to Exhibit 10.1 to the Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 2001 of On
                          Command Corporation, Commission File No. 00-21315).

 10.30                  Hilton Hotels Corporation-On Command Video Agreement, dated
                          April 27, 1993, by and between Hilton Hotels Corporation
                          and On Command Video Corporation (confidential treatment
                          granted) (Incorporated by reference to Exhibit 10.4 to the
                          Registration Statement on Form S-4 (File No. 333-10407) of
                          On Command Corporation).

 10.31                  Credit Agreement, dated as of July 18, 2000, by and among On
                          Command Corporation, the lenders party thereto, Toronto
                          Dominion (Texas), Inc., Fleet National Bank, Bank of
                          America, N.A., and the Bank of New York. (Incorporated by
                          reference to Exhibit 10.16 of the Annual Report on
                          Form 10-K/A for the year ended December 31, 2000 of On
                          Command Corporation).

 10.32                  Amendment No. 1, dated as of March 27, 2001, to the Credit
                          Agreement, dated as of July 18, 2000, by and among On
                          Command Corporation, the lenders party thereto, Toronto
                          Dominion (Texas), Inc., Fleet National Bank, Bank of
                          America, N.A., and the Bank of New York. (Incorporated by
                          reference to Exhibit 10.17 of the Annual Report on
                          Form 10-K/A for the year ended December 31, 2000 of On
                          Command Corporation).

 10.33                  Amendment No. 2 dated as of November 14, 2001, to the Credit
                          Agreement, by and among On Command Corporation, Toronto
                          Dominion (Texas), Inc. Fleet National Bank, Bank of
                          America, the Bank of New York Company and the Bank of New
                          York. (Incorporated by reference to Exhibit 10.16 of the
                          Annual Report of Form 10-K for the year ended
                          December 31, 2001 of On Command Corporation).

 21                     Subsidiaries of the Registrant filed herewith.

 23.1                   Consent of KPMG LLP filed herewith.

 23.2                   Consent of KPMG LLP filed herewith.

 99.1                   Certification pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002 filed herewith.

------------------------

*   Indicates compensatory plan or arrangement.

(a) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-21317).

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

(e) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 1, 1999.

(f) Incorporated by reference to the Company's definitive proxy materials filed with the SEC on February 11, 2002.