Form 10-Q
period 2003-03-31
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2003-05-15
CIK 1022222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER: 0-21317

                      LIBERTY SATELLITE & TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

            STATE OF DELAWARE                               84-1299995
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification No.)

         12300 LIBERTY BOULEVARD
           ENGLEWOOD, COLORADO                                80112
 (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (720) 875-5400

    Indicate by check mark whether the Registrant is an accelerated filer as described in Rule 12(b)-2 of the Securities Exchange Act. Yes / / No /X/

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of Liberty Satellite & Technology, Inc.'s common stock as of April 30, 2003 was:

                 Series A common stock--14,278,206 shares; and
                   Series B common stock--34,765,055 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2003          2002
                                                              ----------   -------------
                                                                 AMOUNTS IN THOUSANDS
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 105,036        11,571
  Restricted cash (note 5)..................................      5,890         2,690
  Trade and other receivables, net..........................     30,534        33,513
  Derivative assets (note 6)................................    185,775       317,580
  Other current assets......................................      3,122         3,629
                                                              ---------      --------
    Total current assets....................................    330,357       368,983
                                                              ---------      --------
Investments in available-for-sale securities and other cost
  investments, including securities pledged to creditors
  (note 5)..................................................    139,479       143,858
Long-term derivative assets (note 6)........................         --         8,476

Property and equipment:
  Video systems.............................................    396,500       392,350
  Support equipment.........................................     12,799        12,813
                                                              ---------      --------
                                                                409,299       405,163
  Accumulated depreciation..................................   (140,508)     (130,086)
                                                              ---------      --------
                                                                268,791       275,077
                                                              ---------      --------
Intangible asset subject to amortization, net of accumulated
  amortization..............................................         --        13,583

Intangible asset not subject to amortization--Goodwill......     53,309        52,272

Other assets................................................     15,403        12,970
                                                              ---------      --------
    Total assets............................................  $ 807,339       875,219
                                                              =========      ========

                                                                     (continued)

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                                  (UNAUDITED)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2003           2002
                                                              -----------   -------------
                                                                 AMOUNTS IN THOUSANDS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $    39,722        48,332
  Due to parent (note 2)
    Note payable............................................           --        48,411
    Accrued interest........................................           --           614
    Other accrued expenses..................................        6,286         6,931
  Current portion of long-term debt (note 7)................      115,336       113,336
  Securities lending agreement (note 5).....................        5,890         2,690
                                                              -----------    ----------
      Total current liabilities.............................      167,234       220,314
                                                              -----------    ----------
Long-term debt (note 7).....................................      265,695       261,946
Put option liability due to related party (note 2)..........       31,735        31,052
Deferred tax liability......................................       10,880        14,558
Other liabilities...........................................          223           495
                                                              -----------    ----------
      Total liabilities.....................................      475,767       528,365
                                                              -----------    ----------
Minority interests in equity of consolidated subsidiaries...       10,017         9,854
Redeemable preferred stock..................................      203,677       202,147
Stockholders' Equity:
  Preferred stock; authorized 5,000,000 shares; issued and
    outstanding 300,000 shares in 2003 and 2002.............           --            --
  Series A common stock, $1 par value; authorized
    100,000,000 shares; issued and outstanding 14,306,060
    shares at March 31, 2003 and 11,078,834 shares at
    December 31, 2002.......................................       14,306        11,079
  Series B common stock, $1 par value; authorized 70,000,000 shares; issued and outstanding 34,765,055 shares at
    March 31, 2003 and December 31, 2002....................       34,765        34,765
  Additional paid-in capital................................    1,977,104     1,981,831
  Accumulated other comprehensive earnings..................        7,037         3,085
  Accumulated deficit.......................................   (1,914,644)   (1,895,220)
                                                              -----------    ----------
                                                                  118,568       135,540
  Series A common stock held in treasury, at cost (27,854
    shares at March 31, 2003 and December 31, 2002).........         (378)         (378)
  Notes receivable from officers............................         (312)         (309)
                                                              -----------    ----------
      Total stockholders' equity............................      117,878       134,853
                                                              -----------    ----------
Commitments and contingencies (notes 5, 7, 9 and 10)
                                                              $   807,339       875,219
                                                              ===========    ==========

     See accompanying notes to condensed consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              AMOUNTS IN THOUSANDS,
                                                                EXCEPT PER SHARE
                                                                     AMOUNTS
Net revenue:
  In-room entertainment.....................................  $ 56,720      57,383
  Other.....................................................       105         105
                                                              --------    --------
                                                                56,825      57,488
                                                              --------    --------
Operating costs and expenses:
  Operating.................................................    35,393      36,727
  Selling, general and administrative (note 2)..............     6,280       7,009
  Depreciation and amortization.............................    32,570      33,715
  Asset impairments and other charges.......................       325       1,829
                                                              --------    --------
                                                                74,568      79,280
                                                              --------    --------
    Operating loss..........................................   (17,743)    (21,792)
Other income (expense):
  Interest expense-parent (note 2)..........................      (412)       (992)
  Interest expense-other....................................    (4,073)     (4,071)
  Realized and unrealized losses on financial instruments,
    net (note 6)............................................    (1,976)     (7,316)
  Other, net................................................       160      (2,625)
                                                              --------    --------
                                                                (6,301)    (15,004)
                                                              --------    --------
    Loss before income taxes and minority interests.........   (24,044)    (36,796)
Income tax benefit..........................................     4,783      10,254
Minority interests in losses (earnings) of consolidated
  subsidiaries..............................................      (163)        697
                                                              --------    --------
    Loss before cumulative effect of accounting change......   (19,424)    (25,845)
Cumulative effect of accounting change, net of taxes........        --    (105,837)
                                                              --------    --------
    Net loss................................................   (19,424)   (131,682)
Accretion of redeemable preferred stock.....................    (1,530)     (1,530)
Dividends on redeemable preferred stock.....................    (7,500)     (7,500)
                                                              --------    --------
    Net loss attributable to common stockholders............  $(28,454)   (140,712)
                                                              ========    ========
Basic and diluted loss per common share before cumulative
  effect of accounting change (note 3)......................  $  (0.59)      (0.84)
Cumulative effect of accounting change......................        --       (2.55)
                                                              --------    --------
Basic and diluted loss per common share.....................  $  (0.59)      (3.39)
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              AMOUNTS IN THOUSANDS
Net loss....................................................  $(19,424)   (131,682)
                                                              --------    --------
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses).........................     1,486      (1,040)
  Reclassification of holding losses included in earnings...       412          --
  Foreign currency translation adjustments..................     2,054          60
                                                              --------    --------
    Other comprehensive income (loss).......................     3,952        (980)
                                                              --------    --------
      Comprehensive loss....................................  $(15,472)   (132,662)
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 2003

                                  (UNAUDITED)

                                                                    ACCUMULATED
                                  COMMON STOCK        ADDITIONAL       OTHER
                              ---------------------    PAID-IN     COMPREHENSIVE   ACCUMULATED   TREASURY
                              SERIES A    SERIES B     CAPITAL       EARNINGS        DEFICIT      STOCK
                              ---------   ---------   ----------   -------------   -----------   --------
                                                         AMOUNTS IN THOUSANDS
Balance at January 1,
  2003......................   $11,079     34,765     1,981,831        3,085       (1,895,220)     (378)
  Net loss..................        --         --            --           --          (19,424)       --
  Other comprehensive
    income..................        --         --            --        3,952               --        --
  Accretion and dividends on
    redeemable preferred
    stock...................        --         --        (9,030)          --               --        --
  Issuance of Series A
    common stock for
    preferred stock
    dividends...............     3,222         --         4,278           --               --        --
  Recognition of stock
    compensation related to
    restricted stock awards,
    net of taxes............        --         --            27           --               --        --
  Accrual of interest on
    notes receivable from
    officers................        --         --             3           --               --        --
  Issuance of restricted
    stock...................         5         --            (5)          --               --        --
                               -------     ------     ---------        -----       ----------      ----
Balance at March 31, 2003...   $14,306     34,765     1,977,104        7,037       (1,914,644)     (378)
                               =======     ======     =========        =====       ==========      ====

                                NOTES
                              RECEIVABLE       TOTAL
                                 FROM      STOCKHOLDERS'
                               OFFICERS       EQUITY
                              ----------   -------------
                                 AMOUNTS IN THOUSANDS
Balance at January 1,
  2003......................     (309)        134,853
  Net loss..................       --         (19,424)
  Other comprehensive
    income..................       --           3,952
  Accretion and dividends on
    redeemable preferred
    stock...................       --          (9,030)
  Issuance of Series A
    common stock for
    preferred stock
    dividends...............       --           7,500
  Recognition of stock
    compensation related to
    restricted stock awards,
    net of taxes............       --              27
  Accrual of interest on
    notes receivable from
    officers................       (3)             --
  Issuance of restricted
    stock...................       --              --
                                 ----         -------
Balance at March 31, 2003...     (312)        117,878
                                 ====         =======

     See accompanying notes to condensed consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              AMOUNTS IN THOUSANDS
                                                                  (SEE NOTE 4)
Cash flows from operating activities:
  Net loss..................................................  $(19,424)   (131,682)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................    32,570      33,715
    Asset impairments and other charges.....................       325       1,829
    Realized and unrealized losses on financial
      instruments...........................................     1,976       7,316
    Minority interests in earnings (losses) of consolidated
      subsidiaries..........................................       163        (697)
    Deferred tax benefit....................................    (4,908)     (4,680)
    Cumulative effect of accounting change, net of taxes....        --     105,837
    Other non-cash items....................................     1,209       1,866
    Changes in operating assets and liabilities:
      Receivables and prepaid expenses......................     3,875      (6,984)
      Accruals and payables.................................    (9,753)      8,491
                                                              --------    --------
        Net cash provided by operating activities...........     6,033      15,011
                                                              --------    --------
Cash flows from investing activities:
  Proceeds from disposition of available-for-sale security
    and related equity collar...............................   149,263          --
  Investments in and advances to affiliates and investees...    (5,009)    (18,644)
  Capital expended for equipment............................   (12,000)    (12,440)
  Other investing activities................................    (1,610)         --
                                                              --------    --------
        Net cash provided (used) by investing activities....   130,644     (31,084)
                                                              --------    --------
Cash flows from financing activities:
  Borrowings of third-party debt............................     6,000      17,000
  Repayments of third-party debt............................      (251)       (269)
  Advances and contributions from parent....................        --       6,573
  Repayments of note payable to parent......................   (48,411)     (6,573)
  Payment of deferred financing costs.......................      (550)         --
                                                              --------    --------
        Net cash provided (used) by financing activities....   (43,212)     16,731
                                                              --------    --------
        Net increase in cash and cash equivalents...........    93,465         658
        Cash and cash equivalents:
          Beginning of period...............................    11,571      33,913
                                                              --------    --------
          End of period.....................................  $105,036      34,571
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Liberty Satellite & Technology, Inc. and those of all majority-owned or controlled subsidiaries ("LSAT" and together with its consolidated subsidiaries, the "Company"). All significant inter-company transactions have been eliminated.

    LSAT is a consolidated subsidiary of Liberty Media Corporation ("Liberty Media"). At March 31, 2003, Liberty Media owned approximately 87% of LSAT's outstanding common stock, which, when considered with LSAT redeemable preferred stock owned by Liberty Media, represented approximately 98% of LSAT's outstanding voting power. The Company's primary operating subsidiary is On Command Corporation ("On Command"), which provides in-room, on-demand video entertainment and informational services to hotels, motels and resorts. At
March 31, 2003, LSAT, indirectly controlled approximately 74% of the outstanding On Command common stock ("On Command Common Stock") and 100% of certain series of On Command's preferred stock, which ownership interests collectively represented approximately 80% of On Command's outstanding voting power.

    In addition to LSAT's indirect interests in On Command and in various investments, the Company is currently pursuing strategic opportunities worldwide in the distribution of Internet and other content via satellite and related businesses.

    These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K.

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

    Certain prior period amounts have been reclassified for comparability with the 2003 presentation.

(2) TRANSACTIONS WITH LIBERTY MEDIA AND OTHER RELATED PARTIES

    PROPOSALS BY LIBERTY MEDIA TO ACQUIRE LSAT AND ON COMMAND PUBLICLY-HELD
     STOCK

    On April 1, 2003, the Company announced that it received an expression of interest from Liberty Media regarding the possibility of Liberty Media acquiring all the issued and outstanding shares of LSAT that Liberty Media does not already own. As proposed by Liberty Media, LSAT stockholders would receive
0.2131 of a share of Liberty Media Series A common stock for each share of LSAT common stock held. The transaction would be taxable to LSAT stockholders.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

    LSAT's Board of Directors has established a committee of independent directors to consider the proposal from Liberty Media. The committee has engaged independent legal counsel and financial advisors, and has authority, among other things, to review and evaluate the terms and conditions of the proposed transaction, to determine whether the proposed transaction is in the best interests of the Company and its public stockholders, to negotiate with Liberty Media, and to accept, reject or seek to modify the proposed transaction. Any transaction between LSAT and Liberty Media would be subject to negotiation, execution and delivery of definitive documentation relating thereto and any closing conditions provided for in such documentation.

    On April 2, 2003, On Command announced that it had received an expression of interest from Liberty Media regarding the possibility of Liberty Media acquiring all the issued and outstanding shares of On Command that Liberty Media (through its subsidiaries) does not already own. As proposed by Liberty Media, On Command stockholders would receive 0.0787 of a share of Liberty Media Series A common stock for each share of On Command Common Stock held. The transaction would be taxable to On Command stockholders.

    On Command's Board of Directors has established a committee of independent directors to consider the proposal from Liberty Media. The committee has engaged independent legal counsel and financial advisors, and has authority, among other things, to review and evaluate the terms and conditions of the proposed transaction, to determine whether the proposed transaction is in the best interests of On Command and its public stockholders, to negotiate with Liberty Media, and to accept, reject or seek to modify the proposed transaction. Any transaction between On Command and Liberty Media would be subject to negotiation, execution and delivery of definitive documentation relating thereto and any closing conditions provided for in such documentation.

    TRANSACTIONS WITH LIBERTY MEDIA AND AFFILIATES

    NOTE PAYABLE. On March 26, 2003, LSAT used a portion of the proceeds from the delivery of 2,500,000 shares of Sprint Corporation PCS Group common stock and the termination of a related equity collar to repay a note payable to Liberty Media with a principal balance of $48,411,000 and an accrued interest balance of $115,000.

    TAX LIABILITY ALLOCATION AND INDEMNIFICATION AGREEMENT. LSAT and Liberty Media have entered into a tax liability allocation and indemnification agreement whereby LSAT is obligated to make a cash payment to Liberty Media in each year that LSAT (taken together with any of its subsidiaries) has taxable income. The amount of the payment will be equal to the amount of the taxable income of LSAT and its subsidiaries (determined as if LSAT and its subsidiaries filed a separate return) multiplied by the highest applicable corporate tax rate. In the event that (1) LSAT and its subsidiaries, when treated as a separate group, has a net operating loss or deduction or is entitled to a tax credit for a particular year; and (2) Liberty Media is able to use such loss, deduction or credit to reduce its tax liability, LSAT will be entitled to a credit against current and future payments to Liberty Media under the agreement. If LSAT disaffiliates itself with Liberty Media and the members of Liberty Media's affiliated group prior to the time that LSAT is able to use such credit, LSAT will be entitled to a payment from Liberty Media at the earlier of the time that
(1) LSAT and its subsidiaries show they could have used the net operating loss or net tax credit to reduce their own separately computed tax

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

liability or (2) the voting power of the stock of LSAT held by Liberty Media and the members of its affiliated group drops below 20%.

    In addition, under the tax liability allocation and indemnification agreement, LSAT will have the opportunity to participate in the defense of claims of the Internal Revenue Service that might affect its liability under the agreement, and to participate in tax refunds paid to Liberty Media where such refunds are due in part to LSAT's operations. Through March 31, 2003, the Company has recorded a $2,956,000 intercompany receivable from Liberty Media pursuant to this agreement.

    At March 31, 2003, Ascent Entertainment, Inc., a wholly-owned subsidiary of LSAT, ("Ascent Entertainment") owed Liberty Media $8,409,000 pursuant to a separate tax liability allocation and indemnification agreement. Such amount, which is non-interest bearing, represents the net effect of $36,568,000 that is due on demand to Liberty Media and $28,159,000 that is payable to the Company by Liberty Media if, and to the extent that, tax benefits generated by Ascent Entertainment are utilized to reduce Liberty Media's taxable income.

    EXPENSE ALLOCATIONS AND REIMBURSEMENTS. Liberty Media allocates rent, salaries, benefits and certain other general and administrative expenses to the Company. Although there is no written agreement with Liberty Media for these allocations, the Company believes the allocated amounts to be reasonable. The aggregate allocations from Liberty Media were $113,000 during each of the three month periods ended March 31, 2003 and 2002. In addition, the Company reimburses Liberty Media for certain expenses paid by Liberty Media on behalf of the Company. Amounts owed to Liberty Media pursuant to these arrangements ($833,000 at March 31, 2003) are non-interest bearing and are generally paid on a monthly basis.

    PUT OPTION LIABILITY. Effective September 29, 2000, Liberty Satellite LLC ("LSAT LLC"), a subsidiary of LSAT, acquired a 1% managing common interest in a joint venture ("IB2 LLC") from a subsidiary of Liberty Digital, Inc. ("Liberty Digital") for $652,000. Liberty Digital, an indirect wholly-owned subsidiary of Liberty Media, retained a preferred interest (the "Preferred Interest") in IB2 LLC, which owns approximately 360,000 shares of iBEAM Broadcasting Corp. ("iBEAM") common stock ("iBEAM Stock"). The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM Stock on September 29, 2000) plus a 9% return, compounded annually (the "iBEAM Put Option"). LSAT LLC has the right to call Liberty Digital's Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the iBEAM Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances, including iBEAM's bankruptcy, LSAT LLC can force Liberty Digital to exercise the iBEAM Put Option prior to September 29, 2008.

    During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying the iBEAM Put Option liability at an amount ($31,735,000 at March 31, 2003), which represents the iBEAM Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the iBEAM Put Option will be limited to Liberty Digital's 9% return on the iBEAM Put Option liability.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

    Changes in the fair market value of the iBEAM Put Option subsequent to September 29, 2000 have been recognized as unrealized gains (losses) on financial instruments in the Company's condensed consolidated statements of operations. During the three months ended March 31, 2003 and 2002, the Company recorded unrealized losses of $683,000 and $627,000, respectively, related to the iBEAM Put Option.

    ASCENT MEDIA SATELLITE SERVICES. In 2002, On Command entered into a short-term agreement with Ascent Media Group, Inc., a consolidated subsidiary of Liberty Media, ("Ascent Media") pursuant to which Ascent Media supplied On Command with uplink and satellite transport services at a cost of $180,000 through March 31, 2003. On March 24, 2003, the parties executed a Content Preparation and Distribution Services Agreement that will provide for uplink and satellite transport services for a monthly fee of $36,000, subject to adjustment, for a period of five years, beginning on April 1, 2003. This agreement also provides for Ascent Media to supply On Command with content preparation services at a negotiated rate for a period of five years at On Command's request. On Command also entered into an agreement dated April 1, 2003 with a wholly-owned subsidiary of Ascent Media for the installation by such subsidiary of satellite equipment at On Command's downlink sites at hotels for a fee of $500 per installation completed.

    TRANSACTIONS WITH OTHER RELATED PARTIES

    PHOENIXSTAR MANAGEMENT AGREEMENT. Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar, Inc. ("Phoenixstar") pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly management fee. Prior to 1999, the Company beneficially owned 37% of Phoenixstar's outstanding shares. In connection with certain transactions that closed in 1999, the Company agreed to forgo any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's equity, and to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. Management fees from Phoenixstar aggregated $105,000 for each of the three-month periods ended March 31, 2003 and 2002. In addition, the Company allocates certain general and administrative expenses, such as office rent and computer support to Phoenixstar. Under the current management agreement, expense allocations are limited to $5,000 per month. Such allocations aggregated $15,000 during each of the three-month periods ended March 31, 2003 and 2002, and are reflected as a reduction of general and administrative expenses in the accompanying condensed consolidated statements of operations.

(3) LOSS PER COMMON SHARE

    The loss per common share for the three months ended March 31, 2003 and 2002 is based on 48,235,000 and 41,522,000 weighted average shares outstanding, respectively. Potential common shares were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive. At March 31, 2003, the number of potential common shares was approximately 2,170,000. Such potential common shares consist of stock options to acquire shares of LSAT Series A common stock ("Series A Common Stock") and securities that are convertible into 1,696,717 shares of LSAT Series B common stock ("Series B Common Stock') at March 31, 2003. The foregoing potential

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

common share amounts do not take into account the assumed number of shares that may be repurchased by the Company upon the exercise of stock options.

(4) SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

    Cash paid for interest was $4,643,000 and $4,782,000 for the three months ended March 31, 2003 and 2002, respectively. Cash paid for income taxes was not significant during these periods.

(5) INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                        MARCH 31,    DECEMBER 31,
                                                           2003          2002
                                                        ----------   -------------
                                                           AMOUNTS IN THOUSANDS
Various 10% investees that operate satellite
  television systems in Latin America ("Sky Latin
  America")...........................................   $ 89,543        86,772
General Motors Corporation Class H common stock ("GM
  Hughes Stock")*.....................................     20,406        19,495
Sprint Corporation PCS Group ("Sprint PCS Group")*....     11,270        22,271
XM Satellite Radio Holdings, Inc. ("XMSR")*...........      5,890         2,690
Other.................................................     12,370        12,630
                                                         --------       -------
                                                         $139,479       143,858
                                                         ========       =======

------------------------

*   Denotes an investment carried as an available-for-sale security.

    SPRINT PCS GROUP

    The Company accounted for its investment in Sprint Corporation PCS Group common stock ("Sprint PCS Stock") as an available-for-sale security. On
March 26, 2003, the Company delivered 2,500,000 shares of Sprint PCS Stock upon settlement of a portion of the Sprint PCS Stock equity collar. The Company received cash proceeds of $149,263,000 upon such settlement. Subsequent to March 31, 2003, the Company delivered all of its remaining 2,584,745 shares of Sprint PCS Stock as settlement for the remaining amount due to the Company pursuant to the Sprint PCS Stock equity collar and received cash proceeds of $154,323,000.

    XMSR

    LSAT LLC currently owns 1,000,000 shares or approximately 1% of the outstanding XMSR Class A common stock.

    On June 27, 2001, LSAT LLC entered into an agreement to lend 1,000,000 shares of XMSR to a third party. The obligation of such third party to return those shares to LSAT LLC is secured by cash collateral equal to 100% of the market value of that stock, which was $5,890,000 at March 31, 2003. Such cash collateral is reported as restricted cash in the accompanying condensed consolidated balance sheet. During the period of the loan, which is terminable by either party at any time, the cash collateral

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of 0.15% per annum. As of March 31, 2003, 1,000,000 shares of XMSR had been lent under this agreement. The loan has no stated maturity date.

    OTHER

    Information concerning certain of the Company's other investments is set forth below.

    In December 2002, the Company announced that it had agreed to increase its investment in WildBlue Communications, Inc. ("WildBlue"). At March 31, 2003, the Company had an approximate 16% ownership interest in WildBlue. On April 21, 2003, and pursuant to the terms of the new agreement, the Company invested
$58 million in return for senior preferred stock and warrants of WildBlue. As also agreed, other existing and new investors invested $98 million in WildBlue for a total new investment of $156 million. Upon closing of the transaction the Company became the largest shareholder of WildBlue with an ownership interest of approximately 32% and a voting interest of approximately 37%. As a result of this transaction, the Company will begin using the equity method to account for its investment in WildBlue. Previously, the Company had carried such investment at cost, subject to other-than-temporary impairment. WildBlue currently expects to launch its satellite in the first half of 2004 and begin providing broadband data services in the third or fourth quarter of 2004.

    In connection with the aforementioned additional investment in WildBlue, the Company entered into a put agreement with KPCB Holdings, Inc. ("KPCB") another investor in WildBlue. Pursuant to this put agreement, KPCB has the right to put its interest in WildBlue to the Company and another investor in WildBlue for $10,000,000, the amount KPCB invested in WildBlue at the closing of the WildBlue transaction. The Company and such other investor are each responsible for $5,000,000 of the aggregate $10,000,000 put obligation. The put may be exercised at any time within four years from the closing of the WildBlue transaction.

    In connection with a first quarter 2001 acquisition of a 7.5% interest in e-ROOM CORPORATION ("e-ROOM") and the settlement of certain litigation, On Command agreed that e-ROOM would have the option during the 15 day period beginning on March 1, 2003 to cause On Command to repurchase all, but not less than all, of the 275,000 shares of On Command Common Stock issued to e-ROOM at a price of $15 per share. During the fourth quarter of 2002, On Command repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share. In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which On Command can be required to repurchase 119,500 of the remaining shares subject to repurchase. On Command is not precluded from repurchasing such shares at an earlier date. The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum. On March 1, 2003, the date on which the remaining 36,000 shares will first become subject to repurchase by On Command was postponed until March 1, 2004. The repurchase price for such shares will remain at $15 per share.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

    Investments in available-for-sale securities are summarized below. The unrealized holding gains and losses are in addition to the unrealized gains and losses recognized in the condensed consolidated statements of operations.

                                                        MARCH 31,    DECEMBER 31,
                                                           2003          2002
                                                        ----------   -------------
                                                           AMOUNTS IN THOUSANDS
Equity securities
  Fair value..........................................    $40,694       48,532
                                                          =======       ======
  Gross unrealized holding gains......................    $ 4,680        1,517
                                                          =======       ======
  Gross unrealized holding losses.....................    $   (52)          --
                                                          =======       ======

(6) DERIVATIVE INSTRUMENTS

    The estimated fair values of the Company's derivative instruments are as follows:

                                         UNDERLYING     MARCH 31,    DECEMBER 31,
TYPE OF DERIVATIVE                        SECURITY         2003          2002
------------------                    ----------------  ----------   -------------
                                                           AMOUNTS IN THOUSANDS
Equity collar.......................  Sprint PCS Stock  $ 143,053       280,559
Equity collar.......................        XMSR           22,435        25,493
Put spread collar...................        GMH            20,287        20,004
                                                        ---------      --------
  Total.............................                      185,775       326,056
  Less current portion..............                     (185,775)     (317,580)
                                                        ---------      --------
Long-term derivative assets.........                    $      --         8,476
                                                        =========      ========

    The trust holding the Sprint PCS Stock for LSAT's benefit entered into an equity collar with a financial institution with respect to LSAT's 5,084,745 shares of Sprint PCS Stock. The collar provided the trust with a put option that gave it the right to require its counterparty to buy 5,084,745 shares of Sprint PCS Stock from the trust in seven tranches for a weighted average price of $59.71 per share. LSAT simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in seven tranches for a weighted average price of $82.39 per share. On March 26, 2003, the Company delivered 2,500,000 shares of Sprint PCS Stock as settlement for a portion of the Sprint PCS Stock equity collar and received cash proceeds of $149,263,000. Subsequent to March 31, 2003, the Company delivered all of its remaining 2,584,745 shares of Sprint PCS Stock as settlement for the remaining amount due to the Company under the Sprint PCS Stock equity collar and received cash proceeds of $154,323,000.

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

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

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

    Prior to January 1, 2003, the Company's equity collars were designated as fair value hedges. Effective December 31, 2002, the Company elected to no longer designate its equity collars as fair value hedges. Such election had no effect on the Company's financial position or results of operations on December 31, 2002. Subsequent to December 31, 2002, changes in the fair value of the Company's available-for-sale securities that previously had been reported in earnings due to the designation of equity collars as fair value hedges will be reported as a component of other comprehensive earnings on the Company's condensed consolidated balance sheet. Changes in the fair value of the equity collars will continue to be reported in earnings.

    Realized and unrealized gains (losses) on financial instruments during the three months ended March 31, 2003 and 2002 aggregated ($1,976,000) and ($7,316,000), respectively. The details of such amounts are as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                            2003           2002
                                                          --------       --------
                                                           AMOUNTS IN THOUSANDS
Change in fair value of derivatives.....................  $(1,293)        69,697
Change in fair value of Sprint PCS Stock and XMSR common
  stock.................................................       --        (76,386)
Change in fair value of iBEAM Put Option................     (683)          (627)
                                                          -------        -------
                                                          $(1,976)        (7,316)
                                                          =======        =======

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

(7) DEBT

    Debt is summarized as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                          2003          2002
                                                       ----------   -------------
                                                          AMOUNTS IN THOUSANDS
On Command Revolving Credit Facility(a)..............  $ 265,633       261,633
PCS Loan Facility(b).................................    114,503       112,503
Capital lease obligations............................        895         1,146
                                                       ---------      --------
                                                         381,031       375,282
Less current portion.................................   (115,336)     (113,336)
                                                       ---------      --------
                                                       $ 265,695       261,946
                                                       =========      ========

------------------------

(a) On Command's revolving credit facility, as amended, (the "On Command Revolving Credit Facility") provided for aggregate borrowings of $275,000,000 at March 31, 2003. Borrowings under the On Command Revolving Credit Facility are due and payable in July 2004. On Command had $9,367,000 of remaining availability under the On Command Revolving Credit Facility at March 31, 2003. On Command's ability to draw additional funds under the On Command Revolving Credit Facility is subject to On Command's continued compliance with applicable financial covenants.

    Revolving loans extended under the On Command Revolving Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of On Command (3.82% effective borrowing rate at March 31, 2003). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the On Command Revolving Credit Facility, depending on certain operating ratios of On Command. The On Command Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on On Command's ability to pay dividends or make other distributions, and restrictions on On Command's ability to make capital expenditures. In addition, On Command is required to maintain leverage and interest coverage ratios. On Command was in compliance with such covenants at March 31, 2003. Substantially all of On Command's assets are pledged as collateral for borrowings under the On Command Revolving Credit Facility.

    On March 28, 2003, On Command and its bank lenders amended the On Command Revolving Credit Facility to postpone until June 30, 2003 the step down of the leverage ratio covenant of the On Command Revolving Credit Facility from
    4.25 to 3.50. Accordingly, the maximum leverage ratio permitted under the On Command Revolving Credit Facility at March 31, 2003 was 4.25, and On Command's actual leverage ratio was 4.00 as of such date. On April 17, 2003, On Command and its bank lenders executed an Amended and Restated Credit Agreement. The closing of the Amended and Restated Credit Agreement is contingent upon the contribution of $40,000,000 by Liberty Media to On Command to be used to repay principal due, and permanently reduce lender commitments, pursuant to the Amended and Restated Credit Agreement. However, Liberty Media has no obligation to make any contribution to On Command, and there can be no assurance that

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

    any such contribution will be made. The terms of any potential Liberty Media contribution (including the securities or other consideration to be received by Liberty Media in exchange for such contribution) have not yet been agreed upon. After the proposed reduction of lender commitments, the Amended and Restated Credit Agreement would constitute a $235,000,000 senior secured credit facility, consisting of a $50,000,000 revolving credit facility and a $185,000,000 term loan facility. The term loan would be subject to scheduled amortizations commencing September 30, 2003, and both amended and restated facilities would mature on December 31, 2007.

    Although On Command is in compliance with the leverage ratio covenant of its existing On Command Revolving Credit Facility at March 31, 2003, On Command believes that it will be out of compliance with such covenant at June 30, 2003 if the closing of the Amended and Restated Credit Agreement does not occur by that date. If the Amended and Restated Credit Agreement has not closed by June 30, 2003, On Command anticipates that it will request a further amendment to its existing On Command Revolving Credit Facility to postpone the step down of the leverage ratio covenant. It is uncertain if On Command's lenders would agree to such a further amendment and what terms might be imposed by the lenders in connection with such further amendment. In the event that the closing of the Amended and Restated Credit Agreement does not occur by the date that the leverage ratio is reduced to 3.50, On Command anticipates that a default would occur under the On Command Revolving Credit Facility. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral, which consists of substantially all On Command's assets. No assurance can be given that the Amended and Restated Credit Agreement will close. In addition, if the Amended and Restated Credit Agreement does not close, no assurance can be given that On Command will be able to successfully restructure or refinance its existing On Command Revolving Credit Facility on terms acceptable to On Command, or that On Command will be able to avoid a default under its existing On Command Revolving Credit Facility. In light of the uncertainties with respect to the On Command Revolving Credit Facility, On Command's independent auditors included an explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements of On Command stating in part that "On Command is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about On Command's ability to continue as a going concern."

(b) LSAT LLC's revolving credit facility, as amended, provided for maximum borrowings of $303,000,000 (the "PCS Loan Facility"). The PCS Loan Facility was secured by LSAT LLC's interest in shares of Sprint PCS Stock and the Sprint PCS Stock equity collar. Interest accrued at the 30 day LIBOR (1.33% at March 31, 2003) and was payable monthly. Subsequent to March 31, 2003, the Company settled the remaining portion of the Sprint PCS Stock equity collar by delivering all of its remaining 2,584,745 shares of Sprint PCS Stock to the counterparty. The Company used $114,651,000 of the proceeds received from such settlement to repay all principal and accrued interest due under the PCS Loan Facility. In connection with such repayment, the PCS Loan Facility was canceled.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

    The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Due to its variable rate nature, the fair value of the Company's debt approximated its carrying value at March 31, 2003.

(8) STOCK COMPENSATION

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB Opinion No. 25") and related interpretations, to account for its fixed plan stock options. Under this method, compensation expense for stock options or awards that are fixed generally is required to be recognized over the vesting period only if the current market price of the underlying stock exceeds the exercise price on the date of grant. Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("Statement 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by Statement 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion
No. 25, and has adopted the disclosure requirements of Statement 123, as amended by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE--AN AMENDMENT OF FASB STATEMENT NO. 123. The following table illustrates the effects on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (amounts in thousands except per share amounts).

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           2003       2002
                                                         --------   ---------
Net loss, as reported..................................  $(19,424)  $(131,682)
  Stock compensation expense determined under fair
    value method, net of taxes.........................    (1,468)     (1,754)
                                                         --------   ---------
    Pro forma net loss.................................  $(20,892)  $(133,436)
                                                         ========   =========
    Pro forma net loss applicable to common
      shareholders.....................................  $(29,922)  $(142,466)
                                                         ========   =========
Loss per share:
  Basic and diluted--as reported.......................  $  (0.59)  $   (3.39)
                                                         ========   =========
  Basic and diluted--pro forma.........................  $  (0.62)  $   (3.43)
                                                         ========   =========

(9) SIGNIFICANT CUSTOMERS

    During the three months ended March 31, 2003, hotels owned, managed or franchised by Marriott International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton"), Six Continents Hotels, Inc. ("Six Continents"), Hyatt Hotel Corporation ("Hyatt"), and Starwood Hotels and Resorts Worldwide, Inc. ("Starwood") accounted for 32%, 15%, 11%, 7% and 7%, respectively, of On Command's total net room revenue. Accordingly, hotels owned, managed or franchised by On Command's five largest hotel chain customers accounted for 72% of On Command's total net room revenue during the three months

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

ended March 31, 2003. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command's results of operations and financial condition.

    On March 21, 2001, On Command and Marriott entered into a definitive master agreement pursuant to which On Command distributes its services in hotel rooms owned or managed by Marriott. In addition, On Command has the opportunity to enter into agreements to provide its services to additional hotel rooms franchised by Marriott. The master agreement with Marriott expires in 2008. At March 31, 2003, On Command provided entertainment services to approximately 166,000 rooms that were owned or managed by Marriott, and approximately 94,000 rooms that were franchised by Marriott.

    On Command's master contract with Hilton expired in April 2000, and in October 2000, Hilton announced that it would not be renewing such master contract. As a result, hotels owned, managed or franchised by Hilton are currently subject to a master contract between Hilton and a competitor of On Command. Accordingly, On Command anticipates that hotels owned by Hilton will not renew their contracts as they expire. However, hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with On Command, and, although no assurance can be given, On Command anticipates that certain of those hotels will choose to renew. At March 31, 2003, On Command provided service to approximately 121,000 rooms in 523 hotels that are owned, managed or franchised by Hilton. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton. Through March 31, 2003, On Command's contracts with 75 of the aforementioned 523 hotels (19,000 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. On Command's individual contracts with the remaining 448 Hilton hotels (102,000 rooms) expire at various dates through 2010, with 53% of those rooms expiring by 2005. Since January 2002, On Command has entered into new contracts, or renewed existing contracts, with respect to 8,400 rooms that were franchised by Hilton, and 2,600 rooms that were managed by Hilton. The net room revenue derived from hotels that are owned, managed or franchised by Hilton decreased 17% during the three months ended March 31, 2003, as compared to the corresponding prior year period. Over time, On Command anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton will continue to decrease. However, due to the uncertainties involved, On Command is currently unable to predict the amount and timing of the revenue decreases.

    On Command does not have master contracts with either Starwood or Six Continents, and On Command's master contract with Hyatt provides for the simultaneous expiration of On Command's contractual relationships with all of the individual hotels that are subject to the Hyatt master contract as of December 31, 2004. At March 31, 2003, On Command provided entertainment services to approximately 176,000 rooms in hotels that are owned, managed or franchised by Starwood or Six Continents. Agreements with respect to approximately 51% of such Starwood and Six Continents rooms have already expired, or will expire by December 31, 2004. At March 31, 2003, approximately 38,000 or 60% of On Command's Starwood rooms were located in Sheraton or Four Points hotels that, depending on whether such hotels are owned, managed or franchised by Starwood, may be covered by a master contract with a competitor of On Command upon the expiration of such hotels' contracts with On Command. On Command is actively pursuing master agreements with Hyatt and Six Continents,

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

and with Starwood with respect to the Starwood brands that are not already covered by a competitor's contract.

    In certain cases, On Command is also pursuing direct contractual relationships with individual hotels that are owned, managed or franchised by these hotel chains. No assurance can be given that On Command will be successful in executing master or individual hotel contracts. However, On Command expects that, regardless of the expiration dates of master contracts or individual contracts with hotels, On Command will continue to be the provider of in-room entertainment services for individual hotels that are not under contract until such time as a competitor's equipment can be installed.

(10) COMMITMENTS AND CONTINGENCIES

    COMMITMENTS

    On Command is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, On Command is committed to carry such suppliers' programming on its video systems. Additionally, certain of such agreements provide for minimum payments and per room rates that escalate as the number of rooms receiving the programming decreases.

    In certain cases, On Command has entered into master contracts whereby On Command has agreed to purchase televisions and/or provide other forms of capital assistance and, to a lesser extent, provide television maintenance services to hotels during the respective terms of the applicable contracts.

    In connection with the first quarter 2001 acquisition of Hotel Digital Network, Inc. ("HDN"), On Command entered into a stockholders agreement (the "HDN Stockholders Agreement") with the then controlling stockholder of Hotel Digital Network (the "HDN Stockholder"). The HDN Stockholders Agreement provided the HDN Stockholder with the right during each of the 30-day periods beginning on March 1, 2003 and 2004 to require On Command to exchange shares of On Command Common Stock for all, but not less than all, of the HDN common shares held by the HDN Stockholder. On March 20, 2003, the HDN Stockholder exercised such right, and in May 2003, On Command acquired all of the HDN Stockholder's interests in HDN common stock for cash and certain other consideration, which in the aggregate was not material to On Command's financial condition. Such acquisition, which did not require the issuance of any shares of On Command Common Stock, represented the final settlement of On Command's purchase obligation under the HDN Stockholders Agreement.

    CONTINGENCIES

    Liberty Media International, Inc. ("Liberty International"), a subsidiary of Liberty Media, and other investors in the Sky Latin America businesses have severally guaranteed obligations of Sky Latin America due under certain transponder agreements and equipment lease agreements through 2018. The Company has indemnified Liberty International with respect to Liberty International's obligations under these guarantees. At March 31, 2003, the portions of the remaining undiscounted obligations due under such transponder agreements and equipment lease agreements that were severally guaranteed by Liberty International aggregated approximately $105,780,000 and $6,805,000, respectively. During the fourth quarter of 2002, Globo Comunicacoes e Participacoes ("GloboPar"), an investor in three of the Sky Latin America entities, announced that it was reevaluating its capital structure. Since that time,

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

GloboPar has not provided any funding to the three Sky Latin America entities in which it is an investor. In the case of one such entity, Sky Multi-Country Partners ("Sky Multi-Country"), the Company and the other investors in Sky Multi-Country have each entered into a Forbearance Agreement with respect to Sky Multi-Country's obligations under a Transponder Services Agreement with PamAmSat Corporation (successor-in-interest to PamAmSat International, Inc.) ("PamAmSat"). Pursuant to the Forbearance Agreement, PamAmSat refrained from enforcing its rights under the Transponder Services Agreement through April 30, 2003, so long as it received at least 70% of the fees due under the Transponder Services Agreement. Through April 30, 2003, the Company and the other investors in Sky Multi-Country have collectively funded at least 70% of the fees due under the Transponder Service Agreement. The parties are currently finalizing an agreement that would extend the term of the Forbearance Agreement to July 31, 2003, subject to certain conditions. At March 31, 2003, the aggregate obligations of Sky Multi-Country that were severally guaranteed by Liberty International were $39,710,000. Sky Multi-Country partially funds another Sky Latin America entity in which GloboPar is an investor. At March 31, 2003, the aggregate obligations of this entity that are severally guaranteed by Liberty International were $6,805,000. In the case of Sky Brasil Servicos Limitada ("Sky Brasil"), another entity in which GloboPar is an investor, an investor other than the Company had previously agreed in July 2002 to assume up to $50,000,000 of GloboPar's funding obligations through 2003 in exchange for increased ownership and governance rights. At March 31, 2003, the aggregate obligations of Sky Brasil that are severally guaranteed by Liberty International were $40,700,000. As detailed above, the three entities in which GloboPar is an investor account for approximately $87,215,000 of the aggregate obligations guaranteed by Liberty International at March 31, 2003. To the extent that the Company or other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable transponder agreements and equipment lease agreements. With respect to the equipment lease agreements, default also includes bankruptcy, debt default, or material adverse change in the business or financial condition of any guarantor that materially adversely affects the ability of any such guarantor to perform its obligations under the guarantee. In the event any such defaults were to occur, the default provisions of the applicable agreements would determine the ultimate amount to be paid by the Company. The Company believes that the maximum amount of the Company's aggregate exposure under the default provisions of the various agreements is not in excess of the undiscounted remaining obligations guaranteed by the Company, as set forth above. The Company cannot currently predict if, and to what extent, it will be required to perform under any of such guarantees.

    On Command has received a series of letters from Acacia Media Technologies Corporation ("Acacia") regarding a portfolio of patents owned by Acacia. Acacia has alleged that its patents cover certain activities performed by On Command and has proposed that On Command take a license under those patents. On Command is reviewing Acacia's patents and believes there are substantial arguments that Acacia's claims lack merit.

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

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

(11) INFORMATION ABOUT OPERATING SEGMENTS

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

    For the three months ended March 31, 2003, LSAT had two operating segments:
"On Command" and "Other". On Command provides in-room, on-demand entertainment and information services to hotels, motels and resorts primarily in the United States and is majority-owned and consolidated by LSAT. "Other" includes LSAT's non-consolidated investments and corporate.

    LSAT evaluates performance and allocates resources to its subsidiaries and affiliates based in part on the measures of revenue and operating cash flow. LSAT defines operating cash flow as operating income before deducting stock compensation, depreciation and amortization, and asset impairments and other charges. LSAT's definition of operating cash flow may differ from cash flow measurements provided by other public companies. Operating cash flow should not be considered as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. LSAT generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

    LSAT utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                ON COMMAND    OTHER      TOTAL
                                                ----------   --------   --------
                                                      AMOUNTS IN THOUSANDS
PERFORMANCE MEASURES:
Three months ended March 31, 2003
  Revenue.....................................   $ 56,720        105     56,825
  Operating cash flow (deficit)...............   $ 15,751       (554)    15,197
Three months ended March 31, 2002
  Revenue.....................................   $ 57,383        105     57,488
  Operating cash flow (deficit)...............   $ 15,114     (1,289)    13,825
BALANCE SHEET INFORMATION:
As of March 31, 2003
  Total assets................................   $374,784    432,555    807,339

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIARIES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2003

                                  (UNAUDITED)

    The following table provides a reconciliation of segment operating cash flow to loss before income taxes and minority interest:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             2003        2002
                                                           ---------   ---------
                                                           AMOUNTS IN THOUSANDS
Segment operating cash flow..............................  $ 15,197      13,825
Stock compensation.......................................       (45)        (73)
Depreciation and amortization............................   (32,570)    (33,715)
Asset impairment and other charges.......................      (325)     (1,829)
Interest expense.........................................    (4,485)     (5,063)
Realized and unrealized losses on financial instruments,
  net....................................................    (1,976)     (7,316)
Other, net...............................................       160      (2,625)
                                                           --------     -------
  Loss before income taxes and minority interests........  $(24,044)    (36,796)
                                                           ========     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion and analysis provides information concerning the financial condition and results of operations of the Company and should be read in conjunction with the accompanying condensed consolidated financial statements of the Company, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

    - Uncertainties inherent in new business strategies, product launches, development plans and investments, including LSAT's recent investment in WildBlue, its proposed investment in ASTROLINK International LLC, and On Command's strategy to expand its target market to include smaller hotels;

    - Uncertainties inherent in the completion and successful launch of WildBlue's satellite;

    - Uncertainties associated with the Company's contingent obligations with respect to its investments in satellite television operators in Latin America;

    - The acquisition, development and/or financing of telecommunications networks and services;

    - Trends in hotel occupancy rates and business and leisure travel patterns, including the potential impacts that actual or threatened terrorist attacks and national security responses thereto, wars, contagious diseases such as severe acute respiratory syndrome or other events might have on such occupancy rates and travel patterns;

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

    - The development, provision and marketing of On Command's new platforms and services, and customer acceptance, usage rates, and profitability of such platforms and services;

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

    - Availability of qualified personnel;

    - Uncertainties inherent in the ability of On Command to satisfy the closing conditions of the Amended and Restated Credit Agreement (including the required $40,000,000 contribution from Liberty Media) on a timely basis, and if not satisfied, the ability of On Command to restructure or refinance the On Command Revolving Credit Facility;

    - The ability of LSAT to secure long-term financing on acceptable terms; and

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUE

IN-ROOM ENTERTAINMENT REVENUE

    On Command's in-room entertainment revenue consists primarily of fees collected from hotels for in-room services provided to hotel guests by On Command ("room revenue"). Services provided by On Command to hotel guests include pay-per-view movies and short subjects, free-to-guest programming, video games, Internet service and digital music. On Command also earns revenue from the sale of video and music systems to third parties, the sale of video equipment to hotels, and from other sources ("other entertainment revenue").

    In-room entertainment revenue (comprised of room revenue, and other entertainment revenue) decreased $663,000 or 1.2% during the three months ended March 31, 2003, as compared to the corresponding prior year period. The decrease in net in-room entertainment revenue during the 2003 period is primarily attributable to the net effect of (i) a decrease attributable to a lower volume of pay-per-view buys; (ii) an increase attributable to higher average rates for certain pay-per-view products; (iii) a $1,163,000 decrease in other entertainment revenue; (iv) a $1,000,000 increase in the aggregate revenue derived from short subject, digital music and television-based Internet products; and (v) a $715,000 increase in free-to-guest programming revenue. On Command believes that the decrease in pay-per-view buys is attributable to the combined effect of (i) a decrease in buy rates for certain pay-per-view products; (ii) a decrease in occupancy rates (as further discussed below); and
(iii) a reduction in the average number of rooms served by On Command. The 4.4% reduction in the average number of rooms served by On Command during the 2003 period is attributable to (i) the sale of On Command's European operations;
(ii) the loss of rooms to competitors; and (iii) the discontinuance of service to certain non-profitable hotels. The decrease in other entertainment revenue is primarily attributable to a decrease in video and music systems sales. Such decrease is largely attributable to On Command's efforts to convert its primary music system customer to a software-based music system from a hardware-based music system. On Command expects to initiate sales of its software-based music systems to this customer during the third quarter of 2003. As a result, On Command expects that it will not realize significant revenue from the sale of hardware-based music systems during 2003 and future periods, and that the revenue to be derived from the sale of its software-based music systems during 2003 will be significantly lower than the revenue derived from music system sales during 2002 due to lower sales volumes and lower per unit sales prices.

    Overall hotel occupancy rates, as reported by Smith Travel Research, declined 1.1% during the three months ended March 31, 2003, as compared to the corresponding prior year period. In addition, occupancy rates for hotels in the top 25 markets, as reported by Smith Travel Research, declined 1.0% over the same period. Since On Command derives a significant portion of its revenue from hotels located in the top 25 markets, On Command believes that the occupancy rate for this segment is the best indicator of the impact changes in hotel occupancy are having on On Command's business. Hotel occupancy rates are outside of On Command's control, and changes in hotel occupancy rates can have a significant impact on On Command's results of operations.

    During the three months ended March 31, 2003, hotels owned, managed or franchised by Marriott, Hilton, Six Continents, Hyatt, and Starwood accounted for 32%, 15%, 11%, 7% and 7%, respectively, of On Command's total net room revenue. Accordingly, hotels owned, managed or franchised by On Command's five largest hotel chain customers accounted for 72% of On Command's total net room revenue during the three months ended March 31, 2003. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command's results of operations and financial condition. For additional information concerning the Company's relationships with its significant customers, see note 9 to the accompanying condensed consolidated financial statements.

OPERATING COSTS

    During the three months ended March 31, 2003 and 2002, the Company's operating costs were entirely comprised of On Command's in-room entertainment operating costs. In-room entertainment operating costs consist primarily of fees paid to movie and other content providers, hotel commissions, direct costs associated with On Command's television-based Internet product, costs associated with video and music systems sold to third parties, costs associated with the repair, maintenance and support of video systems and other room service equipment, and costs associated with research and development activities.

    In-room entertainment operating costs decreased $1,334,000 or 3.6% during the three months ended March 31, 2003, as compared to the corresponding prior year period. Such decrease represents the net effect of (i) a $518,000 reduction in the costs associated with other entertainment revenue; and (ii) various individually insignificant changes in the components of this line item. The majority of the reduction in other entertainment costs is attributable to a reduction in the costs associated with video and music system sales, as discussed above. Free-to-guest programming costs remained relatively constant during the 2003 and 2002 periods as higher rates from certain programmers were offset by cost savings resulting from the optimization of certain channel lineups and changes in certain distribution agreements. Certain of On Command's content fees and other in-room service costs do not vary with room revenue and occupancy rates.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense decreased $729,000 or 10.4% during the three months ended March 31, 2003, as compared to the corresponding prior year period. Such decrease is attributable to the net effect of
(i) higher labor costs; (ii) a reduction of On Command's bad debt expense; and
(iii) various individually insignificant changes in other components of this line item. The decrease in On Command's bad debt expense is largely attributable to the collection of a receivable that had been fully reserved in a prior period.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization decreased $1,145,000 or 3.4% during the three months ended March 31, 2003, as compared to the corresponding prior year period. Such decrease represents the net effect of reductions to On Command's depreciable asset base that were only partially offset by increases attributable to capital expenditures. The decrease in On Command's depreciable asset base is attributable to (i) assets becoming fully depreciated, and (ii) asset dispositions.

ASSET IMPAIRMENTS AND OTHER CHARGES

    On Command recorded impairment charges of $325,000 and $1,829,000 during the three months ended March 31, 2003 and 2002, respectively. The 2002 amount includes a loss of $1,411,000 relating to a transaction in which certain equipment was transferred to STSN, Inc. On Command also recorded other charges aggregating $325,000 and $418,000 during the 2003 and 2002 periods, respectively, related to obsolete materials and equipment, and losses on various dispositions of property and equipment and other assets.

INTEREST EXPENSE

    During the three months ended March 31, 2003 and 2002, the Company recognized interest expense of $4,485,000 and $5,063,000, respectively. The $578,000 or 11.4% decrease in interest expense during the 2003 period represents the combined effect of a decrease in interest rates and a decrease in the Company's weighted average debt balance.

REALIZED AND UNREALIZED LOSSES ON FINANCIAL INSTRUMENTS

    Realized and unrealized gains (losses) on financial instruments during the three months ended March 31, 2003 and 2002 are as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                            2003           2002
                                                          --------       --------
                                                           AMOUNTS IN THOUSANDS
Change in fair value of derivatives.....................  $(1,293)        69,697
Change in fair value of Sprint PCS Stock and XMSR common
  stock.................................................       --        (76,386)
Change in fair value of iBEAM put option................     (683)          (627)
                                                          -------        -------
                                                          $(1,976)        (7,316)
                                                          =======        =======

    Prior to January 1, 2003, the Company's equity collars were designated as fair value hedges. Effective December 31, 2002, the Company elected to no longer designate its equity collars as fair value hedges. Such election had no effect on the Company's financial position or results of operations on December 31, 2002. Subsequent to December 31, 2002, changes in the fair value of the Company's available-for-sale securities that previously had been reported in earnings due to the designation of equity collars as fair value hedges will be reported as a component of other comprehensive earnings on the Company's condensed consolidated balance sheet. Changes in the fair value of the equity collars will continue to be reported in earnings.

INCOME TAXES

    The Company recognized income tax benefits of $4,783,000 and $10,254,000 during the three months ended March 31, 2003 and 2002, respectively. The 2002 benefit includes a $5,666,000 tax refund received by LSAT as a result of a change in tax law that occurred during the first quarter of 2002. Such change resulted in the elimination of restrictions on the use of net operating loss carryforwards to offset alternative minimum tax liabilities. The 2003 and 2002 income tax benefits also include deferred tax benefits associated with losses recognized by the Company. At March 31, 2003, The Company's deferred tax liability was $10,880,000. The Company is only able to recognize income tax benefits for financial reporting purposes to the extent that such benefits offset recorded income tax liabilities or the Company generates taxable income. Since April 1, 2002, the Company and its 80%-or-more owned subsidiaries have been included in Liberty Media's consolidated tax return, and the Company and Liberty Media have entered into a Tax Liability Allocation and Indemnification Agreement. For additional information, see note 2 to the accompanying condensed consolidated financial statements.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    Pursuant to the transitional provisions of Statement 142, the Company recorded a $105,837,000 reduction of goodwill in 2002. Such goodwill was originally recorded by Liberty Media in connection with the March 2000 Ascent Entertainment acquisition. In accordance with Statement 142, this goodwill reduction has been recorded as the cumulative effect of an accounting change.

NET LOSS

    As a result of the factors described above, the Company incurred net losses of $19,424,000 and $131,682,000 during the three months ended March 31, 2003 and 2002, respectively.

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

    On a consolidated basis, the Company used cash provided by operating activities of $6,033,000 and cash provided by investing activities of $130,644,000 to fund financing activities of $43,212,000 and a $93,465,000 increase in cash and cash equivalents. The Company's investing activities included $149,263,000 of proceeds received in connection with the disposition of a portion of the Company's Sprint PCS Stock and the related equity collar, as further described below.

    In March 2003, the Company settled a portion of its Sprint PCS Stock equity collar by delivering 2,500,000 shares of Sprint PCS Stock to the counterparty. In return, the Company received $149,263,000 in cash. The Company used $48,526,000 of such proceeds to repay all principal and accrued interest due under its note payable to Liberty Media. Subsequent to March 31, 2003, the Company settled the remaining portion of its Sprint PCS Stock equity collar by delivering all of its remaining 2,584,745 shares of Sprint PCS Stock to the counterparty. The Company received cash proceeds of $154,323,000 in connection with such settlement, and used $114,651,000 of such cash proceeds to repay all principal and accrued interest due under the PCS Loan Facility. In connection with such repayment, the PCS Loan Facility was cancelled. The net impact of the foregoing transactions was a $140,409,000 increase to LSAT's cash and cash equivalents.

    In December 1999, the Company acquired an approximate 31.5% ownership interest in ASTROLINK International LLC ("Astrolink"). Astrolink, a developmental stage entity, was originally established to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink's original business plan required substantial financing. During the fourth quarter of 2001, certain of the members of Astrolink informed Astrolink that they did not intend to provide any of Astrolink's remaining required financing. In light of this decision, Astrolink and the Astrolink members considered several alternatives with respect to Astrolink's proposed business plan.

    During the second quarter of 2002, the Company signed a non-binding letter of intent with the other members of Astrolink in connection with a proposed restructuring of Astrolink. In January 2003, the Company announced that it had reached agreement with the other members of Astrolink in connection with such proposed restructuring (the "Astrolink Restructuring"). As a part of the Astrolink Restructuring, Astrolink redeemed the interest of one member in January 2003 and another member in April 2003. As a result of such redemptions, the Company's ownership interest in Astrolink has increased to 50.3%, and the ownership interest of the other remaining member has increased to 49.7%. Notwithstanding the Company's ownership interest in Astrolink, the Company does not have a controlling financial interest in Astrolink due to the significant participatory rights of the other remaining Astrolink member. Accordingly, the Company will continue to use the equity method to account for its investment in Astrolink.

    Under the agreement (the "Astrolink Restructuring Agreement"), the Company would acquire substantially all of the assets of Astrolink. Astrolink simultaneously signed agreements with Lockheed Martin Corporation and Northrop Grumman Space & Mission Systems Corp. for completion of two satellites. The parties also reached agreement on the settlement of all claims related to the previous termination of Astrolink's major procurement contracts and all other major third party creditor claims. The closing of the Company's acquisition of the Astrolink business is subject to the Company obtaining satisfactory funding for the business from additional investors, third party sources of financing, or firm capacity commitments from prospective customers. The closing is also subject to regulatory approvals and other closing conditions. Subject to the satisfaction of these closing conditions, the closing is expected to occur on or before October 31, 2003.

    If the closing occurs, the Company would pay approximately $43 million in cash and would issue approximately $3 million in value of Series A Common Stock as total consideration for the Astrolink assets, including certain existing satellite and launch contracts, and the settlement of all claims against Astrolink. In addition, the Company would provide additional interim funding for Astrolink pending closing. If the transactions are consummated, Liberty Media would make a capital contribution to the Company in an amount equal to 10% of the estimated fair value of Liberty Media's equity holdings in the Company at the time of closing, up to a maximum commitment of $55 million, in exchange for shares of the Company's Series B Common Stock.

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

    In the event the Astrolink Restructuring is not consummated due to lack of financing or other closing conditions, the Company would receive $7.8 million in exchange for its ownership interest in Astrolink and for all notes evidencing interim loans made by the Company to Astrolink as prescribed in the Astrolink Restructuring Agreement.

    In December 2002, the Company announced that it had agreed to increase its investment in WildBlue. At March 31, 2003, the Company had an approximate 16% ownership interest in WildBlue. On April 21, 2003, and pursuant to the terms of the new agreement, the Company invested $58 million in return for senior preferred stock and warrants of WildBlue. As also agreed, other existing and new investors invested $98 million in WildBlue for a total new investment of $156 million. Upon closing of the transaction, the Company became the largest shareholder of WildBlue with an ownership interest of approximately 32% and a voting interest of approximately 37%. As a result of this transaction, the Company will begin using the equity method to account for its investment in WildBlue. Previously, the Company had carried such investment at cost, subject to other-than-temporary impairment. WildBlue currently expects to launch its satellite in the first half of 2004 and begin providing broadband data services in the third or fourth quarter of 2004.

    In connection with the aforementioned additional investment in WildBlue, the Company entered into a put agreement with KPCB, another investor in WildBlue. Pursuant to this put agreement, KPCB will have the right to put its interest in WildBlue to the Company and another investor in WildBlue for $10,000,000, the amount KPCB invested in WildBlue at the closing of the WildBlue transaction. The Company and such other investor are each responsible for $5,000,000 of the aggregate $10,000,000 put obligation. The put may be exercised at any time within four years from the closing of the WildBlue transaction.

    In March 2000, LSAT issued 150,000 shares of Series A 12% Cumulative Preferred Stock ("Series A Preferred Stock") and 150,000 shares of Series B 8% Cumulative Convertible Voting Preferred Sotck ("Series B Preferred Stock") to Liberty Media in exchange for shares of Sprint PCS Stock. On the date of issuance, each such series of preferred stock had an aggregate stated value of $150,000,000. The Series A Preferred Stock and Series B Preferred Stock, which were each issued at a discount to their stated values, are redeemable at the option of Liberty Media on or after April 1, 2020 at a price equal to stated value plus all accrued and unpaid dividends. Subsequent to March 31, 2003, all dividends on the Series A Preferred Stock and Series B Preferred Stock, which aggregate $7,500,000 each quarter, are to be paid in cash. Accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock aggregated $7,500,000 at March 31, 2003.

    LSAT's primary sources of liquidity for the remainder of 2003 include its unrestricted cash and cash equivalent balances ($82,187,000 at April 30, 2003) and proceeds to be received during the fourth quarter of 2003 in connection with the settlement of certain derivative instruments. The Company believes that such sources of liquidity will be sufficient to fund LSAT's expected cash requirements during the final eight months of 2003. LSAT's liquidity requirements during the final eight months of 2003 are expected to include
(i) its preferred stock dividend requirements; (ii) its capital contributions to Sky Latin America; (iii) its interim funding commitments to Astrolink; and
(iv) its operating deficit. In addition, in the event the Astrolink Restructuring closes, as discussed above, the Company would be required to fund a $43 million cash investment, and Liberty Media would be required to make a capital contribution to the Company. The amount and form of any such Liberty Media capital contribution have not yet been determined. LSAT does not expect Ascent Entertainment or its principal operating subsidiary, On Command, to provide any of LSAT's financial resources during 2003. The financial resources and requirements of On Command are described below.

    The On Command Revolving Credit Facility, as amended, provided for aggregate borrowings of $275,000,000 at March 31, 2003. Borrowings under the On Command Revolving Credit Facility are due and payable in July 2004. On Command had $9,367,000 of remaining availability under the On Command Revolving Credit Facility at March 31, 2003. On Command's ability to draw additional funds under the On Command Revolving Credit Facility is subject to On Command's continued compliance with applicable financial covenants.

    Revolving loans extended under the On Command Revolving Credit Facility bear interest at the LIBOR plus a spread that may range from 1.10% to 2.75% depending on certain operating ratios of On Command (3.82% effective borrowing rate at March 31, 2003). In addition, a facility fee ranging from 0.15% to 0.50% per annum is charged on the On Command Revolving Credit Facility, depending on certain operating ratios of On Command. The On Command Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on On Command's ability to pay dividends or make other distributions, and restrictions on On Command's ability to make capital expenditures. In addition, On Command is required to maintain leverage and interest coverage ratios. On Command was in compliance with such covenants at March 31, 2003. Substantially all of On Command's assets are pledged as collateral for borrowings under the On Command Revolving Credit Facility.

    On March 28, 2003, On Command and its bank lenders amended the On Command Revolving Credit Facility to postpone until June 30, 2003 the step down of the leverage ratio covenant of the On Command Revolving Credit Facility from 4.25 to
3.50. Accordingly, the maximum leverage ratio permitted under the On Command Revolving Credit Facility at March 31, 2003 was 4.25, and On Command's actual leverage ratio was 4.00 as of such date. On April 17, 2003, On Command and its bank lenders executed an Amended and Restated Credit Agreement. The closing of the Amended and Restated Credit Agreement is contingent upon the contribution of $40,000,000 by Liberty Media to On Command to be used to repay principal due, and permanently reduce lender commitments, pursuant to the Amended and Restated Credit Agreement. However, Liberty Media has no obligation to make any contribution to On Command, and there can be no assurance that any such contribution will be made. The terms of any potential Liberty Media contribution (including the securities or other consideration to be received by Liberty Media in exchange for such contribution) have not yet been agreed upon. After the proposed reduction of lender commitments, the Amended and Restated Credit Agreement would constitute a $235,000,000 senior secured credit facility, consisting of a $50,000,000 revolving credit facility and a $185,000,000 term loan facility. The term loan would be subject to scheduled amortizations commencing September 30, 2003, and both amended and restated facilities would mature on December 31, 2007.

    Although On Command is in compliance with the leverage ratio covenant of its existing On Command Revolving Credit Facility at March 31, 2003, On Command believes that it will be out of compliance with such covenant at June 30, 2003 if the closing of the Amended and Restated Credit Agreement does not occur by that date. If the Amended and Restated Credit Agreement has not closed by June 30, 2003, On Command anticipates that it will request a further amendment to its existing On Command Revolving Credit Facility to postpone the step down of the leverage ratio covenant. It is uncertain if On Command's lenders would agree to such a further amendment and what terms might be imposed by the lenders in connection with such further amendment. In the event that the closing of the Amended and Restated Credit Agreement does not occur by the date that the leverage ratio is reduced to 3.50, On Command anticipates that a default would occur under the On Command Revolving Credit Facility. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral, which consists of substantially all On Command's assets. No assurance can be given that the Amended and Restated Credit Agreement will close. In addition, if the Amended and Restated Credit Agreement does not close, no assurance can be given that On Command will be able to successfully restructure or refinance its existing On Command Revolving Credit Facility on terms acceptable to On Command, or that On Command will be able to avoid a default under its existing On Command Revolving Credit Facility. In light of the circumstances that existed with respect to the On Command Revolving Credit Facility, On Command's independent auditors included an explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements of On Command stating in part that "On Command is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about On Command's ability to continue as a going concern."

    In connection with a first quarter 2001 acquisition of a 7.5% interest in e-ROOM and the settlement of certain litigation, On Command agreed that e-ROOM would have the option during the 15 day period beginning on March 1, 2003 to cause On Command to repurchase all, but not less than all, of the 275,000 shares of On Command Common Stock issued to e-ROOM at a price of $15 per share. During the fourth quarter of 2002, On Command repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share. In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which On Command can be required to repurchase 119,500 of the remaining shares subject to repurchase. On Command is not precluded from repurchasing such shares at an earlier date. The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum. On March 1, 2003, the date on which the remaining 36,000 shares will first become subject to repurchase by On Command was postponed until March 1, 2004. The repurchase price for such shares will remain at $15 per share.

    Historically, On Command has required external financing to fund the cost of installing and upgrading video systems in hotels. However, during 2002 On Command was able to manage its operations and capital expenditures such that On Command was able to rely on internally generated funds and existing sources of liquidity to finance its installation and upgrade activities. During 2003 and future periods, On Command intends to continue to focus its efforts on increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures. On Command expects that it will be able to rely on cash provided by operations, existing availability under the Revolving Credit Facility, and existing cash and cash equivalent balances to fund its capital expenditures and other anticipated liquidity requirements during 2003. To the extent that On Command was to experience a revenue shortfall or any other unfavorable variance from its 2003 operating plan, On Command would seek to reduce expenses and/or capital expenditures to compensate for any such shortfall or unfavorable variance. Accordingly, On Command believes, although no assurance can be given, that it will not require additional sources of liquidity to fund its capital expenditures and anticipated liquidity requirements during 2003. Notwithstanding the foregoing, On Command anticipates that it will require a $40,000,000 equity contribution from Liberty Media in order to satisfy one of the closing conditions of the Amended and Restated Credit Agreement, and that it would require additional external financing to (i) fund any significant new growth initiatives or unanticipated liquidity requirements; or (ii) refinance the Revolving Credit Facility, if the Amended and Restated Credit Agreement does not close on a timely basis (as discussed above). No assurance can be given that On Command will not be required to seek external financing during 2003, and if external financing is required, no assurance can be given that any such financing would be available on terms acceptable to On Command or at all.

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

    Liberty Media International, Inc. ("Liberty International"), a subsidiary of Liberty Media, and other investors in the Sky Latin America businesses have severally guaranteed obligations of Sky Latin America due under certain transponder agreements and equipment lease agreements through 2018. The Company has indemnified Liberty International with respect to Liberty International's obligations under these guarantees. At March 31, 2003, the portions of the remaining undiscounted obligations due under such transponder agreements and equipment lease agreements that were severally guaranteed by Liberty International aggregated approximately $105,780,000 and $6,805,000, respectively. During the fourth quarter of 2002, Globo Comunicacoes e Participacoes ("GloboPar"), an investor in three of the Sky Latin America entities, announced that it was reevaluating its capital structure. Since that time, GloboPar has not provided any funding to the three Sky Latin America entities in which it is an investor. In the case of one such entity, Sky Multi-Country Partners ("Sky Multi-Country"), the Company and the other investors in Sky Multi-Country have each entered into a Forbearance Agreement with respect to Sky Multi-Country's obligations under a Transponder Services Agreement with PamAmSat Corporation (successor-in-interest to PamAmSat International, Inc.) ("PamAmSat"). Pursuant to the Forbearance Agreement, PamAmSat refrained from enforcing its rights under the Transponder Services Agreement through April 30, 2003, so long as it received at least 70% of the fees due under the Transponder Services Agreement. Through April 30, 2003, the Company and the other investors in Sky Multi-Country have collectively funded at least 70% of the fees due under the Transponder Service Agreement. The parties are currently finalizing an agreement that would extend the term of the Forbearance Agreement to July 31, 2003, subject to certain conditions. At March 31, 2003, the aggregate obligations of Sky Multi-Country that were severally guaranteed by Liberty International were $39,710,000. Sky Multi-Country partially funds another Sky Latin America entity in which GloboPar is an investor. At March 31, 2003, the aggregate obligations of this entity that are severally guaranteed by Liberty International were $6,805,000. In the case of Sky Brasil Servicos Limitada ("Sky Brasil"), another entity in which GloboPar is an investor, an investor other than the Company had previously agreed in July 2002 to assume up to $50,000,000 of GloboPar's funding obligations through 2003 in exchange for increased ownership and governance rights. At March 31, 2003, the aggregate obligations of Sky Brasil that are severally guaranteed by Liberty International were $40,700,000. As detailed above, the three entities in which GloboPar is an investor account for approximately $87,215,000 of the aggregate obligations guaranteed by Liberty International at March 31, 2003. To the extent that the Company or other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable transponder agreements and equipment lease agreements. With respect to the equipment lease agreements, default also includes bankruptcy, debt default, or material adverse change in the business or financial condition of any guarantor that materially adversely affects the ability of any such guarantor to perform its obligations under the guarantee. In the event any such defaults were to occur, the default provisions of the applicable agreements would determine the ultimate amount to be paid by the Company. The Company believes that the maximum amount of the Company's aggregate exposure under the default provisions of the various agreements is not in excess of the undiscounted remaining obligations guaranteed by the Company, as set forth above. The Company cannot currently predict if, and to what extent, it will be required to perform under any of such guarantees.

    Effective September 29, 2000, LSAT LLC acquired a 1% managing common interest in IB2 LLC from a subsidiary of Liberty Digital for $652,000. Liberty Digital retained a Preferred Interest in IB2 LLC, which owns approximately 360,000 shares of iBEAM Stock. The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM Stock on September 29, 2000) plus a 9% return, compounded annually (the "iBEAM Put Option"). LSAT LLC has the right to call Liberty Digital's Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the iBEAM Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances, including iBEAM's bankruptcy, LSAT LLC can force Liberty Digital to exercise the iBEAM Put Option prior to September 29, 2008. During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying the iBEAM Put Option liability at an amount ($31,735,000 at March 31, 2003), which represents the iBEAM Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the iBEAM Put Option will be limited to Liberty Digital's 9% return on the iBEAM Put Option liability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At March 31, 2003, the Company had $380,136,000 of variable-rate liabilities. Exclusive of facility fees, such liabilities had a weighted-average interest rate of 3.07% as of such date. Accordingly, the Company is exposed to interest rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. Assuming no increase or decrease in the amount outstanding, a hypothetical 100 basis point increase (or decrease) in interest rates at March 31, 2003 would increase (or decrease) the Company's annual interest expense and cash outflows by approximately $3,801,000. In April 2003, the Company repaid variable rate liabilities with an outstanding principal amount at March 31, 2003 of $114,503,000.

    The Company is exposed to changes in stock prices primarily as a result of its holdings in Sprint PCS Stock and other publicly traded securities. The Company uses equity collars and a put spread collar to hedge market risk with respect to certain of its publicly traded securities. At March 31, 2003, the aggregate fair market value of the Company's publicly traded securities (excluding the fair value of related hedge instruments) was $40,694,000 ($11,270,000 of which represented the fair value of the Sprint PCS Stock). At March 31, 2003, the fair value of the Company's equity collars was $165,488,000 ($143,053,000 of which represented the fair value of the Sprint PCS Stock equity collar), and the fair value of the Company's put spread collar was $20,287,000. Subsequent to March 31, 2003, the Company settled the remaining portion of its Sprint PCS Stock equity collar by delivering all of its remaining 2,584,745 shares of Sprint PCS Stock to the counterparty. At March 31, 2003, the fair market value of the GM Hughes Stock that is the subject of the put spread collar was $20,406,000. Among other things, the GM Hughes Stock put spread collar
(i) provides the Company with the right to require a counterparty to purchase shares of GM Hughes Stock for a weighted average price of $26.64 per share in October 2003; and (ii) provides a counterparty with the right to require the Company to repurchase shares of GM Hughes Stock for a weighted average price of $14.80 per share in October 2003. At March 31, 2003, the per share market value of GM Hughes Stock was $11.20. In addition, the Company owned $3,128,000 of publicly traded securities at March 31, 2003 that were not hedged.

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

ITEM 4. CONTROLS AND PROCEDURES

    The Company's president and chief financial officer (the "Executive") conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act
Rule 13(a)-14(c), as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on this evaluation, the Executive concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date on which the Executive completed this evaluation.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no material changes to pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

    SHAREHOLDER LITIGATION. On April 1, 2003, the Company announced that it had received an expression of interest from Liberty Media regarding the possibility of acquiring all the issued and outstanding shares of LSAT not already owned by affiliates of Liberty Media. As proposed by Liberty Media, LSAT stockholders would receive 0.2131 of a share of Liberty Media Corporation Series A common stock for each share of LSAT common stock held. Beginning on April 2, 2003, five purported class actions styled FINKE V. ANGELICH, ET AL., C.A. No. 20224, GARBER
V. HOWARD ET AL, C.A. No. 20225, VASSLIDES V. HOWARD ET AL., C.A. No 20226, MARKS V. ANGELICH ET AL., C.A. No. 20227 and HAUSSER V. HOWARD ET AL., C.A. No 20243, were filed on behalf of the stockholders of the Company other than Liberty Media and the other named defendants, in the Court of Chancery in New Castle County, Delaware (the "Actions"). The Actions name as defendants in addition to Liberty Media Corporation and the Company, directors Alan M Angelich, Robert R. Bennett, William H. Berkman, William R. Fitzgerald, John W. Goddard, J. Curt Hockemeier and Gary S. Howard. Kenneth G. Carroll, the Company's President and Chief Financial Officer is also named in the GARBER action. The Actions assert, among other things, that LSAT's directors were dominated and controlled by Liberty Media and that the proposed consideration is inadequate. The plaintiffs seek injunctive relief to prevent consummation of the offer made by Liberty Media, and if the transaction with Liberty Media is consummated, an order rescinding the transaction or rescissory damages. The VASSLIDES and MARKS Actions also seek an accounting. The Company believes that the claims are without merit.

    SHAREHOLDER LITIGATION. On April 2, 2003, On Command announced that it had received an expression of interest from Liberty Media regarding the possibility of acquiring all the issued and outstanding shares of On Command not already owned by affiliates of Liberty Media. As proposed by Liberty Media, On Command stockholders would receive 0.0787 of a share of Liberty Media Corporation
Series A common stock for each share of On Command Common Stock held. On
April 11, 2003, one purported class action styled RAYMOND GAVILAN V. ON COMMAND CORPORATION, ET AL., C.A. No. 20252 was filed on behalf of the stockholders of On Command other than Liberty Media and the other named defendants, in the Court of Chancery in New Castle County, Delaware (the "Action"). The Action names as defendants in addition to Liberty Media and On Command, current directors Kenneth G. Carroll, William R. Fitzgerald, Paul A. Gould, Mark K. Hammond, Gary
S. Howard, Christopher Sophinos, and J. David Wargo, as well as Peter Kern, a former director. Certain of On Command's officers were also named as defendants. The Action asserts that, among other things, the offer made by Liberty Media was the product of unfair dealing by Liberty Media and its representatives on On Command's Board of Directors and does not offer the public stockholders of On Command fair value for their shares. The plaintiff seeks injunctive relief to prevent consummation of the offer made by Liberty Media, and if the transaction with Liberty Media is consummated, an order rescinding the transaction or rescissory damages. On Command believes that the claims are without merit.

ITEM 2. CHANGES IN SECURITIES.

    On January 24, 2003, LSAT issued 3,221,787 shares of Series A Common Stock to Libery Media. Such issuance was made in lieu of a cash payment of dividends on LSAT's Series A 12% Cumulative Preferred Stock and LSAT's Series B 8% Cumulative Convertible Voting Preferred Stock for the quarter ended
December 31, 2002 and was valued at $7,500,000. The foregoing issuance was made pursuant to the private placement exemption afforded by Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

       99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K filed during quarter ended March 31, 2003:

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIBERTY SATELLITE & TECHNOLOGY, INC.

Date: May 15, 2003                                     By:  /s/ KENNETH G. CARROLL
                                                            -----------------------------------------
                                                            Kenneth G. Carroll
                                                            President, Chief Financial Officer and
                                                            Treasurer
                                                            (Principal Financial Officer and Principal
                                                            Accounting Officer)

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

Date: May 15, 2003

/s/ KENNETH G. CARROLL
--------------------------------------------
Kenneth G. Carroll
President and Chief Financial Officer

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of the Report (according to the number assigned to them in Item 601 of Regulation S-K):

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.