Form 10-Q
period 2003-06-30
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2003-08-14
CIK 1022222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  F O R M 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of Liberty Satellite & Technology, Inc.'s common stock as of July 31, 2003 was:

                 Series A common stock--14,278,206 shares; and
                   Series B common stock--34,765,055 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                                AMOUNTS IN THOUSANDS
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  81,741        11,571
  Restricted cash (note 6)..................................     10,990         2,690
  Trade and other receivables, net..........................     30,531        33,513
  Derivative assets (note 8)................................     37,724       317,580
  Other current assets......................................      2,106         3,629
                                                              ---------     ---------
    Total current assets....................................    163,092       368,983
                                                              ---------     ---------
Investments in available-for-sale securities and other cost
  investments, including securities pledged to creditors
  (note 6)..................................................    129,476       138,602
Investment in WildBlue Communications, Inc. (note 7)........     64,098         5,256

Property and equipment:
  Video systems.............................................    388,525       392,350
  Support equipment.........................................     13,170        12,813
                                                              ---------     ---------
                                                                401,695       405,163
  Accumulated depreciation..................................   (138,745)     (130,086)
                                                              ---------     ---------
                                                                262,950       275,077
                                                              ---------     ---------
Intangible asset subject to amortization, net of accumulated
  amortization..............................................         --        13,583
Intangible asset not subject to amortization--Goodwill......     53,371        52,272
Other assets (note 8).......................................     16,311        21,446
                                                              ---------     ---------
    Total assets............................................  $ 689,298       875,219
                                                              =========     =========

                                                                     (continued)

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                                 AMOUNTS IN THOUSANDS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $    40,046        48,332
  Due to parent (note 2)
    Note payable............................................           --        48,411
    Accrued interest........................................           --           614
    Other accrued expenses..................................        5,763         6,931
  Current portion of long-term debt (note 9)................      266,295       113,336
  Securities lending agreement (note 6).....................       10,990         2,690
                                                              -----------   -----------
      Total current liabilities.............................      323,094       220,314
                                                              -----------   -----------
Long-term debt (note 9).....................................           28       261,946
Put option liability due to related party (note 2)..........       32,418        31,052
Deferred tax liability......................................       10,595        14,558
Other liabilities (note 7)..................................        1,516           495
                                                              -----------   -----------
      Total liabilities.....................................      367,651       528,365
                                                              -----------   -----------
Minority interests in equity of consolidated subsidiaries...       10,007         9,854
Redeemable preferred stock..................................      212,707       202,147

Stockholders' Equity:
  Preferred stock; authorized 5,000,000 shares; issued and
    outstanding 300,000 shares in 2003 and 2002.............           --            --
  Series A common stock, $1 par value; authorized
    100,000,000 shares; issued 14,306,060 shares at June 30,
    2003 and 11,078,834 shares at December 31, 2002.........       14,306        11,079
  Series B common stock, $1 par value; authorized 70,000,000 shares; issued and outstanding 34,765,055 shares at
    June 30, 2003 and December 31, 2002.....................       34,765        34,765
  Additional paid-in capital................................    1,968,104     1,981,831
  Accumulated other comprehensive earnings..................       13,460         3,085
  Accumulated deficit.......................................   (1,931,009)   (1,895,220)
                                                              -----------   -----------
                                                                   99,626       135,540
  Series A common stock held in treasury, at cost (27,854
    shares at June 30, 2003 and December 31, 2002)..........         (378)         (378)
  Notes receivable from officers............................         (315)         (309)
                                                              -----------   -----------
    Total stockholders' equity..............................       98,933       134,853
                                                              -----------   -----------
Commitments and contingencies (notes 6, 7, 11 and 12)
                                                              $   689,298       875,219
                                                              ===========   ===========

See accompanying notes to condensed consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                           -------------------   --------------------
                                                             2003       2002       2003       2002
                                                           --------   --------   --------   ---------
                                                             AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                            AMOUNTS
Net revenue:
  In-room entertainment..................................  $ 59,552     60,999    116,272     118,382
  Other..................................................       105        105        210         210
                                                           --------   --------   --------   ---------
                                                             59,657     61,104    116,482     118,592
                                                           --------   --------   --------   ---------
Operating costs and expenses:
  Operating..............................................    39,289     38,553     74,682      75,280
  Selling, general and administrative (note 2)...........     7,051      6,216     13,331      12,729
  Depreciation and amortization..........................    19,444     33,553     52,014      67,268
  Asset impairments and other charges....................       931      5,821      1,256       7,650
                                                           --------   --------   --------   ---------
                                                             66,715     84,143    141,283     162,927
                                                           --------   --------   --------   ---------
      Operating loss.....................................    (7,058)   (23,039)   (24,801)    (44,335)

Other income (expense):
  Interest expense-parent (note 2).......................        --       (470)      (412)     (1,462)
  Interest expense-other.................................    (2,938)    (4,253)    (7,011)     (8,324)
  Share of losses of affiliates..........................      (208)    (1,856)      (208)     (3,358)
  Realized and unrealized gains (losses) on financial
    instruments, net (note 8)............................    (5,559)     6,563     (7,535)       (753)
  Nontemporary declines in fair values of investments
    (note 6).............................................    (4,412)   (58,948)    (4,412)    (58,948)
  Other, net.............................................       653      1,918        813         299
                                                           --------   --------   --------   ---------
                                                            (12,464)   (57,046)   (18,765)    (72,546)
                                                           --------   --------   --------   ---------
      Loss before income taxes and minority interests....   (19,522)   (80,085)   (43,566)   (116,881)
Income tax benefit (expense).............................     3,406     (3,542)     8,189       6,712
Minority interests in losses (earnings) of consolidated
  subsidiaries...........................................      (249)      (314)      (412)        383
                                                           --------   --------   --------   ---------
      Loss before cumulative effect of accounting
        change...........................................   (16,365)   (83,941)   (35,789)   (109,786)
Cumulative effect of accounting change, net of taxes.....        --         --         --    (105,837)
                                                           --------   --------   --------   ---------
      Net loss...........................................   (16,365)   (83,941)   (35,789)   (215,623)
Accretion of redeemable preferred stock..................    (1,530)    (1,530)    (3,060)     (3,060)
Dividends on redeemable preferred stock..................    (7,500)    (7,500)   (15,000)    (15,000)
                                                           --------   --------   --------   ---------
      Net loss attributable to common stockholders.......  $(25,395)   (92,971)   (53,849)   (233,683)
                                                           ========   ========   ========   =========
Basic and diluted loss per common share before cumulative
  effect of accounting change (note 4)...................  $   (.52)     (2.24)     (1.11)      (3.08)
Cumulative effect of accounting change...................        --         --         --       (2.55)
                                                           --------   --------   --------   ---------
Basic and diluted loss per common share..................  $   (.52)     (2.24)     (1.11)      (5.63)
                                                           ========   ========   ========   =========

See accompanying notes to condensed consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                      -------------------   --------------------
                                                        2003       2002       2003       2002
                                                      --------   --------   --------   ---------
                                                                 AMOUNTS IN THOUSANDS
Net loss............................................  $(16,365)   (83,941)   (35,789)   (215,623)
                                                      --------   --------   --------   ---------
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses).................     4,696    (13,596)     6,182     (14,636)
  Reclassification of holding losses included in
    earnings........................................        91         --        503          --
  Foreign currency translation adjustments..........     1,636      1,446      3,690       1,506
                                                      --------   --------   --------   ---------
    Other comprehensive income (loss)...............     6,423    (12,150)    10,375     (13,130)
                                                      --------   --------   --------   ---------
      Comprehensive loss............................  $ (9,942)   (96,091)   (25,414)   (228,753)
                                                      ========   ========   ========   =========

See accompanying notes to condensed consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2003
                                  (UNAUDITED)

                                                              ACCUMULATED                               NOTES
                             COMMON STOCK       ADDITIONAL       OTHER                                RECEIVABLE       TOTAL
                          -------------------    PAID-IN     COMPREHENSIVE   ACCUMULATED   TREASURY      FROM      STOCKHOLDERS'
                          SERIES A   SERIES B    CAPITAL       EARNINGS        DEFICIT      STOCK      OFFICERS       EQUITY
                          --------   --------   ----------   -------------   -----------   --------   ----------   -------------
                                                                   AMOUNTS IN THOUSANDS
Balance at January 1,
  2003..................  $11,079     34,765    1,981,831        3,085       (1,895,220)     (378)       (309)        134,853
  Net loss..............       --         --           --           --          (35,789)       --          --         (35,789)
  Other comprehensive
    income..............       --         --           --       10,375               --        --          --          10,375
  Accretion and
    dividends on
    redeemable preferred
    stock...............       --         --      (18,060)          --               --        --          --         (18,060)
  Issuance of Series A
    common stock for
    preferred stock
    dividends...........    3,222         --        4,278           --               --        --          --           7,500
  Recognition of stock
    compensation related
    to restricted stock
    awards, net of
    taxes...............       --         --           54           --               --        --          --              54
  Accrual of interest on
    notes receivable
    from officers.......       --         --            6           --               --        --          (6)             --
  Issuance of restricted
    stock...............        5         --           (5)          --               --        --          --              --
                          -------    -------    ---------       ------       ----------      ----        ----         -------
Balance at June 30,
  2003..................  $14,306     34,765    1,968,104       13,460       (1,931,009)     (378)       (315)         98,933
                          =======    =======    =========       ======       ==========      ====        ====         =======

See accompanying notes to condensed consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2003        2002
                                                              ---------   --------
                                                              AMOUNTS IN THOUSANDS
                                                                  (SEE NOTE 5)
Cash flows from operating activities:
  Net loss..................................................  $ (35,789)  (215,623)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Depreciation and amortization.........................     52,014     67,268
      Asset impairments and other charges...................      1,256      7,650
      Share of losses of affiliates.........................        208      3,358
      Realized and unrealized losses on financial
        instruments, net....................................      7,535        753
      Nontemporary declines in fair values of investments...      4,412     58,948
      Minority interests in earnings (losses) of
        consolidated subsidiaries...........................        412       (383)
      Deferred tax benefit..................................     (8,272)    (1,585)
      Cumulative effect of accounting change, net of
        taxes...............................................         --    105,837
      Other non-cash items..................................      2,186      3,375
      Changes in operating assets and liabilities:
        Receivables and prepaid expenses....................      4,862     (3,384)
        Accruals and payables...............................    (10,207)     5,791
                                                              ---------   --------
          Net cash provided by operating activities.........     18,617     32,005
                                                              ---------   --------
Cash flows from investing activities:
  Proceeds from disposition of available-for-sale security
    and related equity collar...............................    303,586         --
  Investments in and advances to affiliates and investees...    (65,931)   (23,350)
  Capital expended for equipment............................    (25,606)   (26,018)
  Other investing activities................................     (2,077)      (469)
                                                              ---------   --------
          Net cash provided (used) by investing
            activities......................................    209,972    (49,837)
                                                              ---------   --------
Cash flows from financing activities:
  Borrowings of third-party debt............................      6,000     22,000
  Repayments of third-party debt............................   (114,960)    (5,406)
  Advances and contributions from parent....................         --      6,573
  Repayments of note payable to parent......................    (48,411)    (6,573)
  Payment of deferred financing costs.......................     (1,027)        --
  Other financing activities................................        (21)        49
                                                              ---------   --------
          Net cash provided (used) by financing
            activities......................................   (158,419)    16,643
                                                              ---------   --------
          Net increase (decrease) in cash and cash
            equivalents.....................................     70,170     (1,189)
          Cash and cash equivalents:
            Beginning of period.............................     11,571     33,913
                                                              ---------   --------
            End of period...................................  $  81,741     32,724
                                                              =========   ========

See accompanying notes to condensed consolidated financial statements.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2003
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Liberty Satellite & Technology, Inc. and those of all majority-owned or controlled subsidiaries ("LSAT" and together with its consolidated subsidiaries, the "Company"). All significant inter-company transactions have been eliminated.

    LSAT is a consolidated subsidiary of Liberty Media Corporation ("Liberty Media"). At June 30, 2003, Liberty Media owned approximately 87% of LSAT's outstanding common stock, which, when considered with LSAT redeemable preferred stock owned by Liberty Media, represented approximately 98% of LSAT's outstanding voting power. The Company's primary operating subsidiary is On Command Corporation ("On Command"), which provides in-room, on-demand video entertainment and informational services to hotels, motels and resorts. At
June 30, 2003, LSAT, indirectly controlled approximately 74% of the outstanding On Command common stock ("On Command Common Stock") and 100% of certain series of On Command's preferred stock, which ownership interests collectively represented approximately 80% of On Command's outstanding voting power.

    In addition to LSAT's indirect interests in On Command and in various investments, the Company is currently pursuing strategic opportunities worldwide relating to the business of distributing Internet and other content via satellite and related businesses.

    These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations for the three and six months ended June 30, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K.

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

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

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

    TAX LIABILITY ALLOCATION AND INDEMNIFICATION AGREEMENT. LSAT and Liberty Media have entered into a tax liability allocation and indemnification agreement whereby LSAT is obligated to make a cash payment to Liberty Media in each year that LSAT (taken together with any of its subsidiaries) has taxable income. The amount of the payment will be equal to the amount of the taxable income of LSAT and its subsidiaries (determined as if LSAT and its subsidiaries filed a separate return) multiplied by the highest applicable corporate tax rate. In the event that (1) LSAT and its subsidiaries, when treated as a separate group, have a net operating loss or deduction or are entitled to a tax credit for a particular year; and (2) Liberty Media is able to use such loss, deduction or credit to reduce its tax liability, LSAT will be entitled to a credit against current and future payments to Liberty Media under the agreement. If LSAT ceases to be affiliated with Liberty Media and the members of Liberty Media's affiliated group prior to the time that LSAT is able to use such credit, LSAT will be entitled to a payment from Liberty Media at the earlier of the time that
(1) LSAT and its subsidiaries show they could have used the net operating loss or net tax credit to reduce their own separately computed tax liability or
(2) the voting power of the stock of LSAT held by Liberty Media and the members of its affiliated group drops below 20%.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In addition, under the tax liability allocation and indemnification agreement, LSAT will have the opportunity to participate in the defense of claims of the Internal Revenue Service that might affect its liability under the agreement, and to participate in tax refunds paid to Liberty Media where such refunds are due in part to LSAT's operations. Through June 30, 2003, the Company has recorded a $2,814,000 intercompany receivable from Liberty Media pursuant to this agreement.

    At June 30, 2003, Ascent Entertainment, Inc., a wholly-owned subsidiary of LSAT, ("Ascent Entertainment") owed Liberty Media $8,409,000 pursuant to a separate tax liability allocation and indemnification agreement. Such amount, which is non-interest bearing, represents the net effect of $36,568,000 that is due on demand to Liberty Media and $28,159,000 that is payable to the Company by Liberty Media if, and to the extent that, tax benefits generated by Ascent Entertainment are utilized to reduce Liberty Media's taxable income.

    EXPENSE ALLOCATIONS AND REIMBURSEMENTS. Liberty Media allocates rent, salaries, benefits and certain other general and administrative expenses to the Company. Although there is no written agreement with Liberty Media for these allocations, the Company believes the allocated amounts to be reasonable. The aggregate allocations from Liberty Media were $227,000 during each of the six month periods ended June 30, 2003 and 2002. In addition, the Company reimburses Liberty Media for certain expenses paid by Liberty Media on behalf of the Company. Amounts owed to Liberty Media pursuant to these arrangements ($168,000 at June 30, 2003) are non-interest bearing and are generally paid on a monthly basis.

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

    During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying the iBEAM Put Option liability at an amount ($32,418,000 at June 30, 2003), which represents the iBEAM Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the iBEAM Put Option will be limited to Liberty Digital's 9% return on the iBEAM Put Option liability.

    Changes in the fair market value of the iBEAM Put Option subsequent to September 29, 2000 have been recognized as unrealized gains (losses) on financial instruments in the Company's condensed consolidated statements of operations. During the six months ended June 30, 2003 and 2002, the Company recorded unrealized losses of $1,367,000 and $1,254,000, respectively, related to the iBEAM Put Option.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    ASCENT MEDIA SATELLITE SERVICES.  Since October 1, 2002, Ascent Media
Group, Inc., a consolidated subsidiary of Liberty ("Ascent Media") has provided uplink and satellite transport services to the Company for a negotiated monthly fee. Beginning in April 2003, Ascent also began installing satellite equipment at On Command's downlink sites at hotels. During the six months ended June 30, 2003, Ascent Media charged the Company $217,000 for such services. The terms for the above-described services are set forth in a Content Preparation and Distribution Services Agreement that covers the five-year period beginning on April 1, 2003. Ascent Media also may supply the Company with content preparation services at a negotiated rate during the term of the agreement. No content preparation services have been provided through June 30, 2003.

    TRANSACTIONS WITH OTHER RELATED PARTIES

    PHOENIXSTAR MANAGEMENT AGREEMENT. Effective February 1, 2000, the Company entered into a management agreement with Phoenixstar, Inc. ("Phoenixstar") pursuant to which the Company is managing Phoenixstar's affairs in exchange for a monthly management fee. Prior to 1999, the Company beneficially owned 37% of Phoenixstar's outstanding shares. In connection with certain transactions that closed in 1999, the Company agreed to forgo any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's equity, and to transfer its shares in Phoenixstar to the other Phoenixstar stockholders. Management fees from Phoenixstar aggregated $210,000 for each of the six-month periods ended June 30, 2003 and 2002. In addition, the Company allocates certain general and administrative expenses, such as office rent and computer support to Phoenixstar. Under the current management agreement, expense allocations are limited to $5,000 per month. Such allocations aggregated $30,000 during each of the six-month periods ended
June 30, 2003 and 2002, and are reflected as a reduction of general and administrative expenses in the accompanying condensed consolidated statements of operations.

(3) RECENT ACCOUNTING PRONOUCEMENTS

    In May 2003, the Financial Accounting Standards Board issued STATEMENT
NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("Statement No. 150"). Statement No. 150 provides guidance as to whether certain financial instruments are required to be classified as liabilities, subject to its recognition and measurement provisions. Generally, Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of Statement No.150 on July 1, 2003. The adoption of Statement No. 150 is not expected to have a material effect on the Company's consolidated financial statements.

(4) LOSS PER COMMON SHARE

    The loss per common share is based on 49,043,300 and 48,581,500 weighted average shares outstanding for the three and six months ended June 30, 2003, respectively; and 41,523,600 and 41,524,200 weighted average shares outstanding for the three and six months ended June 30, 2002, respectively. Potential common shares were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive. At June 30, 2003, the number of potential common shares was approximately 2,170,000. Such potential common shares consist of stock options to acquire shares of LSAT Series A common stock ("Series A Common Stock") and securities that are convertible into 1,696,717 shares of LSAT Series B common stock ("Series B Common Stock') at

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2003. The foregoing potential common share amounts do not take into account the assumed number of shares that may be repurchased by the Company upon the exercise of stock options.

(5) SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

    Cash paid for interest was $7,538,000 and $8,333,000 for the six months ended June 30, 2003 and 2002, respectively. Cash paid for income taxes was not significant during these periods.

(6) INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                               AMOUNTS IN THOUSANDS
Various 10% investees that operate satellite television
  systems in Latin America ("Sky Latin America")............  $ 88,958       86,772
General Motors Corporation Class H common stock ("GM Hughes
  Stock")*..................................................    23,339       19,495
Sprint Corporation PCS Group ("Sprint PCS Group")*..........        --       22,271
XM Satellite Radio Holdings, Inc. ("XMSR")*.................    10,990        2,690
Other.......................................................     6,189        7,374
                                                              --------     --------
                                                              $129,476      138,602
                                                              ========     ========

------------------------

*   Denotes an investment carried as an available-for-sale security.

    SPRINT PCS GROUP

    The Company accounted for its investment in Sprint Corporation PCS Group common stock ("Sprint PCS Stock") as an available-for-sale security. On
March 26, 2003, the Company delivered 2,500,000 shares of Sprint PCS Stock in connection with the settlement of a portion of the Sprint PCS Stock equity collar. The Company received cash proceeds of $149,263,000 upon such settlement. On April 9, 2003, the Company delivered all of its remaining 2,584,745 shares of Sprint PCS Stock in connection with the settlement of the remaining portion of the Sprint PCS Stock equity collar and received cash proceeds of $154,323,000.

    XMSR

    LSAT LLC currently owns 1,000,000 shares or approximately 1% of the outstanding XMSR Class A common stock.

    On June 27, 2001, LSAT LLC entered into an agreement to lend 1,000,000 shares of XMSR to a third party. The obligation of such third party to return those shares to LSAT LLC is secured by cash collateral equal to 100% of the market value of that stock, which was $10,990,000 at June 30, 2003. Such cash collateral is reported as restricted cash in the accompanying condensed consolidated balance sheet. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. Interest accrues on the cash collateral for the benefit of LSAT LLC at the rate of 0.15% per annum. As of June 30, 2003, 1,000,000 shares of XMSR had been lent under this agreement. The loan has no stated maturity date.

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    MAGINET CORPORATION, FORMERLY E-ROOM CORPORATION ("MAGINET")

    In connection with a first quarter 2001 acquisition of a 7.5% interest in MagiNet and the settlement of certain litigation, On Command agreed that MagiNet would have the option during the 15 day period beginning on March 1, 2003 to cause On Command to repurchase all, but not less than all, of the 275,000 shares of On Command Common Stock issued to MagiNet at a price of $15 per share. During the fourth quarter of 2002, On Command repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share. In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which On Command can be required to repurchase 119,500 of the remaining shares subject to repurchase. On Command is not precluded from repurchasing such shares at an earlier date. The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum. On March 1, 2003, the date on which the remaining 36,000 shares will first become subject to repurchase by On Command was postponed until March 1, 2004. The repurchase price for such shares will remain at $15 per share. Subsequent to June 30, 2003, MagiNet agreed to assign the above-described 36,000 shares to the Company in exchange for a $540,000 credit against the cost of equipment to be purchased by MagiNet from the Company through March 1, 2004. To the extent that MagiNet has not used all of such credit by March 1, 2004, the remaining credit will be settled in cash.

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS

    During the three months ended June 30, 2003 and 2002, the Company recorded losses of $4,412,000 and $58,948,000, respectively, to reflect nontemporary declines in the value of its investment in Sky Latin America.

    UNREALIZED HOLDING GAIN AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities that are included in accumulated other comprehensive earnings are summarized below. Such amounts are in addition to the unrealized gains and losses recognized in LSAT's condensed consolidated statements of operations.

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                               AMOUNTS IN THOUSANDS
Equity securities
  Fair value................................................  $40,347        48,532
                                                              =======       =======
  Gross unrealized holding gains............................  $12,476         1,517
                                                              =======       =======
  Gross unrealized holding losses...........................  $    --            --
                                                              =======       =======

(7) INVESTMENT IN WILDBLUE COMMUNICATIONS, INC.

    In December 2002, the Company announced that it had agreed to increase its investment in WildBlue Communications, Inc. ("WildBlue"). On April 21, 2003, pursuant to the terms of the new agreement, the Company invested $58 million in return for senior preferred stock and warrants of WildBlue, which increased its ownership interest from approximately 16% to approximately 32%. Concurrently, other existing and new investors invested $98 million in WildBlue for a total new investment of $156 million. As a result of this transaction, the Company began using the equity method

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to account for its investment in WildBlue. Previously, the Company had carried such investment at cost, subject to other-than-temporary impairment. WildBlue currently expects to launch its satellite in the first half of 2004 and begin the phased introduction of broadband data services in late 2004 or early 2005.

    In connection with such additional investments in WildBlue, the Company entered into a put agreement with KPCB Holdings, Inc. ("KPCB"), one of the existing WildBlue investors that participated in the recent round of financing. Pursuant to this put agreement, KPCB has the right to sell its entire interest in WildBlue to the Company and another WildBlue investor for $10,000,000, the amount KPCB invested in WildBlue in the recent financing round. The Company and such other investor are each responsible for $5,000,000 of the aggregate $10,000,000 put obligation. The put may be exercised at any time within four years from the closing of the WildBlue transaction. The estimated fair value of the put obligation at June 30, 2003 ($1,516,000) is included in other liabilities in the accompanying condensed consolidated balance sheet.

(8) DERIVATIVE INSTRUMENTS

    The estimated fair values of the Company's derivative instruments are as follows:

           TYPE OF                        UNDERLYING            JUNE 30,   DECEMBER 31,
          DERIVATIVE                       SECURITY               2003         2002
------------------------------  ------------------------------  --------   ------------
                                                                 AMOUNTS IN THOUSANDS
Equity collar.................         Sprint PCS Stock         $     --       280,559
Equity collar.................               XMSR                 17,557        25,493
Put spread collar.............               GMH                  20,167        20,004
                                                                --------     ---------
  Total.......................                                    37,724       326,056
  Less current portion........                                   (37,724)     (317,580)
                                                                --------     ---------
Long-term derivative assets...                                  $     --         8,476
                                                                ========     =========

    Prior to the consummation of the settlement transactions described below, the Company owned, through its interest in a trust, a beneficial interest in 5,084,745 shares of Sprint PCS Stock, as well as a beneficial interest in an equity collar between the trust and a financial institution with respect to 5,084,745 shares of Sprint PCS Stock. On March 26, 2003, the Company delivered 2,500,000 shares of Sprint PCS Stock in connection with the settlement of a portion of the Sprint PCS Stock equity collar. The Company received cash proceeds of $149,263,000 upon such settlement. On April 9, 2003, the Company delivered all of its remaining 2,584,745 shares of Sprint PCS Stock in connection with the settlement of the remaining portion of the Sprint PCS Stock equity collar and received cash proceeds of $154,323,000.

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

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

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

    Realized and unrealized gains (losses) on financial instruments are as follows:

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  ------------------------
                                                                    2003           2002
                                                                  --------      ----------
                                                                    AMOUNTS IN THOUSANDS
Change in fair value of derivatives.........................      $(6,168)         112,881
Change in fair value of Sprint PCS Stock and XMSR
  common stock..............................................           --         (112,380)
Change in fair value of iBEAM Put Option....................       (1,367)          (1,254)
                                                                  -------       ----------
                                                                  $(7,535)            (753)
                                                                  =======       ==========

(9) DEBT

    Debt is summarized as follows:

                                                              JUNE 30,    DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                                AMOUNTS IN THOUSANDS
On Command Revolving Credit Facility(a).....................  $ 265,633       261,633
PCS Loan Facility(b)........................................         --       112,503
Capital lease obligations...................................        690         1,146
                                                              ---------     ---------
                                                                266,323       375,282
Less current portion........................................   (266,295)     (113,336)
                                                              ---------     ---------
                                                              $      28       261,946
                                                              =========     =========

------------------------

    (a) On Command's revolving credit facility, as amended, (the "On Command Revolving Credit Facility") provided for aggregate borrowings of $275,000,000 at June 30, 2003. Borrowings under the On Command Revolving Credit Facility are due and payable in July 2004. On Command had $9,367,000 of remaining availability under the On Command Revolving Credit

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Facility at June 30, 2003. On Command's ability to draw additional funds under the On Command Revolving Credit Facility is subject to On Command's continued compliance with applicable financial covenants.

       Revolving loans extended under the On Command Revolving Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a spread that may range from 1.125% to 3.50% depending on certain operating ratios of On Command (4.83% effective borrowing rate at June 30, 2003). In addition, a facility fee ranging from 0.375% to 0.50% per annum is charged on the On Command Revolving Credit Facility, depending on certain operating ratios of On Command. The On Command Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on On Command's ability to pay dividends or make other distributions. In addition, On Command is required to maintain leverage and interest coverage ratios. On Command was in compliance with such covenants at June 30, 2003, as then in effect. Substantially all of On Command's assets are pledged as collateral for borrowings under the On Command Revolving Credit Facility.

       On March 28, 2003, On Command and its bank lenders amended the On Command Revolving Credit Facility to postpone until June 30, 2003 the step down of the leverage ratio covenant of the On Command Revolving Credit Facility from 4.25 to 3.50. On June 27, 2003, a similar amendment was executed to postpone such step down until October 1, 2003. Accordingly, the maximum leverage ratio permitted under the On Command Revolving Credit Facility at June 30, 2003 was 4.25, and On Command's actual leverage ratio was 4.20 as of such date. On Command and its bank lenders executed an Amended and Restated Credit Agreement on April 17, 2003, and an amendment thereto on June 27, 2003 (as amended, the "Amended and Restated Credit Agreement"). The effectiveness of the Amended and Restated Credit Agreement is contingent upon the contribution of $40,000,000 by Liberty Media or one of its subsidiaries (collectively, the "Liberty Media Group") to On Command to be used to repay principal due, and permanently reduce lender commitments, pursuant to the Amended and Restated Credit Agreement. However, the Liberty Media Group has no obligation to make any contribution to On Command, and there can be no assurance that any such contribution will be made or, if made, what the form or terms would be. After the proposed reduction of lender commitments, the Amended and Restated Credit Agreement would constitute a $235,000,000 senior secured credit facility, consisting of a $50,000,000 revolving credit facility and a $185,000,000 term loan facility. The term loan would be subject to scheduled amortizations commencing
       September 30, 2003, and both facilities would mature on December 31, 2007. If it does not earlier become effective, and if it is not otherwise amended, the Amended and Restated Credit Agreement will terminate on September 30, 2003.

       Although On Command is in compliance with the leverage ratio covenant of its existing On Command Revolving Credit Facility at June 30, 2003, and On Command expects to be in compliance with such covenant at September 30, 2003, On Command believes that it will be out of compliance with such covenant at December 31, 2003 if the Amended and Restated Credit Agreement does not become effective by that date. If the Amended and Restated Credit Agreement has not become effective by, or is otherwise terminated prior to, December 31, 2003, On Command anticipates that it will request a further amendment to its existing On Command Revolving Credit Facility to postpone the step down of the leverage ratio covenant. It is uncertain whether On Command's lenders would agree to such a further amendment and what terms might be imposed by the lenders in connection with such further

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       amendment. In the event that the Amended and Restated Credit Agreement does not become effective by the date that the leverage ratio is reduced to 3.50, On Command anticipates that a default would occur under the On Command Revolving Credit Facility. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral, which consists of substantially all On Command's assets. No assurance can be given that the Amended and Restated Credit Agreement will become effective. In addition, if the Amended and Restated Credit Agreement does not become effective, no assurance can be given that On Command will be able to successfully restructure or refinance its existing On Command Revolving Credit Facility on terms acceptable to On Command, or that On Command will be able to avoid a default under its existing On Command Revolving Credit Facility. In light of the uncertainties with respect to the restructuring of the On Command Revolving Credit Facility, On Command's independent auditors included an explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements of On Command stating in part that "On Command is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about On Command's ability to continue as a going concern."

       The Company has classified all borrowings outstanding under the On Command Revolving Credit Facility as current liabilities in its June 30, 2003 condensed consolidated balance sheet due to the fact that an amendment was obtained from its lenders that allowed On Command to meet its leverage ratio covenant at June 30, 2003. In the absence of such amendment, On Command would not have been in compliance with the leverage ratio covenant under the On Command Revolving Credit Facility at June 30, 2003. As the amendment postponed the step down of the leverage ratio covenant for a period of less than 12 months, the Company has classified the debt as current in accordance with EMERGING ISSUES TASK FORCE ISSUE NO. 86-30, CLASSIFICATION OF OBLIGATIONS WHEN A VIOLATION IS WAIVED BY A CREDITOR, and STATEMENT OF FINANCIAL STANDARDS NO. 6, CLASSIFICATION OF SHORT-TERM OBLIGATIONS TO BE REFINANCED. Although On Command has the intent to refinance the On Command Revolving Credit Facility with long-term borrowings under the Amended and Restated Credit Agreement, On Command does not now have the unilateral ability to complete the conditions precedent to the effectiveness of the Amended and Restated Credit Agreement.

    (b) LSAT LLC's revolving credit facility, as amended, provided for maximum borrowings of $303,000,000 (the "PCS Loan Facility"). On April 9, 2003, the Company used $114,651,000 of the proceeds received from the settlement of the Sprint PCS Stock equity collar to repay all principal and accrued interest due under the PCS Loan Facility. In connection with such repayment, the PCS Loan Facility was canceled.

    The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Due to its variable rate nature, the fair value of the Company's debt approximated its carrying value at June 30, 2003.

(10) STOCK COMPENSATION

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB Opinion No. 25")

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and related interpretations, to account for its fixed plan stock options. Under this method, compensation expense for stock options or awards that are fixed generally is required to be recognized over the vesting period only if the current market price of the underlying stock exceeds the exercise price on the date of grant. Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("Statement No. 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by Statement No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, and has adopted the disclosure requirements of Statement No. 123, as amended by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE--AN AMENDMENT OF FASB STATEMENT
NO. 123. The following table illustrates the effects on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation (amounts in thousands except per share amounts).

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  --------------------
                                                                    2003       2002
                                                                  --------   ---------
Net loss, as reported.......................................      $(35,789)  $(215,623)
  Stock compensation expense determined under fair value
    method, net of taxes....................................        (3,442)     (3,190)
                                                                  --------   ---------
    Pro forma net loss......................................      $(39,231)  $(218,813)
                                                                  ========   =========
    Pro forma net loss applicable to common stockholders....      $(57,291)  $(236,873)
                                                                  ========   =========
Loss per share:
  Basic and diluted--as reported............................      $  (1.11)  $   (5.63)
                                                                  ========   =========
  Basic and diluted--pro forma..............................      $  (1.18)  $   (5.70)
                                                                  ========   =========

(11) SIGNIFICANT CUSTOMERS

    During the six months ended June 30, 2003, hotels owned, managed or franchised by Marriott International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton"), InterContinental Hotel Group (formerly Six Continents Hotels, Inc.) ("InterContinental"), Hyatt Hotel Corporation ("Hyatt"), and Starwood Hotels and Resorts Worldwide, Inc. ("Starwood") accounted for 33%, 14%, 11%, 7% and 7%, respectively, of On Command's total net room revenue. Accordingly, hotels owned, managed or franchised by On Command's five largest hotel chain customers accounted for 72% of On Command's total net room revenue during the six months ended June 30, 2003. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command's results of operations and financial condition.

    On Command's master contract with Hilton expired in April 2000, and in October 2000, Hilton announced that it would not be renewing such master contract. As a result, domestic hotels owned, managed or franchised by Hilton are currently subject to a master contract between Hilton and a competitor of On Command. Accordingly, On Command anticipates that domestic hotels owned by Hilton will not renew their contracts with On Command as they expire. However, domestic hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with On Command, and, although no assurance can be given, On Command anticipates that certain of those domestic hotels will choose to renew with On Command. At June 30, 2003, On Command provided service to approximately 117,000 rooms in 506 domestic hotels that are owned, managed or franchised

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

by Hilton. The majority of these rooms are located in managed or franchised hotels that are not owned by Hilton. Through June 30, 2003, On Command's contracts with 65 of the aforementioned 506 hotels (16,000 rooms) had expired and service to these hotels is currently provided under monthly or other short-term renewals. On Command's individual contracts with the remaining 441 domestic Hilton hotels (101,000 rooms) expire at various dates through 2010, with 46% of those rooms expiring by 2005. Since January 2002, On Command has entered into new contracts, or renewed existing contracts, with respect to 9,300 domestic rooms that were franchised by Hilton, and 2,600 domestic rooms that were managed by Hilton. The net room revenue derived from domestic hotels that were owned, managed, or franchised by Hilton decreased approximately 18% during the six months ended June 30, 2003, as compared to the corresponding prior year period. Over time, On Command anticipates that the revenue it derives from hotels that are owned, managed or franchised by Hilton will continue to decrease. However, due to the uncertainties involved, On Command is currently unable to predict the amount and timing of the revenue decreases.

    On Command does not have master contracts with either Starwood or InterContinental, and On Command's master contract with Hyatt provides for the simultaneous expiration of On Command's contractual relationships with all of the individual hotels that are subject to the Hyatt master contract as of December 31, 2004. At June 30, 2003, On Command provided entertainment services to approximately 60,000 rooms in hotels that are owned, managed or franchised by Hyatt, and approximately 176,000 rooms in hotels that are owned, managed or franchised by Starwood or InterContinental. Agreements with respect to approximately 45% of such Starwood and InterContinental rooms have already expired, or will expire by December 31, 2004. At June 30, 2003, approximately 37,000 or 59% of On Command's Starwood rooms were located in Sheraton or Four Points hotels that, depending on whether such hotels are owned, managed or franchised by Starwood, may be covered by a master contract with a competitor of On Command upon the expiration of such hotels' contracts with On Command. On Command is actively pursuing master agreements with InterContinental, with Starwood with respect to the Starwood brands that are not already covered by a competitor's contract, and with Hyatt for the period after December 31, 2004.

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

(12) COMMITMENTS AND CONTINGENCIES

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

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In connection with the first quarter 2001 acquisition of Hotel Digital Network, Inc. ("HDN"), On Command entered into a stockholders agreement (the "HDN Stockholders Agreement") with the then controlling stockholder of Hotel Digital Network (the "HDN Stockholder"). The HDN Stockholders Agreement provided the HDN Stockholder with the right during each of the 30-day periods beginning on March 1, 2003 and 2004 to require On Command to exchange shares of On Command Common Stock for all, but not less than all, of the HDN common shares held by the HDN Stockholder. On March 20, 2003, the HDN Stockholder exercised such right, and in May 2003, On Command acquired all of the HDN Stockholder's interests in Hotel Digital Network common stock for cash and certain other consideration, which in the aggregate was not material to On Command's financial condition. Such acquisition, which did not require the issuance of any shares of On Command Common Stock, represented the final settlement of On Command's purchase obligation under the HDN Stockholders Agreement.

    CONTINGENCIES

    Liberty Media International, Inc. ("Liberty International"), a subsidiary of Liberty Media, and other investors in the Sky Latin America businesses have severally guaranteed obligations of Sky Latin America due under certain transponder agreements and equipment lease agreements through 2018. The Company has indemnified Liberty International with respect to Liberty International's obligations under these guarantees. At June 30, 2003, the portions of the remaining undiscounted obligations due under such transponder agreements and equipment lease agreements that were severally guaranteed by Liberty International aggregated approximately $103,980,000 and $5,757,000, respectively. During the fourth quarter of 2002, Globo Comunicacoes e Participacoes ("GloboPar"), an investor in three of the Sky Latin America entities, announced that it was reevaluating its capital structure. Since that time, GloboPar has not provided any funding to the three Sky Latin America entities in which it is an investor.

    In the case of one such entity, Sky Multi-Country Partners ("Sky Multi-Country"), the Company and the other investors in Sky Multi-Country have each entered into a Forbearance Agreement with respect to Sky Multi-Country's obligations under a Transponder Services Agreement with PamAmSat Corporation (successor-in-interest to PamAmSat International, Inc.) ("PamAmSat"). Pursuant to the Forbearance Agreement, PamAmSat refrained from enforcing its rights under the Transponder Services Agreement through April 30, 2003, so long as it received at least 70% of the fees due under the Transponder Services Agreement. Through July 31, 2003, the Company and the other investors in Sky Multi-Country have collectively funded at least 70% of the fees due under the Transponder Service Agreement. The parties are currently finalizing an agreement that would extend the term of the Forbearance Agreement to October 31, 2003, subject to certain conditions. At June 30, 2003, the aggregate obligations of Sky Multi-Country that were severally guaranteed by Liberty International were $39,080,000. Sky Multi-Country partially funds another Sky Latin America entity in which GloboPar is an investor. At June 30, 2003, the aggregate obligations of this entity that are severally guaranteed by Liberty International were $5,757,000. In the case of Sky Brasil Servicos Limitada ("Sky Brasil"), another entity in which GloboPar is an investor, an investor other than the Company had previously agreed in July 2002 to assume up to $50,000,000 of GloboPar's funding obligations through 2003 in exchange for increased ownership and governance rights. At June 30, 2003, the aggregate obligations of Sky Brasil that are severally guaranteed by Liberty International were $40,040,000.

    As detailed above, the three entities in which GloboPar is an investor account for approximately $84,877,000 of the aggregate obligations guaranteed by Liberty International at June 30, 2003. To the

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

extent that the Company or other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable transponder agreements and equipment lease agreements. With respect to the equipment lease agreements, default also includes bankruptcy, debt default, or material adverse change in the business or financial condition of any guarantor that materially adversely affects the ability of any such guarantor to perform its obligations under the guarantee. In the event any such defaults were to occur, the default provisions of the applicable agreements would determine the ultimate amount to be paid by the Company. The Company believes that the maximum amount of the Company's aggregate exposure under the default provisions of the various agreements is not in excess of the undiscounted remaining obligations guaranteed by the Company, as set forth above. The Company cannot currently predict if, and to what extent, it will be required to perform under any of such guarantees.

    On Command has received a series of letters from Acacia Media Technologies Corporation ("Acacia") regarding a portfolio of patents owned by Acacia. Acacia has alleged that its patents cover certain activities performed by On Command and has proposed that On Command take a license under those patents. On Command has reviewed Acacia's patents and believes there are substantial arguments that Acacia's claims lack merit.

    The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that the amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

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

    For the six months ended June 30, 2003, LSAT had two operating segments: "On Command" and "Other." On Command provides in-room, on-demand entertainment and information services to hotels, motels and resorts primarily in the United States and is majority-owned and consolidated by LSAT. "Other" includes LSAT's non-consolidated investments and corporate.

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

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    LSAT utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                              ON COMMAND    OTHER      TOTAL
                                                              ----------   --------   --------
                                                                    AMOUNTS IN THOUSANDS
PERFORMANCE MEASURES:
Six months ended June 30, 2003
  Revenue...................................................   $116,272         210    116,482
  Operating cash flow (deficit).............................   $ 29,759      (1,201)    28,558

Six months ended June 30, 2002
  Revenue...................................................   $118,382         210    118,592
  Operating cash flow (deficit).............................   $ 32,133      (1,404)    30,729
BALANCE SHEET INFORMATION:
As of June 30, 2003
  Total assets..............................................   $366,454     322,844    689,298

    The following table provides a reconciliation of segment operating cash flow to loss before income taxes and minority interest:

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------
                                                                     2003            2002
                                                                  ----------      -----------
                                                                     AMOUNTS IN THOUSANDS
Segment operating cash flow.................................       $ 28,558           30,729
Stock compensation..........................................            (89)            (146)
Depreciation and amortization...............................        (52,014)         (67,268)
Asset impairments and other charges.........................         (1,256)          (7,650)
Interest expense............................................         (7,423)          (9,786)
Share of losses of affiliates...............................           (208)          (3,358)
Realized and unrealized losses on financial instruments,
  net.......................................................         (7,535)            (753)
Nontemporary declines in fair values of investments.........         (4,412)         (58,948)
Other, net..................................................            813              299
                                                                   --------        ---------
  Loss before income taxes and minority interests...........       $(43,566)        (116,881)
                                                                   ========        =========

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

    - Uncertainties regarding the acceptance and buy rates for mature-themed programming content distributed by On Command;

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

    - Availability of qualified personnel;

    - Uncertainties inherent in the ability of On Command to satisfy the conditions for the effectiveness of the Amended and Restated Credit Agreement (including the required $40,000,000 contribution from the Liberty Media Group) on a timely basis, and if not satisfied, the ability of On Command to restructure or refinance the On Command Revolving Credit Facility;

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

    In-room entertainment revenue, comprised of room revenue and other entertainment revenue, decreased $2,110,000 or 1.8% during the six months ended June 30, 2003, as compared to the corresponding prior year period. The decrease in net in-room entertainment revenue during the six-month 2003 period is primarily attributable to the net effect of (i) a decrease attributable to a lower volume of pay-per-view buys; (ii) an increase attributable to higher average rates for certain pay-per-view products (iii) a $2,066,000 increase in the aggregate revenue derived from short subject, digital music and television-based Internet products; (iv) a $1,395,000 increase in free-to-guest programming revenue that is primarily the result of rate increases; and (v) a $951,000 decrease in other entertainment revenue. On Command believes that the decrease in pay-per-view buys is attributable to the combined effect of (i) a decrease in buy rates for mature-themed pay-per-view products; (ii) a decrease in occupancy rates (as further discussed below); (iii) a change in occupancy mix; and (iv) a reduction in the average number of rooms served by On Command. The 4.1% decline in the average number of rooms served by On Command during the 2003 period is attributable to (i) the sale of On Command's European operations;
(ii) the loss of rooms to competitors; and (iii) the discontinuance of service to certain non-profitable hotels. In-room entertainment revenue decreased $1,447,000 or 2.4% during the three months ended June 30, 2003, as compared to the corresponding prior year period. The decrease in in-room entertainment revenue during the three-month period generally is attributable to the same factors that are described above with respect to the six-month period.

    Overall hotel occupancy rates, as reported by Smith Travel Research, declined 1.5% during the six months ended June 30, 2003, as compared to the corresponding prior year period. In addition, occupancy rates for hotels in the top 25 markets, as reported by Smith Travel Research, declined 1.7% over the same period. Since On Command derives a significant portion of its revenue from hotels located in the top 25 markets, On Command believes that the occupancy rate for this segment is the best indicator of the impact changes in hotel occupancy are having on On Command's business. Hotel occupancy rates are outside of On Command's control, and changes in hotel occupancy rates can have a significant impact on On Command's results of operations.

    During the six months ended June 30, 2003, hotels owned, managed or franchised by Marriott, Hilton, Six Continents, Hyatt, and Starwood accounted for 33%, 14%, 11%, 7% and 7%, respectively, of On Command's total net room revenue. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on On Command's results of operations and financial condition. For additional information concerning On Command's relationships with its significant customers, see note 11 to the accompanying condensed consolidated financial statements.

    OPERATING COSTS

    During the six months ended June 30, 2003 and 2002, the Company's operating costs were entirely comprised of On Command's in-room entertainment operating costs. In-room entertainment operating costs consist primarily of fees paid to movie and other content providers, hotel commissions, direct costs associated with On Command's television-based Internet product, costs associated with video and music systems sold to third parties, costs associated with the repair, maintenance and support of video systems and other room service equipment, and costs associated with research and development activities.

    In-room entertainment operating costs increased $736,000 or 1.9% during the three months ended June 30, 2003, and decreased $598,000 or less than 1% during the six months ended June 30, 2003, as compared to the corresponding prior year periods. Such fluctuations include (i) increases in (a) royalties associated with mature-themed pay-per-view movies, (b) duplication and distribution costs
(c) costs associated with other entertainment revenue and (d) hotel commissions; and (ii) decreases due to (a) lower occupancy costs and other cost saving measures related to On Command's field operations and (b) the sale of On Command's European operations in July 2002. The increases in mature-themed royalties are the result of an increase in the quality and quantity of mature-themed movies available through the Company's video systems due to the initiation of a new vendor relationship in March 2003 and increases in the capacity of certain of the Company's video systems. The increase in system duplication and distribution expense is due to an increase in the quantity of videocassettes duplicated and shipped and an increase in the frequency of title exchanges. The decrease in costs associated with other entertainment revenue is attributable to the combined effect of lower music and video system sales and improved margins on video system sales. Free-to-guest programming costs remained relatively constant during the 2003 and 2002 periods as higher rates from programmers were offset by cost savings resulting from the optimization of certain channel line-ups and changes in certain distribution agreements. Certain of On Command's content fees and other in-room service costs do not vary with room revenue and occupancy rates.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense increased $835,000 or 13.4% and $602,000 or 4.7% during the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods. Such increases are attributable primarily to individually insignificant increases in various components of this line item offset in part by reductions in the amounts accrued by On Command for employee bonuses.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization decreased $14,109,000 or 42.0% and $15,254,000 or 22.7% during the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods. Such decreases include $13,583,000 related to the amortization of the Company's intangible asset related to On Command's hotel contracts. Such intangible asset became fully depreciated on March 31, 2003. The remaining decreases represent the net effect of reductions to On Command's depreciable asset base that were only partially offset by increases attributable to capital expenditures. The decrease in On Command's depreciable asset base is attributable to (i) assets becoming fully depreciated or amortized, and (ii) asset dispositions.

    ASSET IMPAIRMENTS AND OTHER CHARGES

    On Command recorded impairment and other charges of $1,256,000 and $7,650,000 during the six months ended June 30, 2003 and 2002, respectively. The 2002 amount includes a loss of $5,103,000 related to the July 2002 sale of On Command's European operations, and a loss of $1,411,000 relating to a transaction in which certain equipment was transferred to STSN, Inc. The 2003 charges and the remaining 2002 charges are comprised of amounts related to obsolete materials and equipment, and losses on various dispositions of property and equipment, and other assets.

    INTEREST EXPENSE

    Interest expense decreased $1,785,000 or 37.8% and $2,363,000 or 24.1% during the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods. The decrease in interest expense during the 2003 periods is primarily attributable to a reduction in the Company's weighted average debt balance as a result of the repayment of $163,371,000 of debt during March and April 2003. Decreases in the Company's weighted average interest rate and increases in the amortization of On Command's deferred financing fees also contributed to the variances between the 2003 and 2002 periods.

    SHARE OF LOSSES OF AFFILIATES

    During the six months ended June 30, 2003 and 2002, the Company's share of losses of affiliates aggregated $208,000 and $3,358,000, respectively. The 2003 losses relate to the Company's investment in WildBlue, and $2,711,000 of the 2002 losses relate to the Company's investment in Aerocast.com, Inc. ("Aerocast"). As the Company wrote-off its remaining investment in Aerocast during the fourth quarter of 2002, and as the Company has no obligation to make further investments in Aerocast, the Company no longer uses the equity method to account for its investment in Aerocast.

    REALIZED AND UNREALIZED LOSSES ON FINANCIAL INSTRUMENTS

    Realized and unrealized gains (losses) on financial instruments are as follows:

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  -----------------------
                                                                    2003          2002
                                                                  --------      ---------
                                                                   AMOUNTS IN THOUSANDS
Change in fair value of derivatives.........................      $(6,168)        112,881
Change in fair value of Sprint PCS Stock and XMSR common
  stock.....................................................           --        (112,380)
Change in fair value of iBEAM put option....................       (1,367)         (1,254)
                                                                  -------       ---------
                                                                  $(7,535)           (753)
                                                                  =======       =========

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

    NONTEMPORARY DECLINES IN FAIR VALUES OF INVESTMENTS

    During the three months ended June 30, 2003 and 2002, the Company recorded losses of $4,412,000 and $58,948,000, respectively, to reflect nontemporary declines in the value of its investment in Sky Latin America.

    INCOME TAXES

    The Company recognized income tax benefits of $8,189,000 and $6,712,000 during the six months ended June 30, 2003 and 2002, respectively. The 2002 benefit includes a $5,666,000 tax refund received by LSAT as a result of a change in tax law that occurred during the first quarter of 2002. Such change resulted in the elimination of restrictions on the use of net operating loss carryforwards to offset alternative minimum tax liabilities. The 2003 and 2002 income tax benefits also include deferred tax benefits associated with losses recognized by the Company. At June 30, 2003, The Company's deferred tax liability was $10,595,000. The Company is only able to recognize income tax benefits for financial reporting purposes to the extent that such benefits offset recorded income tax liabilities or the Company generates taxable income. Since April 1, 2002, the Company and its 80%-or-more owned subsidiaries have been included in Liberty Media's consolidated tax return, and the Company and Liberty Media have entered into a Tax Liability Allocation and Indemnification Agreement. For additional information, see note 2 to the accompanying condensed consolidated financial statements.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    Pursuant to the transitional provisions of Statement of Financial Accounting Standards No. 142, ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement No. 142"), the Company recorded a $105,837,000 reduction of goodwill in 2002. Such goodwill was originally recorded by Liberty Media in connection with the March 2000 Ascent Entertainment acquisition. In accordance with Statement No. 142, this goodwill reduction has been recorded as the cumulative effect of an accounting change.

MATERIAL CHANGES IN FINANCIAL CONDITION

    LSAT is a holding company that does not generate positive cash flow at the LSAT parent level. The only subsidiary of LSAT that generates significant revenue is On Command. Due to covenant restrictions contained in the On Command Revolving Credit Facility, LSAT generally is not entitled to the cash resources or cash generated by the operations of On Command. The sources of liquidity available to LSAT at the LSAT parent level are described below.

    On a consolidated basis, the Company used cash provided by operating activities of $18,617,000 and cash provided by investing activities of $209,972,000 to fund financing activities of $158,419,000 and a $70,170,000 increase in cash and cash equivalents. The Company's investing activities included $303,586,000 of proceeds received in connection with the disposition of the Company's Sprint PCS Stock and the related equity collar, as further described below.

    CORPORATE

    In March 2003, the Company settled a portion of its Sprint PCS Stock equity collar by delivering 2,500,000 shares of Sprint PCS Stock to the counterparty. In return, the Company received $149,263,000 in cash. The Company used $48,526,000 of such proceeds to repay all principal and accrued interest due under its note payable to Liberty Media. In April 2003, the Company settled the remaining portion of its Sprint PCS Stock equity collar by delivering all of its remaining 2,584,745 shares of Sprint PCS Stock to the counterparty. The Company received cash proceeds of $154,323,000 in connection with such settlement. Also in April 2003, the Company used $114,651,000 of the cash proceeds from the settlement of the Sprint PCS Stock equity collar to repay all principal and accrued interest due under the PCS Loan Facility. In connection with such repayment, the PCS Loan Facility was cancelled. The net impact of the foregoing transactions was a $140,409,000 increase to LSAT's cash and cash equivalents.

    In March 2000, the Company acquired an approximate 31.5% ownership interest in ASTROLINK International LLC ("Astrolink"). Astrolink, a developmental stage entity, was originally established to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink's original business plan required substantial financing. During the fourth quarter of 2001, certain of the members of Astrolink informed Astrolink that they did not intend to provide any of Astrolink's remaining required financing. In light of this decision, Astrolink and the Astrolink members considered several alternatives with respect to Astrolink's proposed business plan.

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

    Under the agreement (the "Astrolink Restructuring Agreement"), the Company would acquire substantially all of the assets of Astrolink, subject to the closing conditions and other terms and conditions provided for therein. Astrolink simultaneously signed agreements with Lockheed Martin

Corporation and Northrop Grumman Space & Mission Systems Corp. for completion of two satellites. The parties also reached agreement on the settlement of all claims related to the previous termination of Astrolink's major procurement contracts and all other major third party creditor claims. The closing of the Company's acquisition of the Astrolink business is subject to the Company obtaining satisfactory funding for the business from additional investors, third party sources of financing, or firm capacity commitments from prospective customers. The closing is also subject to regulatory approvals and other closing conditions. Subject to the satisfaction of these closing conditions, the closing is expected to occur on or before October 31, 2003. The United States Federal Communications Commission granted its approval with respect to the the Astrolink Restructuring on May 22, 2003.

    If the closing occurs, the Company would pay approximately $43 million in cash and would issue approximately $3 million in value of Series A Common Stock as total consideration for the Astrolink assets, including certain existing satellite and launch contracts, and the settlement of all claims against Astrolink. In addition, pursuant to the Astrolink Restructing Agreement, the Company agreed to provide additional interim funding for Astrolink pending closing. If the transactions are consummated, Liberty Media would make a capital contribution to the Company in an amount equal to 10% of the estimated fair value of Liberty Media's equity holdings in the Company at the time of closing, up to a maximum commitment of $55 million, in exchange for shares of the Company's Series B Common Stock.

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

    If the Astrolink Restructuring is not consummated due to lack of financing or other closing conditions, the Company would receive $7.8 million in exchange for its ownership interest in Astrolink and for all notes evidencing interim loans made by the Company to Astrolink as prescribed in the Astrolink Restructuring Agreement.

    In March 2000, LSAT issued 150,000 shares of Series A 12% Cumulative Preferred Stock ("Series A Preferred Stock") and 150,000 shares of Series B 8% Cumulative Convertible Voting Preferred Stock ("Series B Preferred Stock") to Liberty Media in exchange for shares of Sprint PCS Stock. On the date of issuance, each such series of preferred stock had an aggregate stated value of $150,000,000. The Series A Preferred Stock and Series B Preferred Stock, which were each issued at a discount to their stated values, are redeemable at the option of Liberty Media on or after April 1, 2020 at a price equal to stated value plus all accrued and unpaid dividends. Subsequent to March 31, 2003, all dividends on the Series A Preferred Stock and Series B Preferred Stock, which aggregate $7,500,000 each quarter, are to be paid in cash. Accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock aggregated $15,000,000 at June 30, 2003.

    Effective September 29, 2000, LSAT LLC acquired a 1% managing common interest in IB2 LLC from a subsidiary of Liberty Digital for $652,000. Liberty Digital retained a Preferred Interest in IB2 LLC, which owns approximately 360,000 shares of iBEAM Stock. The Preferred Interest had an initial liquidation value of $64,574,000 and is entitled to a return of 9%, compounded annually. As part of the transaction, LSAT LLC granted Liberty Digital the right to put the Preferred Interest to LSAT LLC for a purchase price equal to $26,000,000 (the value of iBEAM Stock on September 29, 2000) plus a 9% return, compounded annually (the "iBEAM Put Option"). LSAT LLC has the right to call Liberty Digital's Preferred Interest at a price equal to the initial liquidation value plus a return of 9%, compounded annually. Both the iBEAM Put Option and call option are exercisable on September 29, 2008. Under certain limited circumstances, including iBEAM's bankruptcy, LSAT LLC can force Liberty Digital to exercise the iBEAM Put Option prior to September 29, 2008. During the fourth quarter of 2001, iBEAM filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As a result of such bankruptcy filing, the Company began carrying the iBEAM Put Option liability at an amount ($32,418,000 at June 30, 2003), which represents the iBEAM Put Option purchase price to LSAT LLC plus an accrued return to Liberty Digital of 9%, compounded annually. The Company anticipates that future losses with respect to the iBEAM Put Option will be limited to Liberty Digital's 9% return on the iBEAM Put Option liability.

    LSAT's primary sources of liquidity for the remainder of 2003 include its unrestricted cash and cash equivalent balances ($80,742,000 at June 30, 2003) and proceeds to be received during the fourth quarter of 2003 in connection with the settlement of certain derivative instruments. The Company believes that such sources of liquidity will be sufficient to fund LSAT's expected cash requirements during the remainder of 2003. LSAT's liquidity requirements during the remainder of 2003 are expected to include (i) its preferred stock dividend requirements; (ii) its capital contributions to Sky Latin America; (iii) its interim funding commitments to Astrolink; and (iv) its operating deficit. In addition, in the event the Astrolink Restructuring closes, as discussed above, the Company would be required to fund a $43 million cash investment, and Liberty Media would be required to make a capital contribution to the Company. The amount and form of any such Liberty Media capital contribution have not yet been determined. LSAT does not expect Ascent Entertainment or its principal operating subsidiary, On Command, to provide any of LSAT's financial resources during 2003. The financial resources and requirements of On Command are described below.

    ON COMMAND

    The On Command Revolving Credit Facility, as amended, provided for aggregate borrowings of $275,000,000 at June 30, 2003. Borrowings under the On Command Revolving Credit Facility are due and payable in July 2004. On Command had $9,367,000 of remaining availability under the On Command Revolving Credit Facility at June 30, 2003. On Command's ability to draw additional funds under the On Command Revolving Credit Facility is subject to On Command's continued compliance with applicable financial covenants.

    Revolving loans extended under the On Command Revolving Credit Facility bear interest at the LIBOR plus a spread that may range from 1.125% to 3.50% depending on certain operating ratios of On Command (4.83% effective borrowing rate at June 30, 2003). In addition, a facility fee ranging from 0.375% to 0.50% per annum is charged on the On Command Revolving Credit Facility, depending on certain operating ratios of On Command. The On Command Revolving Credit Facility contains customary covenants and agreements, most notably the inclusion of restrictions on On Command's ability to pay dividends or make other distributions. In addition, On Command is required to maintain leverage and interest coverage ratios. On Command was in compliance with such covenants at June 30, 2003, as then in effect. Substantially all of On Command's assets are pledged as collateral for borrowings under the On Command Revolving Credit Facility.

    On March 28, 2003, On Command and its bank lenders amended the On Command Revolving Credit Facility to postpone until June 30, 2003 the step down of the leverage ratio covenant of the On Command Revolving Credit Facility from 4.25 to
3.50. On June 27, 2003, a similar amendment was executed to postpone such step down until October 1, 2003. Accordingly, the maximum leverage ratio permitted under the On Command Revolving Credit Facility at June 30, 2003 was 4.25, and On Command's actual leverage ratio was 4.20 as of such date. On Command and its bank lenders executed an Amended and Restated Credit Agreement on April 17, 2003, and an amendment thereto on June 27, 2003. The effectiveness of the Amended and Restated Credit Agreement is contingent upon the contribution of $40,000,000 by the Liberty Media Group to On Command to be used to repay principal due, and permanently reduce lender commitments, pursuant to the Amended and Restated Credit Agreement. However, the Liberty Media Group has no obligation to make any contribution to On Command, and there can be no assurance that any such contribution will be made or, if made, what the form or terms would be. After the proposed reduction of lender commitments, the Amended and Restated Credit Agreement would constitute a $235,000,000 senior secured credit facility, consisting of a $50,000,000 revolving credit facility and a $185,000,000 term loan facility. The term loan would be subject to scheduled amortizations commencing September 30, 2003, and both facilities would mature on December 31, 2007. If it does not earlier become effective, and if it is not otherwise amended, the Amended and Restated Credit Agreement will terminate on September 30, 2003.

    Although On Command is in compliance with the leverage ratio covenant of its existing On Command Revolving Credit Facility at June 30, 2003, and On Command expects to be in compliance with such covenant at September 30, 2003, On Command believes that it will be out of compliance with such covenant at December 31, 2003 if the Amended and Restated Credit Agreement does not become effective by that date. If the Amended and Restated Credit Agreement has not become effective by, or is otherwise terminated prior to, December 31, 2003, On Command anticipates that it will request a further amendment to its existing On Command Revolving Credit Facility to postpone the step down of the leverage ratio covenant. It is uncertain if On Command's lenders would agree to such a further amendment and what terms might be imposed by the lenders in connection with such further amendment. In the event that the Amended and Restated Credit Agreement does not become effective by the date that the leverage ratio is reduced to 3.50, On Command anticipates that a default would occur under the On Command Revolving Credit Facility. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral, which consists of substantially all On Command's assets. No assurance can be given that the Amended and Restated Credit Agreement will become effective. In addition, if the Amended and Restated Credit Agreement does not become effective, no assurance can be given that On Command will be able to successfully restructure or refinance its existing On Command Revolving Credit Facility on terms acceptable to On Command, or that On Command will be able to avoid a default under its existing On Command Revolving Credit Facility. In light of the uncertainties with respect to the restructuring of the On Command Revolving Credit Facility, On Command's independent auditors included an explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements of On Command stating in part that "On Command is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about On Command's ability to continue as a going concern."

    The Company has classified all borrowings outstanding under the On Command Revolving Credit Facility as current liabilities in its June 30, 2003 condensed consolidated balance sheet due to the fact that an amendment was obtained from its lenders that allowed On Command to meet its leverage ratio covenant at June 30, 2003. In the absence of such amendment, On Command would not have been in compliance with the leverage ratio covenant under the On Command Revolving Credit Facility at June 30, 2003. As the amendment postponed the step down of the leverage ratio covenant for a period of less than 12 months, the Company has classified the debt as current in accordance with EMERGING ISSUES TASK FORCE ISSUE NO. 86-30, CLASSIFICATION OF OBLIGATIONS WHEN A VIOLATION IS WAIVED BY A CREDITOR, and STATEMENT OF FINANCIAL STANDARDS NO. 6, CLASSIFICATION OF SHORT-TERM OBLIGATIONS TO BE REFINANCED. Although On Command has the intent to refinance the On Command Revolving Credit Facility with long-term borrowings under the Amended and Restated Credit Agreement, On Command does not now have the unilateral ability to complete the conditions precedent to the effectiveness of the Amended and Restated Credit Agreement.

    In connection with a first quarter 2001 acquisition of a 7.5% interest in MagiNet and the settlement of certain litigation, On Command agreed that MagiNet would have the option during the 15 day period beginning on March 1, 2003 to cause On Command to repurchase all, but not less than all, of the 275,000 shares of On Command Common Stock issued to MagiNet at a price of $15 per share. During the fourth quarter of 2002, On Command repurchased 119,500 of such shares for an aggregate price of $1,344,000 or $11.25 per share. In connection with this transaction, the parties agreed to postpone until March 1, 2004 the date on which On Command can be required to repurchase 119,500 of the remaining shares subject to repurchase. On Command is not precluded from repurchasing such shares at an earlier date. The repurchase price for such shares will be $15 per share, plus an adjustment factor calculated from March 1, 2003 to the date of repurchase, at a rate of 8% per annum. On March 1, 2003, the date on which the remaining 36,000 shares will first become subject to repurchase by On Command was postponed until March 1, 2004. The repurchase price for such shares will remain at $15 per share. Subsequent to June 30, 2003, MagiNet agreed to assign the above-described 36,000 shares to the Company in exchange for a $540,000 credit against the cost of equipment to be purchased by MagiNet from the Company through March 1, 2004. To the extent that MagiNet has not used all of such credit by March 1, 2004, the remaining credit will be settled in cash.

    Historically, On Command has required external financing to fund the cost of installing and upgrading video systems in hotels. However, during 2002 On Command was able to manage its operations and capital expenditures such that On Command was able to rely on internally generated funds and existing sources of liquidity to finance its installation and upgrade activities. During 2003 and future periods, On Command intends to continue to focus its efforts on increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures. On Command expects that it will be able to rely on cash provided by operations, existing availability under the On Command Revolving Credit Facility, and existing cash and cash equivalent balances to fund its capital expenditures and other anticipated liquidity requirements during 2003. To the extent that On Command was to experience a revenue shortfall or any other unfavorable variance from its 2003 operating plan, On Command would seek to reduce expenses and/or capital expenditures to compensate for any such shortfall or unfavorable variance. Accordingly, On Command believes, although no assurance can be given, that it will not require additional sources of liquidity to fund its capital expenditures and anticipated liquidity requirements during 2003. Notwithstanding the foregoing, On Command anticipates that it will require a $40,000,000 contribution from the Liberty Media Group in order to satisfy one of the conditions for the effectiveness of the Amended and Restated Credit Agreement, and that it would require additional external financing to (i) fund any significant new growth initiatives or unanticipated liquidity requirements; or (ii) refinance the On Command Revolving Credit Facility, if the Amended and Restated Credit Agreement does not become effective on a timely basis (as discussed above). No assurance can be given that On Command will not be required to seek external financing during 2003, and if external financing is required, no assurance can be given that any such financing would be available on terms acceptable to On Command or at all.

OFF-BALANCE SHEET ARRANGEMENTS

    Liberty International, a subsidiary of Liberty Media, and other investors in the Sky Latin America businesses have severally guaranteed obligations of Sky Latin America due under certain transponder agreements and equipment lease agreements through 2018. The Company has indemnified Liberty International with respect to Liberty International's obligations under these guarantees. At
June 30, 2003, the portions of the remaining undiscounted obligations due under such transponder agreements and equipment lease agreements that were severally guaranteed by Liberty International aggregated approximately $103,980,000 and $5,757,000, respectively. During the fourth quarter of 2002, GloboPar, an investor in three of the Sky Latin America entities, announced that it was reevaluating its capital structure. Since that time, GloboPar has not provided any funding to the three Sky Latin America entities in which it is an investor.

    In the case of one such entity, Sky Multi-Country, the Company and the other investors in Sky Multi-Country have each entered into a Forbearance Agreement with respect to Sky Multi-Country's obligations under a Transponder Services Agreement with PamAmSat. Pursuant to the Forbearance Agreement, PamAmSat refrained from enforcing its rights under the Transponder Services Agreement through April 30, 2003, so long as it received at least 70% of the fees due under the Transponder Services Agreement. Through July 31, 2003, the Company and the other investors in Sky Multi-Country have collectively funded at least 70% of the fees due under the Transponder Service Agreement. The parties are currently finalizing an agreement that would extend the term of the Forbearance Agreement to October 31, 2003, subject to certain conditions. At June 30, 2003, the aggregate obligations of Sky Multi-Country that were severally guaranteed by Liberty International were $39,080,000. Sky Multi-Country partially funds another Sky Latin America entity in which GloboPar is an investor. At June 30, 2003, the aggregate obligations of this entity that are severally guaranteed by Liberty International were $5,757,000. In the case of Sky Brasil, another entity in which GloboPar is an investor, an investor other than the Company had previously agreed in July 2002 to assume up to $50,000,000 of GloboPar's funding obligations through 2003 in exchange for increased ownership and governance rights. At June 30, 2003, the aggregate obligations of Sky Brasil that are severally guaranteed by Liberty International were $40,040,000.

    As detailed above, the three entities in which GloboPar is an investor account for approximately $84,877,000 of the aggregate obligations guaranteed by Liberty International at June 30, 2003. To the extent that the Company or other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable transponder agreements and equipment lease agreements. With respect to the equipment lease agreements, default also includes bankruptcy, debt default, or material adverse change in the business or financial condition of any guarantor that materially adversely affects the ability of any such guarantor to perform its obligations under the guarantee. In the event any such defaults were to occur, the default provisions of the applicable agreements would determine the ultimate amount to be paid by the Company. The Company believes that the maximum amount of the Company's aggregate exposure under the default provisions of the various agreements is not in excess of the undiscounted remaining obligations guaranteed by the Company, as set forth above. The Company cannot currently predict if, and to what extent, it will be required to perform under any of such guarantees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At June 30, 2003, the Company had $265,633,000 of variable-rate liabilities. Exclusive of facility fees, such liabilities had a weighted-average interest rate of 4.83% as of such date. Accordingly, the Company is exposed to interest rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. Assuming no increase or decrease in the amount outstanding, a hypothetical 100 basis point increase (or decrease) in interest rates at June 30, 2003 would increase (or decrease) the Company's annual interest expense and cash outflows by approximately $2,656,000.

    The Company is exposed to changes in stock prices primarily as a result of its holdings in publicly traded securities. The Company uses equity collars and a put spread collar to hedge market risk with respect to certain of its publicly traded securities. At June 30, 2003, the aggregate fair market value of the Company's publicly traded securities (excluding the fair value of related hedge instruments) was $40,347,000. At June 30, 2003, the fair value of the Company's equity collar was $17,557,000 and the fair value of the Company's put spread collar was $20,167,000. At June 30, 2003, the fair market value of the GM Hughes Stock that is the subject of the put spread collar was $23,339,000. Among other things, the GM Hughes Stock put spread collar (i) provides the Company with the right to require a counterparty to purchase shares of GM Hughes Stock for a weighted average price of $26.64 per share in October 2003; and (ii) provides a counterparty with the right to require the Company to repurchase shares of GM Hughes Stock for a weighted average price of $14.80 per share in October 2003. At June 30, 2003, the per share market value of GM Hughes Stock was $12.81. In addition, the Company owned $2,891,000 of publicly traded securities at June 30, 2003 that were not hedged.

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

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its president and chief financial officer (the "Executive"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executive concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no material changes to pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

    In July 2003, Broadcast Music, Inc. ("BMI") and various other plaintiffs filed suit against On Command in the United States District Court for the Southern District of New York, Case Number 03 CV 5531, for willful copyright infringement. The plaintiffs allege that On Command has failed to obtain permission to publicly perform BMI musical works contained in the motion pictures and videos On Command transmits to hotels and motels for viewing in guest rooms on a pay-per-view basis. On Command has been in negotiations with BMI for a performance license and intends to continue such negotiations. On Command does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

       31  Rule 13a-14(a)/15d-14(a) Certification.

       32  Section 1350 Certification.

    (b) Reports on Form 8-K filed during quarter ended June 30, 2003:

     DATE FILED         ITEMS REPORTED   FINANCIAL STATEMENTS FILED
---------------------   --------------   --------------------------
April 2, 2003           Items 7 and 9         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LIBERTY SATELLITE & TECHNOLOGY, INC.

Date: August 14, 2003                          By:               /s/ KENNETH G. CARROLL
                                                    ------------------------------------------------
                                                                   Kenneth G. Carroll
                                                         President, Chief Financial Officer and
                                                       Treasurer (Principal Financial Officer and
                                                              Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of the Report (according to the number assigned to them in Item 601 of Regulation S-K):

      31   Rule 13a-14(a)/15d-14(a) Certification.

      32   Section 1350 Certification.