Form 10-Q/A
period 2003-06-30
LIBERTY SATELLITE & TECHNOLOGY INC
filed 2003-08-15
CIK 1022222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 F O R M 10-Q/A
                                AMENDMENT NO. 1

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

       Although On Command is in compliance with the leverage ratio covenant of its existing On Command Revolving Credit Facility at June 30, 2003, and On Command expects to be in compliance with such covenant at September 30, 2003, On Command believes that it will be out of compliance with such covenant after September 30, 2003 if the Amended and Restated Credit Agreement does not become effective by that date. If the Amended and Restated Credit Agreement has not become effective by, or is otherwise terminated prior to, October 1, 2003, On Command anticipates that it will request a further amendment to its existing On Command Revolving Credit Facility to postpone the step down of the leverage ratio covenant. It is uncertain whether On Command's lenders would agree to such a further amendment and what terms might be imposed by the lenders in connection with such further amendment. In

             LIBERTY SATELLITE & TECHNOLOGY, INC. AND SUBSIDIAIRES
            (A CONSOLIDATED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       the event that the Amended and Restated Credit Agreement does not become effective by the date that the leverage ratio is reduced to 3.50, On Command anticipates that a default would occur under the On Command Revolving Credit Facility. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral, which consists of substantially all On Command's assets. No assurance can be given that the Amended and Restated Credit Agreement will become effective. In addition, if the Amended and Restated Credit Agreement does not become effective, no assurance can be given that On Command will be able to successfully restructure or refinance its existing On Command Revolving Credit Facility on terms acceptable to On Command, or that On Command will be able to avoid a default under its existing On Command Revolving Credit Facility. In light of the uncertainties with respect to the restructuring of the On Command Revolving Credit Facility, On Command's independent auditors included an explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements of On Command stating in part that "On Command is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about On Command's ability to continue as a going concern."

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

    Although On Command is in compliance with the leverage ratio covenant of its existing On Command Revolving Credit Facility at June 30, 2003, and On Command expects to be in compliance with such covenant at September 30, 2003, On Command believes that it will be out of compliance with such covenant after September 30, 2003 if the Amended and Restated Credit Agreement does not become effective by that date. If the Amended and Restated Credit Agreement has not become effective by, or is otherwise terminated prior to, October 1, 2003, On Command anticipates that it will request a further amendment to its existing On Command Revolving Credit Facility to postpone the step down of the leverage ratio covenant. It is uncertain if On Command's lenders would agree to such a further amendment and what terms might be imposed by the lenders in connection with such further amendment. In the event that the Amended and Restated Credit Agreement does not become effective by the date that the leverage ratio is reduced to 3.50, On Command anticipates that a default would occur under the On Command Revolving Credit Facility. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral, which consists of substantially all On Command's assets. No assurance can be given that the Amended and Restated Credit Agreement will become effective. In addition, if the Amended and Restated Credit Agreement does not become effective, no assurance can be given that On Command will be able to successfully restructure or refinance its existing On Command Revolving Credit Facility on terms acceptable to On Command, or that On Command will be able to avoid a default under its existing On Command Revolving Credit Facility. In light of the uncertainties with respect to the restructuring of the On Command Revolving Credit Facility, On Command's independent auditors included an explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements of On Command stating in part that "On Command is seeking to restructure the debt facility and such restructuring is contingent on certain events, which raises substantial doubt about On Command's ability to continue as a going concern."

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

                                               LIBERTY SATELLITE & TECHNOLOGY, INC.

Date: August 15, 2003                          By:               /s/ KENNETH G. CARROLL
                                                    ------------------------------------------------
                                                                   Kenneth G. Carroll
                                                         President, Chief Financial Officer and
                                                       Treasurer (Principal Financial Officer and
                                                              Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of the Report (according to the number assigned to them in Item 601 of Regulation S-K):

      31   Rule 13a-14(a)/15d-14(a) Certification.

      32   Section 1350 Certification.